Form 10-K
period 2001-08-31
ACCENTURE LTD
filed 2001-11-29
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16565

ACCENTURE LTD

Bermuda	98-0341111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cedar House
41 Cedar Avenue
Hamilton HM12, Bermuda
(Address Of Principal Executive Offices)

(441) 296-8262
(Registrant’s Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A common shares, par value $0.0000225 per share	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

Class X common shares, par value $0.0000225 per share

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          The aggregate market value of the common equity of the Registrant held by non-affiliates of the Registrant on November 15, 2001 was $6.9 billion, based on the closing price of the Registrant’s Class A common shares, par value $0.0000225, reported on the New York Stock Exchange on such date of $20.25 per share and on the par value of the Registrant’s Class X common shares, par value $0.0000225 per share.

          The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of November 15, 2001 was 343,308,444, including 1,576,400 treasury shares. The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of November 15, 2001 was 591,161,472.

PART I

ITEM 1.    BUSINESS

Overview

          Accenture is the world’s leading management and technology consulting organization. We had approximately $13.3 billion of revenues for the fiscal year ended August 31, 2001. As of August 31, we had more than 75,000 employees based in more than 110 offices in 47 countries delivering to our clients a wide range of consulting, technology and outsourcing services. We operate globally with one common brand and business model designed to enable us to serve our clients on a consistent basis around the world. We work with clients of all sizes and have extensive relationships with the world’s leading companies and governments.

Management and Technology Consulting Services and Solutions

          Our management and technology consulting services and solutions business is structured around five global market units, which together comprise 18 industry groups. Eight service lines support the global market units and provide access to the full spectrum of business and information technology solutions. Client engagement teams typically consist of industry experts, service line specialists and consultants with local market knowledge. Our client teams are complemented by our delivery centres, which allow us to capture replicable components of methodologies and technologies and use these to create tailored solutions for our clients quickly and cost-effectively.

Global Market Units

          The following table shows the organization of our five global market units and 18 industry groups.

Global Market Units

Communications & High Tech	Financial Services	Products	Resources	Government

Industry Groups	Industry Groups	Industry Groups	Industry Groups	Industry Groups
• Communications • Electronics & High Tech • Media & Entertainment	• Banking • Health Services • Insurance	• Automotive • Consumer Goods & Services • Industrial Equipment • Pharmaceuticals & Medical Products • Retail • Transportation & Travel Services	• Chemicals • Energy • Forest Products • Metals & Mining • Utilities	• Government

Communications & High Tech

          We are a leading provider of management and technology consulting services and solutions to the communications, high technology and media and entertainment industries. We offer services that help our clients stay ahead of major technology and industry trends, including the proliferation of wireless devices, next-generation networks, digital content services, Web-enabled platforms and the industry restructuring brought about by the convergence of these technologies. In addition, we have established mobile commerce labs in Europe and the United States. At these research and development facilities we explore how new mobile technologies, such as wireless, can be integrated with existing legacy and Internet systems and applied in new and innovative ways.

          Our Communications & High Tech global market unit comprises the following industry groups:

•
Communications.    Our Communications industry group serves many of the world’s leading wireline, wireless, cable and satellite communications companies. We provide a wide range of services designed to help our communications clients increase margins and market share, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles.

•
Electronics & High Tech.    Our Electronics & High Tech industry group serves the aerospace, defense, electronics, high technology and network communications industries. This industry group provides services in such areas as electronic commerce and strategy and supply chain management.

•
Media & Entertainment.    Our Media & Entertainment industry group serves entertainment, print and publishing companies, as well as innovative new ventures and Internet companies, providing an array of services ranging from customer relationship management to digital content infrastructure and electronic business solutions.

Financial Services

          Our Financial Services global market unit focuses on the growth opportunities being created by sophisticated customer relationship management, increased consolidation, business-to-business exchanges, mobile commerce and the electronic enabling of front and back offices of financial, health care and insurance services companies.

          Our Financial Services global market unit comprises the following industry groups:

•
Banking.    Our Banking industry group works with leading commercial and savings banks, diversified financial services and securities companies, and exchanges, as well as with a variety of new entrants and innovators, such as on-line banks and brokerages. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively, expand product and service offerings, and leverage new technologies and distribution channels.

•
Health Services.    Our Health Services industry group serves integrated healthcare providers, health insurers, managed care organizations, biotech and life sciences companies and policy-making authorities. We are helping our clients in the health plan and health insurance area in North America accelerate their business by connecting consumers, physicians and other stakeholders through electronic commerce. In Europe, we are helping create new connections between governments, physicians and insurers.

•
Insurance.    Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, develop Internet insurance businesses and improve the quality and consistency of risk selection decisions. We also help insurers take advantage of the opportunities provided by convergence within the financial services industry. In addition, our Insurance industry group has also developed a claims management capability that enables insurers to provide better customer service while optimizing claims costs.

Products

          Our Products global market unit comprises six industry groups: Automotive, Consumer Goods & Services, Industrial Equipment, Pharmaceuticals & Medical Products, Retail, and Transportation & Travel Services.

•	Automotive. Our Automotive industry group works with auto manufacturers, suppliers, dealers, retailers and service providers to develop and implement solutions focused on customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

•
Consumer Goods & Services.    Our Consumer Goods & Services industry group helps food, beverage, tobacco, household products, cosmetics and apparel companies move beyond incremental cost cutting and establish bolder innovation and growth agendas. This industry group adds value to companies through innovative service offerings that address, among other things, new ways of reaching the retail trade and consumers through precision consumer marketing, maximizing brand synergies and cost reductions in mergers and acquisitions, and improving supply chain efficiencies through collaborative commerce business models.

•
Industrial Equipment.    Our Industrial Equipment industry group serves the industrial and electrical equipment, construction, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiency by improving processes and leveraging technology. We also help them generate value from strategic mergers and acquisitions. Our Industrial Equipment industry group also develops and deploys innovative solutions in the area of channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•
Pharmaceuticals & Medical Products.    Our Pharmaceuticals & Medical Products industry group serves pharmaceuticals, biotechnology, medical products and other industry-related companies. With knowledge in discovery, development, manufacturing, supply chain, and sales and marketing issues, we help companies identify and exploit opportunities for value creation, such as reducing the time it takes to develop and deliver new drugs to market through process improvements and implementation of technology. This industry group also helps clients integrate new discovery technologies, realize the potential of genomics and biotechnology, become more patient-centric, and create new business models that deliver medical breakthroughs more rapidly.

•
Retail.    Our Retail industry group serves a wide spectrum of retailers ranging from convenience stores to destination stores, including supermarkets, specialty premium retailers and large mass-merchandise discounters. Our Retail industry group professionals work with clients to improve operational performance, increase advertising and merchandising effectiveness, and enhance supply chain and customer relationship management capabilities.

•
Transportation & Travel Services.    Our Transportation & Travel Services industry group serves clients in the airline, freight transportation, third-party logistics, hospitality, gaming, car rental, passenger rail and travel distribution industries. We help clients develop and implement strategies and solutions to improve customer relationship management capabilities, operate more-efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies and more effectively manage maintenance, repair and overhaul processes and expenses.

Resources

          Our Resources global market unit serves the energy, chemicals, utilities, metals, mining, forest products and related industries. With market conditions creating incentives for major investment by energy companies, deregulation fundamentally reforming the utilities industry, major globalization and strategy shifts in the chemicals industry and an increasing focus on supply chain management, we are working with clients to create innovative solutions that are designed to help them differentiate themselves in the marketplace and gain competitive advantage.

          Our Resources global market unit comprises the following industry groups:

•
Chemicals.    This industry group has significant resources in Europe, Asia, Japan and the Americas and works with a wide cross-section of industry segments, including specialty chemicals, industrial chemicals, polymers and plastics, gases and life science companies. We also have long-term operations contracts with many of the industry leaders and have worked closely with many chemical industry electronic marketplaces and start-ups.

•
Energy.    Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream and oil services companies. We help clients create cross-industry synergies and operational efficiencies through our multi-client outsourcing centers, forge alliances to advance integrated industry solutions, build new markets in Asia, establish electronic procurement exchanges, build and enhance trading and risk management operations, and exploit new business technologies.

•
Forest Products.    The Forest Products industry group helps our clients in the pulp and paper business achieve improvements in business performance from the individual mill level throughout the value chain. We also help our Forest Products clients use electronic commerce and the Internet to drive incremental value.

•
Metals & Mining.    Our Metals & Mining industry group serves metals industry clients located in the world’s key mining regions, including North America, Latin America, South Africa, Australia and South East Asia. The Metals & Mining industry group works with clients in areas such as electronic commerce, including procurement, supply-chain management and customer service.

•
Utilities.    Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. Our work includes helping utilities transform themselves from state-owned, regulated local entities to global deregulated corporations, as well as developing diverse products and service offerings to help our clients deliver higher levels of convenience and service to their customers. These offerings include trading and risk management, supply chain optimization and customer relationship management.

Government

          As the world’s largest employers, governments face the challenge of improving the efficiency of their service delivery by creating new citizen-centric business models that harness the power of new technologies. Our Government global market unit works with government agencies in a number of countries, helping them transform to meet the demands of citizens and businesses. We typically work with defense, revenue, human services, justice, postal, education and electoral authorities, whose budgets typically account for a substantial majority of a country’s overall government expenditures.

          Our Government clients typically are national, provincial or state-level government organizations, and to a lesser extent, cities and other forms of local government. We advise on, implement and in some cases operate government services, enabling our clients to use their resources more efficiently and to deliver citizen-centric services. We also work with clients to transform their back-office operations, build Web interfaces and enable services to be delivered over the Internet. In addition, many government agencies are moving beyond information-only Web sites to full-service Internet portals that offer a single entry point for citizens and businesses to access integrated services and information. We have developed and implemented portal strategies for numerous federal, state and local governments. Additionally, we use the Internet and other new technologies to help defense agencies manage their supply chains and improve procurement processes.

Service Lines

          Through our eight service lines we develop and deliver a full spectrum of services and solutions that address business opportunities and challenges common across industries. In addition to the nearly 55,000 professionals who specialize in a service line within a particular industry group, we have more than 8,000 professionals dedicated full-time to our service lines. Each of these professionals focuses exclusively on one service line, helping develop knowledge, assets and innovative solutions for clients across all of our industry groups. We use our service line expertise to incubate and develop new, scalable service offerings to meet the evolving needs of our clients.

Strategy & Business Architecture

          The professionals within our Strategy & Business Architecture service line work with individuals at the highest levels of our clients’ organizations on their most critical strategy and information technology issues. To help clients unlock new sources of value, we provide a wide array of strategic planning and design services and advise clients on significant decisions relating to corporate governance, alliances, mergers and acquisitions and other transformational decisions. In addition, our professionals analyze current and emerging market trends to help clients identify new business opportunities.

Customer Relationship Management

          Professionals in our Customer Relationship Management service line help companies increase the value of their customer relationships and enhance the economic value of their brands to acquire new customers and retain existing ones. We offer a full range of capabilities that have positioned us as a pioneer in the reinvention of marketing and customer relationship management. These include proprietary approaches to improving the return on marketing investments, innovative methods for uncovering insight into customers’ purchasing preferences and habits and tailoring products and services based on that insight, and sophisticated techniques for integrating information so that it is available to the customer at any point of interaction. Together with our alliance partners, we bring in-depth skills to our clients, helping them create superior customer experiences and enhance the value of their customer relationships.

Supply Chain Management

          We help clients gain a competitive advantage by optimizing their supply chains and building networks to facilitate collaboration with suppliers and business partners. Professionals in our Supply Chain Management service line are dedicated to inventing new approaches to solve supply chain problems across a broad range of industries. This includes designing more-efficient procurement processes, optimizing product planning, strengthening supplier relationships, and streamlining product development cycles. In addition, our Supply Chain Management service line uses its expertise in areas such as strategic sourcing, manufacturing strategy and operations, and logistics to provide strategic advice and technology solutions that leverage the Web for procurement, fulfillment and product design.

Human Performance

          The professionals in our Human Performance service line help our clients solve human performance issues critical to their operational success, from recruiting and motivating key employees and management to developing outsourced and netsourced processes and training for their employees. Our integrated approach provides human resources, knowledge management, learning and performance management solutions that increase the efficiency and effectiveness of our clients’ employees and operations, while reducing recruiting and training costs.

Finance & Performance Management

          The professionals in our Finance & Performance Management service line work with our clients’ key financial managers to support management of, and reporting by, the finance department; to develop and implement solutions that help them align their companies’ investments with their business objectives; to use the Internet to manage the treasury function; and to establish security around the exchange of information to reporting institutions. Among the services we provide are strategic consulting with regard to the design and structure of the finance function, particularly post-merger or acquisition, and the establishment of shared service centers for streamlining transaction processing. Our services also address pricing and yield management, billing, credit, lending and debt recovery.

Technology Research & Innovation

          Professionals in our Technology Research & Innovation service line research, invent and commercialize cutting-edge business solutions using new and emerging technologies. Our research helps develop innovative ideas based on technology advances that can be applied to changing marketplace dynamics. Through the Accenture Technology Labs, we continually identify and dedicate significant resources to the next-wave technologies that we believe will be drivers of our clients’ growth and sources of first-mover advantage by enabling clients to be first to market with a unique capability or service offering.

Solutions Engineering

          Professionals in our Solutions Engineering service line design, build and deploy complex industry-specific, reusable and scalable solutions that typically integrate business processes, technology and human performance components. Among other things, they maintain and enhance our methods and practices for building technology-based solutions in an efficient and predictable manner. We have expertise and capabilities in a wide range of areas, including electronic commerce infrastructure, security, enterprise resource planning, enterprise application integration, data warehousing and pre-packaged business solution delivery. We have developed program and project management skills and methodologies that allow us to achieve on-time delivery of highly complex projects.

Solutions Operations

          Our Solutions Operations service line provides a range of outsourcing solutions for managing technology infrastructure, applications and business processes and is our primary source of strategy and capability for executing initiatives in business transformation outsourcing. We are differentiated in our delivery of outsourcing services through our creation of solutions that help transform the way industries work and our ability to combine industry, technology and functional expertise with outsourcing capabilities. In addition, we are expanding our outsourcing capabilities in several industries through a variety of shared-service solutions, including customer information management, billing systems, information technology services, supply chain management and human resources administration. Our outsourcing solutions also include our netsourcing capability, which allows clients to take advantage of state-of-the-art Internet-based capabilities, such as Web hosting and direct Internet access to a wide array of business solutions. We provide many of these capabilities, including training, supply chain integration and managed financial reporting, in conjunction with our alliance partners.

Delivery Centres

          One of our key strengths is our ability to create and capture replicable components of methodologies and technologies, which we can customize to create tailored solutions for our clients in a cost-effective manner and under demanding time constraints. Our global network of Accenture Delivery Centres enhances our ability to capitalize on our vast array of methodologies, tools and technology to deliver value to our clients. Our more than 20 delivery centres are facilities where teams of Accenture professionals use proven methodologies and existing assets to create business solutions for clients.

Affiliates, Alliances and Accenture Technology Ventures Portfolio Companies

          Our affiliates, alliances and portfolio companies enhance the ability of our market units and service lines to deliver value to clients by providing us with insight into and access to emerging business models, products and technologies.

Affiliates

          If a capability that we do not already possess is of strategic importance and value to us but is in an area that is best developed in a business model outside our client service business, we may form a new business, often with one or more third parties, to develop that capability. We call these businesses affiliates. These entities can rapidly advance a particular opportunity by building upon our global platform of clients, professionals and business expertise. Our affiliates include Avanade Inc., e-peopleserve, Epylon Corporation, Imagine Broadband Limited, Indeliq, Inc. and Navitaire Inc. Avanade is a company we jointly own with Microsoft that focuses on large-scale technology integration surrounding Microsoft’s enterprise platform. e-peopleserve is a human resources solution provider we own with British Telecommunications. Epylon provides e-procurement capability for government entities and educational institutions. Imagine Broadband provides interactive broadband solutions and platform implementation to cable, satellite and telecommunications network operators worldwide. Indeliq develops scalable performance simulation electronic learning applications based on patents and technology that we contributed to Indeliq. Navitaire provides airlines with reservations, ticketing and revenue management services.

Alliances

          Because today’s business environment demands more speed, flexibility and resources than exist at any single company, strategic alliances are an important part of our strategy. Through our strategic alliances, we work with established and early-stage technology companies in virtually every field, allowing us to incorporate market-leading insights and deliver an array of capabilities for our clients’ diverse business needs. We seek to form alliances with leading companies and organizations whose capabilities complement our own, whether by extending or deepening a service offering, delivering a new technology or business process, or helping us extend our services to new geographies.

Accenture Technology Ventures Portfolio Companies

          Accenture Technology Ventures, our venture capital business, provides us with insight into and access to emerging business models, products and technologies for the benefit of our management and technology consulting business and enables us to generate returns from investments in emerging growth technology companies. The companies in which Accenture Technology Ventures invests, which we refer to as portfolio companies, also benefit from access to our industry expertise and client relationships. Accenture Technology Ventures’ investment strategy includes funding for private companies and focuses on software and information technology investments.

Research and Innovation

          We are committed to developing leading-edge ideas. We believe that research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research to help create, commercialize and disseminate innovative business strategies and technology. Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. We spent $256 million, $252 million and $271 million on research and development in fiscal years 1999, 2000 and 2001, respectively, primarily through both our global market units and our service lines to develop market-ready solutions for our clients. We also promote the creation of knowledge capital and thought leadership through the Accenture Technology Labs, the Accenture Institute for Strategic Change and the Accenture Ideas Exchanges.

Accenture Organizational Structure

          Accenture Ltd is a Bermuda holding company with no material assets other than Class I and Class II common shares in our subsidiary, Accenture SCA, a Luxembourg partnership limited by shares. Accenture Ltd’s only business is to hold these shares and to act as the sole general partner of Accenture SCA. As the general partner of Accenture SCA and as a result of Accenture Ltd’s majority voting interest in Accenture SCA, Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements. We operate our business through subsidiaries of Accenture SCA. Accenture SCA reimburses Accenture Ltd for its expenses but does not pay Accenture Ltd any fees.

          Prior to our transition to a corporate structure in fiscal 2001, we operated as a series of related partnerships and corporations under the control of our partners. In connection with our transition to a corporate structure, our partners generally exchanged all of their interests in these partnerships and corporations for Accenture Ltd Class A common shares or, in the case of partners resident in certain countries, Accenture SCA Class I common shares or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA. Generally, partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares also received a corresponding number of Accenture Ltd Class X common shares which entitle their holders to vote at Accenture Ltd shareholders’ meetings but do not carry any economic rights.

          Each Class A common share and each Class X common share of Accenture Ltd entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture Ltd. The holder of a Class X common share is not, however, entitled to receive dividends or to receive payments upon a liquidation of Accenture Ltd.

          Each Class I common share and each Class II common share of Accenture SCA entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture SCA. Each Accenture SCA Class II common share entitles Accenture Ltd to receive a dividend or liquidation payment equal to 10% of any dividend or liquidation payment to which an Accenture SCA Class I common share entitles its holder. Accenture Ltd holds all of the Class II common shares of Accenture SCA.

          Subject to contractual transfer restrictions, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at any time at a redemption price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the redemption. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. In addition, each of our partners in the United States, Australia and Norway has agreed that we may cause that partner to exchange that partner’s Accenture SCA Class I common shares for Accenture Ltd Class A common shares on a one-for-one basis if Accenture Ltd holds more than 40% of the issued share capital of Accenture SCA and we receive a satisfactory opinion from counsel or a professional tax advisor that such exchange should be without tax cost to that partner. This one-for-one redemption price and exchange ratio will be adjusted if Accenture Ltd holds more than a de minimis amount of assets (other than its interest in Accenture SCA and assets it holds only transiently prior to contributing them to Accenture SCA) or incurs more than a de minimis amount of liabilities (other than liabilities for which Accenture SCA has a corresponding liability to Accenture Ltd). Accenture Ltd does not intend to hold any material assets other than its interest in Accenture SCA or to incur any material liabilities such that this one-for-one redemption price and exchange ratio would require adjustment. In order to maintain Accenture Ltd’s economic interest in Accenture SCA, Accenture SCA will issue common shares to Accenture Ltd each time additional Accenture Ltd Class A common shares are issued.

          Holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture Ltd Class A common shares at any time on a one-for-one basis. Accenture Canada Holdings Inc. may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture Ltd Class A common share entitles its holder.

          Accenture Ltd may, at its option, redeem any Class X common share for a redemption price equal to the par value of the Class X common share, or $0.0000225 per share. Accenture Ltd may not, however, redeem any Class X common share of a holder if such redemption would reduce the number of Class X common shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares held by that holder, as the case may be. Accenture Ltd will redeem Accenture Ltd Class X common shares upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares outstanding.

          We use the term “partner” to refer to the partners and shareholders of the series of related partnerships and corporations through which Accenture operated its business prior to its transition to a corporate structure. These individuals became executive employees of Accenture following its transition to a corporate structure but retain the “partner” title. Where the context permits, the term also refers to Accenture’s employees and others who have been or are in the future named as “partners” in this executive sense.

Employees

          Our most important asset is our people. We are deeply committed to the long-term development of our employees. Each professional receives extensive and focused technical and managerial skills development training throughout his or her career with us. We seek to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance review system and a competitive compensation philosophy that rewards individual performance and teamwork. We strive to maintain a work environment that reinforces our partnership culture and the collaboration, motivation, alignment of interests and sense of ownership and reward that our partnership culture has sustained.

          As of August 31, 2001, we had more than 75,000 employees worldwide, of whom approximately 2,400 were partners.

Competition

          We operate in a highly competitive and rapidly changing global market and compete with a variety of organizations that offer services similar to those that we offer. In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide. Our competitors include information technology outsourcing and services companies, certain large accounting firms that have significant consulting operations, management and strategy consulting firms, specialized electronic business consulting firms and information technology product and service vendors.

          Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governmental organizations and other large enterprises. There is an increasing number of professional services firms seeking consulting engagements with these organizations. We believe that the principal competitive factors in the consulting industry in which we operate include:

•	skills and capabilities of people;

•	reputation and client references;

•	price;

•	scope of services;

•	service delivery approach;

•	perceived ability to add value;

•	quality of advice given;

•	focus on achieving results on a timely basis;

•	availability of appropriate resources; and

•	global reach and scale.

Forward-Looking Statements and Certain Factors That May Affect Our Business

          We have included in this Annual Report on Form 10-K forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•
A significant or prolonged economic downturn could have a material adverse effect on our results of operations.    Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. In addition, our business tends to lag behind economic cycles in an industry. A decline in the level of business activity of our clients could have a material adverse effect on our revenues and profit margin.

•
Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past. Our success, depends, in part, on our ability to develop and implement management and technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our ideas may not be successful in the marketplace. Also, products and technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Our business is also dependent, in part, upon continued growth in the use of technology in business, and if the use of technology in business does not continue to grow, demand for our services may decrease.

•
We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.    As a professional services firm, we depend to a large extent on our relationships with our clients and our reputation for high-caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we employ, it may be more damaging in our business than in other businesses.

•
Our services or solutions may infringe upon the intellectual property rights of others.    We cannot be sure that our services and solutions, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services or solutions.

•
Our engagements with clients may not be profitable.    Unexpected costs or delays could make our contracts unprofitable. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis and we estimate that the majority of our contracts can be terminated by our clients with short notice and without significant penalty. Furthermore, in limited circumstances we extend financing to our clients and may fail to collect amounts so extended.

•
If our affiliates, alliances or venture capital portfolio companies do not succeed, we may not be successful in implementing our growth strategy.    We have invested a substantial amount of time and resources in our affiliates, alliances and venture capital portfolio companies, and we plan to make substantial additional investments in the future. The benefits we anticipate from these relationships are an important component of our growth strategy. If these relationships do not succeed, we may lose our investments or fail to obtain the benefits we hope to derive from them.

•
Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.    These risks include: the absence in some jurisdictions of effective laws to protect our intellectual property rights; multiple and possibly overlapping and conflicting tax laws; restrictions on the movement of cash; the burdens of complying with a wide variety of national and local laws; political instability; currency fluctuations; longer payment cycles; restrictions on the import and export of certain technologies; price controls or restrictions on exchange of foreign currencies; and trade barriers.

•
Our transition to a corporate structure in fiscal 2001 may adversely affect our ability to recruit, retain and motivate our partners and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.    We face additional retention risk because of our transition to a corporate structure in fiscal 2001. While most of the equity interests held by our partners are subject to transfer restrictions, the transfer restrictions lapse over time, may not be enforceable in all cases and can be waived. In addition, in connection with our transition to a corporate structure, our partners have accepted significant reductions in their cash compensation. The substitution of equity, equity-based incentives and other employee benefits in lieu of higher cash compensation may not be sufficient to retain these individuals in the near or long term. There is no guarantee that the non-competition agreements we have entered into with our partners are sufficiently broad to prevent them from leaving us for our competitors or other opportunities or that these agreements will be enforceable in all cases. Also, the incentives we offer to attract, retain and motivate our non-partner employees may not be as effective as the opportunity, which existed prior to our transition to a corporate structure, to hold a partnership interest in Accenture.

•
We have only a limited ability to protect our intellectual property rights, which are important to our success.    We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.

•
Our profitability will suffer if we are not able to maintain our prices and utilization rates and control our costs.    Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our professionals, we will not be able to sustain our profit margin and our profitability will suffer.

•
Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.    Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. The factors that are likely to cause these variations are: seasonality; the business decisions of our clients regarding the use of our services; the timing of projects and their termination; the timing and extent of gains and losses on our portfolio of investments; the timing of income or loss from affiliates; our ability to transition employees quickly from completed projects to new engagements; the introduction of new solutions or services by us or our competitors; changes in our pricing policies or those of our competitors; our ability to manage costs, including personnel costs and support services costs; costs related to possible acquisitions of other businesses; and global economic conditions.

•
Our share price may decline due to the large number of Class A common shares eligible for future sale.    Sales of substantial amounts of Accenture Ltd Class A common shares, or the perception of these sales, may adversely affect the price of the Class A common shares and impede our ability to raise capital through the issuance of equity securities. On each of the first eight anniversaries of the consummation of the initial public offering of the Class A common shares, Class A common shares held by our partners will become available for sale in significant numbers and Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our partners will become redeemable or exchangeable for freely transferable Class A common shares in significant numbers.

•
We are registered in Bermuda, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.    We are organized under the laws of Bermuda, and a significant portion of our assets are located outside the United States. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda or in countries, other than the United States, where we have assets based on the civil liability provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where we have assets.

•
Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.    Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, we are governed by the Companies Act 1981 of Bermuda. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

Under Bermuda law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Bermuda companies do not generally have rights to take action against directors or officers of the company, and may only do so in limited circumstances. Officers of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a director or officer of a Bermuda company is found to have breached his duties to that company, he may be held personally liable to the company in respect of that breach of duty. A director may be liable jointly and severally with other directors if it is shown that the director knowingly engaged in fraud or dishonesty. In cases not involving fraud or dishonesty, the liability of the director will be determined by the Bermuda courts on the basis of their estimation of the percentage of responsibility of the director for the matter in question, in light of the nature of the conduct of the director and the extent of the causal relationship between his conduct and the loss suffered.

ITEM 2.    PROPERTIES

          We have major offices in the world’s leading business centers, including New York, Chicago, Dallas, Los Angeles, San Francisco, London, Frankfurt, Madrid, Milan, Paris, Sydney and Tokyo. In total, we have more than 110 offices in 47 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

ITEM 3.    LEGAL PROCEEDINGS

          We are involved in a number of judicial, administrative and arbitration proceedings concerning matters arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

          In 1998, the bankruptcy trustee of FoxMeyer Corporation filed a lawsuit against us in the District Court of Harris County (Houston), Texas. FoxMeyer, a pharmaceutical wholesaler, filed for bankruptcy protection in 1996, and since that time, the bankruptcy trustee has instituted legal proceedings against a number of companies in connection with the bankruptcy. The bankruptcy trustee has alleged that we breached contracts, warranties and alleged fiduciary duties, made misrepresentations about our experience and expertise, were negligent in performing various tasks, that our conduct was tortious or in violation of certain statutory provisions and that the foregoing were a substantial factor contributing to FoxMeyer’s bankruptcy. The lawsuit arises out of our contracts with FoxMeyer regarding the assistance we provided in connection with an enterprise resource planning project to install SAP R/3, a software package developed by SAP AG, a German company. Discovery in this proceeding is ongoing, and a trial is scheduled to commence on June 24, 2002. While the ultimate outcome of this matter cannot be determined with any certainty, we are vigorously defending against the claims, and we believe that this action is not likely to have a material adverse effect on our business, financial position, results of operation or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 6, 2001, at a special general meeting, the sole shareholder of record as of the record date for the meeting resolved to (1) amend bye-law 21.2 to provide for the affixing of mechanical or facsimile signatures on documents evidencing the awards under any employee benefits plan; (2) approve the adoption of the Accenture Ltd 2001 Share Incentive Plan; and (3) approve the adoption of the Accenture Ltd 2001 Employee Share Purchase Plan.

          On June 20, 2001, at a special general meeting, the sole shareholder of record as of the record date for the meeting resolved to (1) amend bye-law 81.1, with effect from the date of completion of the initial public offering and listing of the Class A common shares, to provide that the number of directors will be not fewer than 8; and (2) amend bye-law 81.4 to provide that the term of directors appointed by the board of directors prior to the date of completion of the initial public offering and listing of the Class A common shares will not expire at the next annual general meeting pursuant to such bye-law 81.4.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Class A Common Shares

          Trading in the Accenture Ltd Class A common shares commenced on the New York Stock Exchange on July 19, 2001, under the symbol “ACN”. The table below sets forth, on a per share basis for the periods indicated, the high and low sales prices for the Class A common shares as reported by the New York Stock Exchange.

	Price Range
	High	Low
Calendar Year 2001
Third Quarter (commencing July 19, 2001)	$15.50	$11.85
Fourth Quarter (through November 15, 2001)	$20.80	$12.58

          The closing sale price of the Class A common shares as reported by the New York Stock Exchange on November 15, 2001, was $20.25. As of November 15, 2001, there were 771 holders of record of our Class A common shares.

          There is no established public trading market for the Accenture Ltd Class X common shares.

Dividend Policy

          We currently do not anticipate that Accenture Ltd or Accenture SCA will pay dividends.

          We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Accenture Ltd and Accenture SCA to pay dividends.

          Future dividends on the Class A common shares of Accenture Ltd, if any, will be at the discretion of its board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Use of Proceeds

          The effective date of Accenture Ltd’s first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-59194) and relating to Accenture Ltd’s initial public offering of Class A common shares, was July 18, 2001. A total of 131,050,000 shares of Accenture Ltd’s Class A common shares were sold. The managing underwriters for the offering inside the United States were Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., J.P. Morgan Securities Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Warburg LLC and ABN AMRO Rothschild LLC. The managing underwriters for the offering outside the United States were Goldman Sachs International, Morgan Stanley & Co. International Limited, Credit Suisse First Boston (Europe) Limited, Deutsche Bank AG London, J.P. Morgan Securities Ltd., Salomon Brothers International Limited, Banc of America Securities Limited, Lehman Brothers International (Europe), Merrill Lynch International, UBS AG, acting through its business group UBS Warburg, and ABN AMRO Rothschild.

          The offerings commenced on July 18, 2001 and have been completed. Of the 132,250,000 Class A common shares registered, 131,050,000 shares were offered and sold by Accenture Ltd. The aggregate offering price was $1,900,225,000. The underwriting discount was $89,114,000, none of which was paid to affiliates of Accenture Ltd. Accenture Ltd incurred approximately $20 million of other expenses in connection with the offerings. The net proceeds to Accenture Ltd totaled approximately $1.79 billion.

          From the time of receipt through November 15, 2001, approximately $351 million of the proceeds were applied for costs and expenses incurred in connection with our transition to a corporate structure and approximately $355 million were applied to repay amounts outstanding under our revolving credit facilities. The remaining proceeds were applied for working capital and we expect to meet future costs and expenses incurred in connection with our transition to a corporate structure from working capital.

Recent Sales of Unregistered Securities

          As part of our transition to a corporate structure, whereby some of our partners received Accenture Ltd Class A common shares and Class X common shares in lieu of their interests in the Accenture local business operations, Accenture Ltd has:

1. On April 15, 2001, issued an aggregate of 6,583,592 Class A common shares to partners in Portugal and 60,434 Class A common shares to a partner in the Slovak Republic;

2. On April 17, 2001, issued an aggregate of 5,323,210 Class A common shares to partners in Argentina;

3. On May 2, 2001, issued an aggregate of 4,189,621 Class A common shares to partners in South Africa;

          4. On May 15, 2001, issued an aggregate of 4,736,656 Class A common shares to partners in Belgium, an aggregate of 4,339,459 Class A common shares to partners in Ireland, an aggregate of 2,973,039 Class A common shares to partners in Mexico, an aggregate of 7,365,277 common shares to partners in The Netherlands and an aggregate of 87,654,292 Class A common shares to partners in the United Kingdom;

5. On May 25, 2001, issued an aggregate of 2,750,406 Class X common shares to various individual partners; and

6. On May 31, 2001, issued 809,264 Class A common shares for the benefit of a partner in India.

          On May 22, 2001, certain partners received 88,300,375 Class A common shares and 588,411,066 Class X common shares via a liquidation payment upon dissolution of Accenture Holdings C.V., a Netherlands limited partnership which, prior to its dissolution, was the sole shareholder of Accenture Ltd.

          These Class A and Class X common shares have been issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 on the basis that the transactions did not involve any public offering.

ITEM 6.    SELECTED FINANCIAL DATA

          The following selected financial data have been presented on a historical cost basis for all periods presented. The data as of August 31, 2000 and 2001 and for the years ended August 31, 1999, 2000 and 2001 are derived from the audited historical financial statements and related notes which are included elsewhere in this annual report. The data as of August 31, 1999 and for the year ended August 31, 1998 are derived from the audited historical financial statements and related notes which are not included in this annual report. The data as of August 31, 1997 and 1998 and for the year ended August 31, 1997 are derived from unaudited historical financial statements and related notes which are not included in this annual report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements and related notes included elsewhere in this annual report.

	Year ended August 31,
	1997	1998	1999	2000	2001
	(in millions)
Income Statement Data:
Revenues:
Revenues before reimbursements	$6,275	$8,215	$ 9,550	$ 9,752	$11,444
Reimbursements	1,172	1,425	1,529	1,788	1,904

Revenues	7,447	9,640	11,079	11,540	13,348
Operating expenses:*
Cost of services:*
Cost of services before reimbursable expenses*	3,470	4,700	5,457	5,486	6,200
Reimbursable expenses	1,172	1,425	1,529	1,788	1,904

Cost of services*	4,642	6,125	6,986	7,274	8,104
Sales and marketing*	611	696	790	883	1,217
General and administrative costs*	819	1,036	1,271	1,297	1,516
Reorganization and rebranding costs	—	—	—	—	848
Restricted share unit-based compensation	—	—	—	—	967

Total operating expenses*	6,072	7,857	9,047	9,454	12,652

Operating income*	1,375	1,783	2,032	2,086	696
Gain on investments, net	—	—	92	573	107
Interest income	—	—	60	67	80
Interest expense	(19)	(17)	(27)	(24)	(44)
Other income (expense)	4	(6)	(5)	51	17
Equity in losses of affiliates	—	(1)	(6)	(46)	(61)

Income before taxes*	1,360	1,759	2,146	2,707	795
Provision for taxes (1)	118	74	123	243	503

Income before minority interest and accounting change*	1,242	1,685	2,023	2,464	292
Minority interest	—	—	—	—	577

Income before accounting change*	1,242	1,685	2,023	2,464	869
Cumulative effect of accounting change	—	—	—	—	188

Partnership income before partner distributions* (2).	$1,242	$1,685	$ 2,023	$ 2,464

Net income*					$ 1,057

	As of August 31,
	1997	1998	1999	2000	2001
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$ 325	$ 736	$1,111	$1,271	$1,880
Working capital	175	531	913	1,015	401
Total assets	2,550	3,704	4,615	5,451	6,061
Long-term debt	192	157	127	99	1
Total partners’ capital	761	1,507	2,208	2,368	—
Shareholders’ equity	—	—	—	—	282

*	Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.
(1)
Provision for taxes is not the same as income taxes of a corporation for historical periods. We operated through partnerships in many countries. Therefore, we generally were not subject to income taxes in those countries. Taxes related to income earned by our partnerships were the responsibility of the individual partners. In other countries, we operated through corporations, and in these circumstances we were subject to income taxes.

(2)
Partnership income before partner distributions is not comparable to net income of a corporation similarly determined. Partnership income in historical periods is not executive compensation in the customary sense because partnership income is comprised of distributions of current earnings. Accordingly, compensation and benefits for services rendered by partners have not been reflected as an expense in our historical financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with our Combined and Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. The pro forma information presented is not necessarily indicative of the results of operations or financial position that might have occurred had the events described herein actually taken place as of the dates specified or that may be expected to occur in the future.

          All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “2001” or “fiscal year 2001” means the 12-month period that ended on August 31, 2001. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Overview

          The results of our operations are affected by the level of economic activity and change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these technological and market changes early in their cycles is a key driver of our performance. Our strategy is to anticipate changes in demand for our services and to identify cost-management initiatives in order to manage costs as a percentage of revenues.

          Prior to May 31, 2001, we operated as a series of related partnerships and corporations under the control of our partners. We now operate in a corporate structure. As a business, whether in partnership form or in a corporate structure, our profitability is driven by the same factors. Revenues are driven by our partners’ and senior executives’ ability to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to offer market leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

          Cost of services is primarily driven by the cost of client service personnel, which consists primarily of compensation and other personnel costs. Cost of services as a percentage of revenues is driven by the productivity of our client service workforce. Chargeability, or utilization, represents the percentage of our professionals’ time spent on billable work. We plan and manage our headcount to meet the anticipated demand for our services. For example, in 2001, we announced an initiative to reduce our staff in certain parts of the world, in certain skill groups and in some support positions. Selling and marketing expense is driven primarily by development of new service offerings, the level of concentration of clients in a particular industry or market, client targeting, image development and brand recognition activities. General and administrative costs generally correlate with changes in headcount and activity levels in our business.

Impact of September 11

          As a result of the tragic events of September 11, we are finding that some clients and potential clients are more cautious in their willingness to initiate new contracts for our services. At the same time, we have been retained to help some new and existing clients to recover from the attacks and rebuild their business infrastructure. At this time, we are unable to determine the net effect on our overall business activity or the business activity of a particular market unit. Incremental costs identified to date include unproductive payroll resulting from company and client office closings and contract terminations, cash contributions to employees’ families affected by the disaster and to the Red Cross and other related expenses. Incremental costs related to the tragedy are not expected to exceed $40 million during the first quarter of 2002. We are unable to predict any future consequences or costs associated with these events.

Presentation

          Until August 2000, we were associated with Andersen Worldwide. We and Arthur Andersen were two stand-alone business units linked through various agreements between us and Andersen Worldwide, a coordinating entity. Following arbitration proceedings with Andersen Worldwide and Arthur Andersen that were completed in August 2000, we ceased to be associated with these organizations. On January 1, 2001, we changed our name to Accenture.

          Since we have historically operated as a series of related partnerships and corporations under the control of our partners, our partners generally participated in profits, rather than receive salaries. Therefore, our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by them. Following our transition to a corporate structure, operating expenses include partner compensation, which consists of salary, variable compensation and benefits. Similarly, by operating primarily in the form of partnerships, our partners have paid income tax on their share of the partnerships’ income. Therefore, our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income. For purposes of comparing our results for 2000 with our results for 2001, we have included pro forma financial information below.

Segments

          Our five reportable operating segments are our global market units, or market units, which are Communications & High Tech, Financial Services, Government, Products and Resources. Global market units are managed on the basis of revenues before reimbursements because management believes it is a better indicator of global market unit performance than revenues. Generally, operating expenses for each global market unit have similar characteristics and are subject to the same drivers, pressures and challenges. While most operating expenses apply to all segments, some sales and marketing expenses are lower as a percentage of revenues in industry groups whose client base is concentrated, such as those in Financial Services, and higher in industry groups whose client base is more fragmented, such as those in Products. The discussion and analysis related to each operational expense category applies to all segments, unless otherwise indicated.

Revenues

          We derive substantially all of our revenues from contracts for management and technology service offerings and solutions that we develop, implement and manage for our clients. Depending on the terms of the contract, revenues are recognized on a time-and-materials basis or on a percentage-of-completion basis, as services are provided by our employees and, to a lesser extent, subcontractors. Revenues from time-and-materials service contracts are recognized as the services are provided. Revenues from long-term contracts are recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. Revenues include the cost and margin earned on computer hardware and software resale contracts, as well as revenues from alliance agreements, neither of which is material to us. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services.

          Each contract has different terms based on the scope, deliverables and complexity of the engagement. While we have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types, we have been moving away from contracts that are priced solely on a time-and-materials basis toward contracts that also include incentives related to costs incurred, benefits produced and our adherence to schedule. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to deliver defined goals. Generally, our contracts are terminable by the client on short notice and without penalty. Accordingly, we do not believe it is appropriate to characterize these contracts as backlog. Normally, if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, services performed and reimbursable expenses incurred by us through the date of termination.

Operating Expenses

          Operating expenses include variable and fixed direct and indirect costs that are incurred in the delivery of our solutions and services to clients. The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs.

Cost of Services

          Cost of services includes the direct costs to provide services to our clients. Such costs generally consist of compensation for client service personnel, the cost of subcontractors hired as part of client service teams, costs directly associated with the provision of client service, such as special-purpose facilities for outsourcing contracts, and the recruiting, training, personnel development and scheduling costs of our client service personnel. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

Sales and Marketing

          Sales and marketing expense consists of expenses related to promotional activities, market development, including costs to develop new service offerings, and image development, including advertising and market research.

General and Administrative Costs

          General and administrative costs primarily include costs for non-client service personnel, information systems and office space. Through various cost-management initiatives, we seek to manage general and administrative costs proportionately in line with or below anticipated changes in revenues.

Reorganization and Rebranding Costs

          Reorganization and rebranding costs include one-time costs to rename our organization Accenture and other costs to transition to a corporate structure. We began incurring these costs in September 2000.

Restricted Share Unit-based Compensation

          Restricted share unit-based compensation reflects restricted share unit awards which were granted at the time of our initial public offering on July 19, 2001, and vested prior to August 31, 2001. These restricted share units were granted to some of our partners, former partners, employees and former employees pursuant to a formula adopted by the board of directors.

Gain on Investments

          Gain on investments primarily represents gains and losses on the sales of marketable securities and writedowns on investments in securities. These fluctuate over time, are not predictable, and may not recur. Beginning on September 1, 2000, they also include changes in the fair market value of equity holdings considered to be derivatives in accordance with SFAS 133. We are examining ways to restructure our investment portfolio to reduce the impact of fluctuations in net income. We expect that any associated write-off will not exceed $125 million.

Interest Income

          Interest income represents interest earned on cash and cash equivalents. Interest income also includes interest earned on a limited number of client engagement receivables when we agree in advance to finance those receivables for our clients beyond the normal billing and collection period.

Interest Expense

          Interest expense primarily reflects interest incurred on borrowings.

Other Income (Expense)

          Other income (expense) consists of currency exchange gains (losses) and the recognition of income from vesting of options for services by our representatives on boards of directors of those companies in which we invest. In general, we earn revenues and incur related costs in the same currency. We hedge significant planned movements of funds between countries, which potentially give rise to currency exchange gains (losses).

Equity in Losses of Affiliates

          Equity in losses of affiliates represents our share of the operating results of non-consolidated companies over which we have significant influence.

Provision for Taxes

          Prior to our transition to a corporate structure, we were generally not subject to income taxes in most countries because we operated in partnership form in those countries. Since taxes related to income earned by the partnerships were the responsibility of the individual partners, our partners reported and paid taxes on their share of the partnerships’ income on their individual tax returns. In other countries, however, we operated in the form of a corporation or were otherwise subject to entity-level taxes on income and withholding taxes. As a result, prior to our transition to a corporate structure, we paid some entity-level taxes, with the amount varying from year to year depending on the mix of earnings among the countries. Where applicable, we accounted for these taxes under the asset and liability method. Therefore, our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income.

Minority Interest

          Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners have in our subsidiary Accenture SCA and the equity interest that some of our partners have in our subsidiary Accenture Canada Holdings Inc. See “Business—Accenture Organizational Structure.” The resulting net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd.

Partnership Income Before Partner Distributions

          Our historical financial statements in respect of periods ended on or prior to May 31, 2001 reflect our organization as a series of related partnerships and corporations under the control of our partners. The income of our partners in historical periods is not executive compensation in the customary sense because partner compensation is comprised of distributions of current earnings, out of which our partners are responsible for their payroll taxes and benefits.

Net Income

          Net income reflects the earnings of our organization under a corporate structure. Pro forma financial results have been provided which include adjustments to exclude one-time items and other adjustments to include partner compensation and income taxes necessary to present our historical financial statements in respect of periods ended on or prior to May 31, 2001, in corporate structure as if the transition had occurred on September 1, 1999.

Historical Results of Operations

          The following table sets forth the unaudited percentage of revenues represented by items in our combined and consolidated income statements for the periods presented.

	Year ended August 31,
	1999	2000	2001
Revenues:
Revenues before reimbursements	86%	85%	86%
Reimbursements	14	15	14

Revenues	100	100	100
Operating expenses:*
Cost of services:*
Cost of services before reimbursable expenses*	49	48	47
Reimbursable expenses	14	15	14

Cost of services*	63	63	61
Sales and marketing*	7	8	9
General and administrative costs*	12	11	11
Reorganization and rebranding costs	—	—	7
Restricted share unit-based compensation	—	—	7

Total operating expenses*	82	82	95
Operating income (1)*	18	18	5
Gain on investments, net	1	5	1
Interest income	n/m	n/m	n/m
Interest expense	n/m	n/m	n/m
Other income (expense)	n/m	n/m	n/m
Equity in losses of affiliates	n/m	n/m	n/m

Income before taxes*	19	23	6
Provision for taxes	1	2	4

Income before minority interest and accounting change*	18	21	2
Minority interest	—	—	4

Income before accounting change*	18	21	6
Cumulative effect of accounting change	—	—	2

Partnership income before partner distributions*	18%	21%

Net income*			8%

n/m = not meaningful
*	Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.
(1)	Operating income as a percentage of revenues before reimbursements was 21%, 21% and 6% for 1999, 2000 and 2001, respectively.

          We provide services through five global market units. The following table provides unaudited financial information for each of these market units.

	Year ended August 31,
	1999	2000	2001
	(in millions, except for percentages)
Revenues:
Communications & High Tech	$ 2,499	$ 2,806	$ 3,226
Financial Services	2,737	2,542	2,897
Government	777	797	1,003
Products	1,664	1,891	2,272
Resources	1,812	1,661	1,971
Other	61	55	75

Total revenues before reimbursements	9,550	9,752	11,444
Reimbursements	1,529	1,788	1,904

Total	$11,079	$11,540	$13,348

Revenues as a percentage of total:
Communications & High Tech	22%	25%	24%
Financial Services	25	22	22
Government	7	7	7
Products	15	16	17
Resources	16	14	15
Other	1	1	1

Total revenues before reimbursements	86	85	86
Reimbursements	14	15	14

Total	100%	100%	100%

Operating Income:
Communications & High Tech	$ 532	$ 638	$ 416
Financial Services	814	653	527
Government	94	71	66
Products	250	390	341
Resources	267	249	231
Other	75	85	(885)

Total	$ 2,032	$ 2,086	$ 696

Operating Income as a percentage of total:
Communications & High Tech	26%	31%	60%
Financial Services	40	31	76
Government	5	3	9
Products	12	19	49
Resources	13	12	33
Other	4	4	(127)

Total	100%	100%	100%

Operating Income as a percentage of total revenues before reimbursements by market unit:
Communications & High Tech	21%	23%	13%
Financial Services	30	26	18
Government	12	9	7
Products	15	21	15
Resources	15	15	12
Other	n/m	n/m	n/m
Operating Income as a percentage of revenue before reimbursements	21%	21%	6%

Operating Income as a percentage of revenues	18%	18%	5%

n/m = not meaningful

Pro Forma Results of Operations
          The following unaudited pro forma financial information for the years ended August 31, 2000 and August 31, 2001 reflects adjustments to (1) eliminate the effects of one-time events directly attributable to our transition to a corporate structure and our initial public offering and related transactions and (2) include the effects of partner compensation and income taxes as if our transition to a corporate structure had occurred on September 1, 1999.
          The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should be read in conjunction with our historical financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified.
	Year ended August 31, 2001
	As reported	Adjustments (1)	Pro forma	% of Revenues
	(in millions, except share and per share data)
Revenues:
Revenues before reimbursements	$11,444	$ —	$11,444	86%
Reimbursements	1,904	—	1,904	14

Revenues	13,348	—	13,348	100%
Operating expenses:
Cost of services:
Cost of services before reimbursable expenses	6,200	725	6,925	52
Reimbursable expenses	1,904	—	1,904	14

Cost of services	8,104	725	8,829	66
Sales and marketing	1,217	290	1,507	11
General and administrative costs	1,516	44	1,560	12
Reorganization and rebranding costs	848	(848)	—	n/m
Restricted share unit-based compensation	967	(967)	—	n/m

Total operating expenses	12,652	(756)	11,896	89

Operating income	696	756	1,452	11
Gain on investments, net	107	—	107	1
Interest income	80	—	80	n/m
Interest expense	(44)	(15)	(59)	n/m
Other income (expense)	17	—	17	n/m
Equity in losses of affiliates	(61)	—	(61)	n/m

Income before taxes	795	741	1,536	12
Provision for taxes	503	111	614	5

Income before minority interest and accounting change	292	630	922	7
Minority interest	577	(1,122)	(545)	(4)

Income before accounting change	869	(492)	377	3
Cumulative effect of accounting change	188	(188)	—	n/m

Net income (loss)	$ 1,057	$ (680)	$ 377	3%

Earnings per share:
—basic			$ 0.91

—diluted			$ 0.91 (2)

Outstanding shares at August 31, 2001:
—basic			412,705,954

—diluted			1,008,163,290

n/m = not meaningful
(1)
Adjustments include one-time items including rebranding costs of $147 million to rename the organization; reorganization charges of $701 million to complete the transition to a corporate structure and the initial public offering; $967 million, for the one-time grants of restricted share units to partners, former partners and employees; a $243 million tax benefit related to the preceding items; a $349 million income tax expense associated with our transition to a corporate structure; and income of $188 million due to the adoption of SFAS 133. Other adjustments include $1,059 million of operating expense for partner compensation; $15 million of interest expense related to retirement benefits payable to partners; and $217 million of income tax expense to restate to corporate structure for the full year. In addition, minority interest has been adjusted as if the minority had existed for the full year. Earnings per share is based on the assumption that shares and share equivalents outstanding as of August 31, 2001, were outstanding for the entire fiscal year 2001.

(2)	Excluding quarterly net gains on investments and the related tax effect, pro forma diluted earnings per share would have been $0.78.

	Year ended August 31, 2000
	As reported	Adjustments(3)	Pro forma	% of Revenues
	(in millions, except share and per share data)
Revenues:
Revenues before reimbursements	$ 9,752	$ —	$ 9,752	85%
Reimbursements	1,788	—	1,788	15

Revenues	11,540	—	11,540	100
Operating expenses:
Cost of services:
Cost of services before reimbursable expenses	5,486	641	6,127	53
Reimbursable expenses	1,788	—	1,788	15

Cost of services	7,274	641	7,915	68
Sales and marketing	883	304	1,187	10
General and administrative costs	1,297	141	1,438	13

Total operating expenses	9,454	1,086	10,540	91

Operating income	2,086	(1,086)	1,000	9
Gain on investments, net	573	—	573	5
Interest income	67	—	67	n/m
Interest expense	(24)	(11)	(35)	n/m
Other income (expense)	51	—	51	n/m
Equity in losses of affiliates	(46)	—	(46)	n/m

Income before taxes	2,707	(1,097)	1,610	14
Provision for taxes	243	401	644	6

Income before minority interest	2,464	(1,498)	966	8
Minority interest	—	(571)	(571)	(5)

Partnership income before partner distributions	$ 2,464

Net income (loss)		$(2,069)	$ 395	3%

Earnings per share:
—basic			$ 0.96

—diluted			$ 0.96 (4)

Outstanding shares at August 31, 2001:
—basic			412,705,954

—diluted			1,008,163,290

n/m = not meaningful
(3)
Adjustments include $1,086 million of operating expense for partner compensation and $11 million of interest expense related to retirement benefits payable to partners. Provision for taxes has been adjusted to include the tax effect on the pro forma adjustments and to reflect an estimated corporate tax expense to present results on a corporate basis. Minority interest has been adjusted as if the minority had existed for the full year. Minority interest and earnings per share are based on the assumption that shares and share equivalents outstanding as of August 31, 2001, were outstanding for the entire fiscal year 2000.

(4)	Excluding quarterly net gains on investments and the related tax effect, pro forma diluted earnings per share would have been $0.62.

Year Ended August 31, 2001 Compared to Year Ended August 31, 2000

          Our results of operations in respect of periods ended on or prior to May 31, 2001 reflect the fact that we operated as a series of related partnerships and corporations prior to that date, and our results of operations in respect of periods ending after May 31, 2001 reflect that we commenced operations in corporate structure on that date. Accordingly, in order to provide a more meaningful comparison of our results for fiscal year 2001 as compared to fiscal year 2000, we comment below on our results for those periods both on a historical basis and a pro forma basis.

Revenues

          Revenues for 2001 were $13,348 million, an increase of $1,808 million, or 16%, over 2000. Revenues before reimbursements for 2001 were $11,444 million, an increase of $1,692 million, or 17%, over 2000. In local currency terms, revenues before reimbursements grew by 23% in 2001 over 2000.

          In 2001, our revenues grew significantly, continuing a trend that began in the second half of 2000 as our clients began to focus on new transformation and implementation initiatives after Year 2000 disruptions proved to be minimal. In addition, demand for our services grew as clients began to explore Web-enablement and electronic commerce strategies and solutions both in the business-to-business and business-to-consumer areas. We believe that this strong revenue growth is the result of our rapid response to changes in the marketplace and our creation and refinement of relevant service offerings. In addition, by focusing on the retraining of our client service personnel during the Year 2000-related slowdown, we positioned ourselves to take advantage of the growth opportunities in these new markets. We achieved this strong revenue growth in 2001 despite the difficult economic conditions that many of our clients’ industries experienced. We experienced continued growth in revenues in the fourth quarter of 2001, though at a slower rate of growth than in the third quarter of 2001.

          Our Communications & High Tech market unit achieved revenues before reimbursements of $3,226 million in 2001, an increase of 15% over 2000, primarily due to strong growth in our Communications and Electronics & High Tech industry groups in North America. Operations in Europe and Latin America also experienced significant growth. Our Financial Services market unit achieved revenues before reimbursements of $2,897 million in 2001, an increase of 14% over 2000, primarily due to strong growth in our Banking industry group in Europe and North America and our Health industry group in North America. Our Government market unit achieved revenues before reimbursements of $1,003 million in 2001, an increase of 26% over 2000, primarily driven by strong growth in North America and the United Kingdom. Our Products market unit achieved revenues before reimbursements of $2,272 million in 2001, an increase of 20% over 2000, as a result of strong growth in our Retail and Consumer Goods & Services industry groups in Europe. Our Resources market unit achieved revenues before reimbursements of $1,971 million in 2001, an increase of 19% over 2000, as a result of strong growth in the Chemicals, Forest Products, Metals & Mining and Utilities industry groups in North America.

Operating Expenses

          Operating expenses in 2001 were $12,652 million, an increase of $3,198 million, or 34%, over 2000 and an increase as a percentage of revenues from 82% in 2000 to 95% in 2001.

          Pro forma operating expenses were $11,896 million for 2001, an increase of $1,356 million, or 13%, over 2000 and a decrease as a percentage of revenues from 91% in 2000 to 89% in 2001.

          We continue to implement long-term and short-term cost management initiatives aimed at keeping overall growth in operating expenses less than the growth in revenues. The long-term initiatives focus on global reductions in infrastructure costs. In addition, the costs of delivering training have been reduced by moving toward Web-enabled and other lower cost distribution methods. The short-term initiatives focus on reducing variable costs, such as headcount in select administrative areas, and limiting travel and meeting costs.

Cost of Services

          Cost of services was $8,104 million in 2001, an increase of $830 million, or 11%, over 2000 and a decrease as a percentage of revenues from 63% in 2000 to 61% in 2001. Cost of services before reimbursable expenses was $6,200 million in 2001, an increase of $714 million, or 13%, over 2000 and a decrease as a percentage of revenues before reimbursements from 56% in 2000 to 54% in 2001. This decrease as a percentage of revenues and revenues before reimbursements resulted from increased demand for our services and lower employee compensation costs resulting from the promotion of 1,286 employees to partner effective September 1, 2000. The increase in partner admissions was designed to incentivize our professionals at an earlier stage in their careers with us.

          Pro forma cost of services before reimbursable expenses was $6,925 million in 2001, an increase of $798 million, or 13%, over 2000 and a decrease as a percentage of revenues from 53% in 2000 to 52% in 2001. This decrease as a percentage of revenues can be attributed primarily to a favorable mix in the composition of our workforce, reduced costs related to recruiting and training and redirected efforts to sales and marketing in the second half of 2001. Lower attrition has enabled us to retain a more experienced workforce, which commands a higher margin. While overall employee chargeability declined in 2001 versus 2000, chargeable hours for our experienced employees as a percentage of total chargeable hours has increased. Lower attrition has enabled us to reduce our expenditures in recruiting, and the move to Web-enabled and other lower cost distribution methods has reduced our costs of delivering training.

Sales and Marketing

          Sales and marketing expense was $1,217 million in 2001, an increase of $334 million, or 38%, over 2000 and an increase as a percentage of revenues from 8% in 2000 to 9% in 2001.

          Pro forma sales and marketing expense was $1,507 million in 2001, an increase of $320 million, or 27%, over 2000 and an increase as a percentage of revenues from 10% in 2000 to 11% in 2001.

          The increase as a percentage of revenues in 2001 is due to higher than normal business development and market development activities during the second half of the year, as the slowdown in the global economy in the second half of the year led us to increase our selling and marketing efforts in order to generate revenue opportunities.

General and Administrative Costs

          General and administrative costs were $1,516 million in 2001, an increase of $219 million, or 17%, over 2000 and remained constant as a percentage of revenues at 11% in years 2000 and 2001.

          Pro forma general and administrative expenses were $1,560 million in 2001, an increase of $122 million, or 8%, over 2000 and a decrease as a percentage of revenues from 13% in 2000 to 12% in 2001.

          Our short-term cost management initiatives in this period of significant growth in revenues enabled us to reduce general and administrative expenses as a percentage of revenues.

Reorganization and Rebranding Costs

          Reorganization and rebranding costs were $848 million, or 7% of revenues for 2001. Reorganization costs include $89 million of restructuring costs relating to our transition to a corporate structure and

$455 million of indirect taxes and other costs imposed on transfers of assets to the new corporate holding company structure. Rebranding costs include $157 million for the amortization of intangible assets related to the final resolution of the arbitration with Andersen Worldwide and Arthur Andersen and $147 million resulting from changing our name to Accenture. These costs are excluded from our pro forma financial results as they are considered to be one-time items.

Restricted Share Unit-based Compensation

          Our grants of restricted share units to partners, former partners and employees resulted in compensation cost of $967 million in the quarter ended August 31, 2001. These costs are excluded from our pro forma financial results as they are considered to be one-time items.

Operating Income

          Operating income was $696 million in 2001, a decrease of $1,390 million, or 67%, from 2000 and a decrease as a percentage of revenues from 18% in 2000 to 5% in 2001. Operating income decreased as a percentage of revenues before reimbursements from 21% in 2000 to 6% in 2001.

          Pro forma operating income was $1,452 million in 2001, an increase of $452 million, or 45%, over 2000 and an increase as a percentage of revenues from 9% in 2000 to 11% in 2001. Pro forma operating income increased as a percentage of revenues before reimbursements from 10% in 2000 to 13% in 2001.

Gain on Investments

          Gain on investments totaled $107 million in 2001, compared to a gain of $573 million in 2000. The gain in 2001 is comprised of $382 million from the sale of a marketable security purchased in 1995 and $11 million from the sale of other securities, net of other than temporary impairment investment writedowns of $94 million and unrealized investment losses recognized according to SFAS 133 of $192 million. Other than temporary impairment writedowns consisted of $19 million in publicly traded equity securities and $75 million in privately traded equity securities. The writedowns relate to investments in companies where the market value has been less than our cost for an extended time period, or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.

Interest Income

          Interest income was $80 million in 2001, an increase of $13 million, or 19%, over 2000. The increase resulted primarily from the investment of the proceeds of the sale of a portion of a marketable security purchased in 1995 and the investment of cash proceeds received from our initial public offering.

Interest Expense

          Interest expense was $44 million in 2001, an increase of $20 million, or 83%, over 2000. Interest expense on a pro forma basis was $59 million for 2001, an increase of $24 million, or 69% over 2000. The increase resulted primarily from the increase in short-term bank borrowings during the third and fourth quarters of 2001.

Other Income (Expense)

          Other income was $17 million in 2001, a decrease of $34 million from 2000, primarily resulting from foreign exchange translations.

Equity in Losses of Affiliates

          Equity in losses of affiliates was a $61 million loss in 2001, compared to a $46 million loss in 2000. In 2001, amortization of negative goodwill of $32 million was reflected as a component of equity in losses of affiliates, compared to $1 million in 2000.

Provision for Taxes

          Taxes were $503 million in 2001, an increase of $260 million over 2000. Pro forma taxes were $614 million in 2001 and $644 million in 2000, a decrease of $30 million, or 5%. This decrease was due to lower pro forma income before taxes for 2001 as compared to 2000. Net deferred tax assets totaling $300 million at August 31, 2001 have been recognized following our transition to a corporate structure. These net deferred tax assets include a valuation allowance of $76 million, relating to our ability to recognize the tax benefits associated with capital losses on certain U.S. investments and with specific tax net operating loss carryforwards and tax credit carryforwards of certain non-U.S. operations. Management has concluded that the realizability of the remaining net deferred tax assets is more likely than not.

Minority Interest

          Minority interest was a credit of $577 million in 2001, which represents minority interest since our transition to a corporate structure as of May 31, 2001. Minority interest on a pro forma basis was an expense of $545 million for 2001, or a 5% decrease over 2000.

Cumulative Effect of Accounting Change

          The adoption of SFAS 133 resulted in cumulative income of $188 million on September 1, 2000, which represents the cumulative unrealized gains resulting from changes in the fair market value of equity holdings considered to be derivatives by that statement.

Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

          Because we operated as a series of related partnerships and corporations in both 2000 and 1999, our results of operations for those periods are comparable.

Revenues

          Revenues for 2000 were $11,540 million, an increase of $461 million, or 4%, over 1999. Revenues before reimbursements for 2000 were $9,752 million, an increase of $202 million, or 2%, over 1999. Exchange rate fluctuations, specifically with respect to the euro, negatively affected revenue growth as measured in U.S. dollars. In local currency terms, revenues before reimbursements grew by 6% over 1999. Our revenue growth was achieved in the face of a challenging economic environment, which began in the second half of 1999 and was primarily related to Year 2000 events. Specifically, we experienced a slowdown in information technology spending by large companies as they completed large enterprise business systems installations in anticipation of the Year 2000. In addition, there was reluctance by large companies to commit to major new transformation and implementation projects until the impact of Year 2000 concerns was fully understood. However, at the same time, we experienced an increase in demand in the electronic commerce area. Accordingly, we focused on developing capabilities and new service offerings to meet the growing opportunities in these new areas. We retrained our workforce to maintain market relevance to meet the demands of our clients in the emerging new economy. During the second half of 2000, following the realization by our clients that Year 2000 disruptions were minimal, we experienced increased demand for our services, which led to stronger revenue growth beginning in the third quarter. Specifically, revenue growth was (1%), 0%, 7% and 11% in the first through fourth quarters of the year over the corresponding quarters in the previous year.

          Our Communications & High Tech market unit achieved revenues before reimbursements of $2,806 million in 2000, an increase of 12% over 1999, primarily due to growth in Europe and Asia, which was partially offset by slower growth in our North American operations because of the Year 2000-related slowdown. Our Financial Services market unit achieved revenues before reimbursements of $2,542 million in 2000, a decrease of 7% from 1999, primarily driven by decreasing levels of business activity in North America as a result of clients focusing on Year 2000 concerns, as well as the effects of an unfavorable interest rate environment and reduced client merger activity. Our Government market unit achieved revenues before reimbursements of $797 million in 2000, an increase of 3% over 1999. The 2000 increase was lower than in 1999, primarily as a result of government clients postponing large implementation projects until Year 2000 concerns were resolved. Our Products market unit achieved revenues before reimbursements of $1,891 million in 2000, an increase of 14% over 1999, primarily driven by growth in North America from the Retail and Transportation & Travel Services industry groups, as well as additional growth in the Retail industry group in Europe. Our Resources market unit achieved revenues before reimbursements of $1,661 million in 2000, a decrease of 8% from 1999, primarily as the result of delayed merger activity as several proposed mergers were delayed by regulatory concerns, and the completion of a number of large enterprise resource planning implementation projects before Year 2000.

Operating Expenses

          Operating expenses in 2000 were $9,454 million, an increase of $406 million, or 4%, over 1999 and remained constant as a percentage of revenues at 82% in 1999 and 2000. In anticipation of slower growth, we formed a special task force in the second half of 1999 to identify cost drivers, raise cost consciousness and reduce non-payroll cost structures, the results of which were reflected in cost savings during 2000. In 2000, we began a training initiative that focused on building electronic commerce skills and knowledge quickly. The advent of electronic commerce also facilitated a move from traditional classroom training toward Web-enabled distributed training that is designed to deliver the same or better quality training in fewer hours at lower cost. We expect this move toward Web-enabled and other distributed training to continue.

Cost of Services

          Cost of services was $7,274 million in 2000, an increase of $288 million, or 4%, over 1999 and remained constant as a percentage of revenues at 63% in 1999 and 2000. Cost of services before reimbursable expenses was $5,486 million in 2000, an increase of $30 million, or 1%, over 1999 and a decrease as a percentage of revenues before reimbursements from 57% in 1999 to 56% in 2000. We were able to maintain overall cost of services as a percentage of revenues and revenues before reimbursements at relatively constant levels through periods of slow growth in the first half of 2000, followed by periods of accelerated growth in the second half of 2000.

Sales and Marketing

          Sales and marketing expense was $883 million in 2000, an increase of $93 million, or 12%, over 1999 and an increase as a percentage of revenues from 7% in 1999 to 8% in 2000. The increase was primarily related to our employees spending larger portions of their time on business development and market development activities coupled with an increase in advertising to communicate our electronic commerce capabilities to existing and potential clients. The increased business development and market development activities were directed toward increasing demand for our services and solutions after the Year 2000-related slowdown.

General and Administrative Costs

          General and administrative costs were $1,297 million in 2000, an increase of $26 million, or 2%, from 1999 and a decrease as a percentage of revenues from 12% in 1999 to 11% in 2000. As signs of slowing demand became apparent in the first half of 2000, we launched initiatives to better manage our general and administrative costs, including controlling facilities, services, and support costs. This reduction as a percentage of revenues was due in part to the elimination of temporary duplicate costs incurred in 1999 associated with the transition to us of internal support systems and other functions previously shared with Andersen Worldwide.

Operating Income

          Operating income was $2,086 million in 2000, an increase of $54 million, or 3%, over 1999 and remained constant as a percentage of revenues at 18% in 1999 and 2000. Operating income remained constant as a percentage of revenues before reimbursements at 21% in 1999 and 2000.

Gain on Investments

          Gain on investments totaled $573 million for 2000, compared to a gain of $93 million in 1999. In 2000, $569 million of gain on investments was related to the sale of a portion of our investment in a marketable security purchased in 1995, compared to $93 million in 1999.

Interest Income

          Interest income was $67 million in 2000, an increase of $7 million, or 12%, over 1999. The increase in interest income in 2000 resulted primarily from an increase in our cash balance, which was generated by the sale of a portion of our investment in a marketable security purchased in 1995.

Other Income (Expense)

          Other income was $51 million in 2000, an increase of $56 million over 1999. This increase was primarily attributable to the recognition of income from vesting of options for services by our representatives on boards of directors of those companies in which we invest, coupled with income resulting from foreign exchange translations.

Equity in Losses of Affiliates

          Equity in losses of affiliates was a loss of $46 million in 2000 compared to a loss of $6 million in 1999.

Provision for Taxes

          Taxes were $243 million in 2000, an increase of $120 million over 1999. This increase was due to increased taxable income in some of our entities that were subject to entity-level tax.

Quarterly Pro Forma Results of Operations

          The following tables present unaudited quarterly financial information for each of our last four fiscal quarters on a pro forma basis, as if the transition to a corporate structure had occurred on September 1, 1999. Adjustments include partner compensation and interest on retirement accounts, the elimination of one-time items related to rebranding and reorganization, the elimination of one-time grants of restricted share units, the tax effect of these pro forma adjustments and an estimated corporate tax expense, the cumulative effect of accounting change for the adoption of SFAS 133, and a consistent application of the minority interest percentage as of August 31, 2001 across all quarters. We believe the quarterly information contains all adjustments necessary to fairly present this information in a corporate form, excluding one-time items.

          As a professional services organization, we anticipate and respond to demand from our clients. Accordingly, we have limited control over the timing and circumstances under which our services are provided. Typically, we show slight increases in our first quarter revenues as a result of billing rate increases and the addition of new hires. We typically experience minor declines in revenues for the second and fourth quarters because of an increase in vacation and holiday hours in those quarters. For these and other reasons, we can experience variability in our operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Three months ended
	November 30, 2000	% of Revenue	February 28, 2001	% of Revenue	May 31, 2001	% of Revenue	August 31, 2001	% of Revenue
	(in millions, except per share and percentage data)
Revenues:
Revenues before reimbursements	$2,831	87%	$2,882	85%	$2,953	84%	$2,778	87%
Reimbursements	407	13	502	15	566	16	429	13

Revenues	3,238	100	3,384	100	3,519	100	3,207	100
Operating expenses:
Cost of services:
Cost of services before reimbursable expenses	1,711	52	1,792	53	1,732	49	1,690	53
Reimbursable expenses	407	13	502	15	566	16	429	13

Cost of services	2,118	65	2,294	68	2,298	65	2,119	66
Sales and marketing	327	10	345	10	389	11	446	14
General and administrative costs	405	13	392	12	378	11	385	12

Total operating expenses	2,850	88	3,031	90	3,065	87	2,950	92

Operating income	388	12	353	10	454	13	257	8
Gain on investments, net	219	7	(30)	(1)	(9)	n/m	(73)	(3)
Interest income	23	1	20	1	17	n/m	20	1
Interest expense	(10)	n/m	(11)	n/m	(21)	(1)	(17)	(1)
Other income (expense)	7	n/m	17	1	(3)	n/m	(4)	n/m
Equity in losses of affiliates	(20)	(1)	(21)	(1)	(11)	n/m	(9)	n/m

Income before taxes	607	19	328	10	427	12	174	5
Provision for taxes	245	8	129	4	171	5	69	2

Income before minority interest	362	11	199	6	256	7	105	3
Minority interest	(214)	(6)	(118)	(4)	(151)	(4)	(62)	(2)

Net income	$ 148	5%	$ 81	2%	$ 105	3%	$ 43	1%

Earnings per share—basic and diluted(1)	$ 0.36		$ 0.20		$ 0.25		$ 0.10

(1)
Excluding quarterly net gains on investments and the related tax effect, pro forma diluted earnings per share would have been $0.23, $0.20, $0.25, and $0.10 for the first through fourth quarters, respectively.

          The following adjustments were made for the first through fourth quarters in millions, respectively, to reflect our last four fiscal quarters on a pro forma basis: include partner compensation ($481, $329, $249, $0), include interest on retirement liabilities ($5, $5, $5, $0), eliminate one-time reorganization and rebranding costs ($30, $159, $588, $71), eliminate one-time restricted share unit-based compensation ($0, $0, $0, $967), include tax effect of the pro forma adjustments ($192, $46, ($114), ($13)), eliminate the cumulative effect of the accounting change (($188), $0, $0, $0), and minority interest adjustments of (($214), ($118), ($151), ($639)).

Liquidity and Capital Resources

          We have historically relied on cash flow from operations, partner capital contributions and bank credit facilities to satisfy our liquidity and capital requirements. However, each year a portion of the partner distributions were made on a deferred basis, which significantly strengthened our working capital and limited our external borrowings. Following our transition to a corporate structure as of May 31, 2001, our liquidity needs on a short-term and long-term basis will be satisfied by cash flows from operations, debt capacity under existing and/or new credit facilities, the net proceeds of the initial public offering and increased financial flexibility that has resulted from our transition to a corporate structure. In the future, we may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;
•	acquire complementary businesses or technologies;
•	develop new services and solutions; or
•	respond to competitive pressures.

          Our balance of cash and cash equivalents was $1,880 million at August 31, 2001 and $1,271 million at August 31, 2000, an increase of $609 million, or 48%. The increase is largely attributable to proceeds from the issuance of common shares, earnings and the sale of marketable securities, which were partially offset by distributions to partners, return of capital to partners and purchases of equity investments.

          Net cash provided by operating activities was $2,281 million in 2001, an increase of $150 million from 2000. Net cash used by investing activities was $411 million in 2001, an increase of $518 million from 2000, as proceeds from the sale of investments of $428 million were offset by purchases of new investments and by capital expenditures. Net cash used by financing activities was $1,167 million in 2001, a decrease of $867 million from 2000. This included net proceeds of $1,791 million from the initial public offering and sale of the Accenture Ltd Class A common shares in the fourth quarter of 2001, offset by earnings distributions to partners of $2,282 million, repayment of partners’ capital totaling $524 million, and a payment of $314 million to Andersen Worldwide and Arthur Andersen of amounts due related to the final resolution of the arbitration.

          Net cash provided by operating activities was $2,131 million for 2000, a decrease of $63 million from 1999. Net cash provided by investing activities was $107 million for 2000, an increase of $337 million over 1999 as proceeds from the sales of investments of $576 million were partially offset by purchases of new investments and by capital expenditures. Net cash used in financing activities was $2,034 million for 2000, an increase of $464 million over 1999 due primarily to an increase in partner distributions and cash transfers into an escrow account pending final resolution of the arbitration. Until August 7, 2000, the date the arbitration award became effective, Andersen Worldwide, as agent for the Accenture and Arthur Andersen member firms, facilitated the cost-sharing provisions of various member firm agreements between the individual Accenture and Arthur Andersen member firms. Amounts due to Andersen Worldwide under these member firm agreements were $280 million and $314 million in 1999 and 2000, respectively.

          The balance of partners’ paid-in capital was $352 million at August 31, 1999, $403 million at August 31, 2000, and $0 at August 31, 2001. All partners’ paid-in capital was returned to partners as of May 31, 2001.

          Since we have historically deferred the distribution of a portion of our partners’ current year earnings into the subsequent fiscal year, these earnings have been available for a period of time to meet liquidity and working capital requirements. These distributable earnings, temporarily retained and distributed in the subsequent fiscal year, totaled $896 million, $1,130 million and $819 million at August 31, 1999, 2000 and 2001, respectively. At May 31, 2001, we reclassified the final distributable earnings from the capital accounts to current liabilities. We expect to distribute to our partners the remaining pre-incorporation earnings undistributed as of August 31, 2001 in one or more installments by December 31, 2001.

          On August 31, 1998, we entered into a $450 million unsecured multicurrency revolving credit facility with a syndicate of banks led by Morgan Guaranty Trust Company of New York for general working capital purposes. The syndicated facility, available through August 31, 2003, provides committed financing and/or letters of credit in the Group of Seven currencies and bid option financing in a number of other currencies. Committed financing is provided at the prime rate or at the London Interbank Offered Rate plus a spread, which varies according to a pricing grid, and is subject to annual commitment fees. At August 31, 2001, we had no borrowings and $19 million in letters of credit outstanding under the syndicated facility.

          Our syndicated facility requires us to (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets and (2) maintain a maximum debt to cash flow ratio of one to one. We are in compliance with the terms of this facility. We have amended the syndicated facility and our other credit facilities in connection with our transition to a corporate structure to maintain our existing credit capacity. As a corporation, we expect to have greater access to debt capital markets and may replace or supplement current credit capacity with other sources of debt financing.

          Additionally, on June 22, 2001 we entered into a $420 million unsecured 364-day revolving credit facility with a syndicate of banks led by Bank of America, N.A. for general working capital, capital expenditures and other business purposes. The terms of the Bank of America facility are substantially similar to the terms of the Morgan Guaranty facility. At August 31, 2001, we had no borrowings outstanding under the facility.

          We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of August 31, 2001, these facilities provided for up to $369 million of local currency financing in countries that cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of August 31, 2001, amounts available under these facilities totaled $259 million. At August 31, 2001, we had $188 million outstanding under these various facilities. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

          Accenture LLP, our principal United States subsidiary, was also the obligor under a collateral trust note in the principal amount of $18 million, which financed our Northbrook, Illinois, technology campus. The principal amount was payable in varying annual installments through 2007 and was secured by a guarantee from Andersen Worldwide. We prepaid this obligation on May 31, 2001.

          In addition, we were co-obligors with Arthur Andersen on term debt obligations of approximately $109 million consisting of $75 million of unsecured debt due before the end of May 2002 and a $34 million collateral trust note, secured by Arthur Andersen’s training center in St. Charles, Illinois, due in installments through 2011. Arthur Andersen eliminated us as a co-obligor on the $75 million of unsecured debt as of May 31, 2001, and they prepaid the $34 million collateral trust note on August 1, 2001.

          During 1999, 2000 and 2001, we incurred $305 million, $315 million and $378 million in capital expenditures, respectively, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. During November 1999, we formed Accenture Technology Ventures to select, structure and manage a portfolio of equity investments. Accenture has made equity investments of $18 million, $153 million and $326 million during 1999, 2000 and 2001, respectively. As of August 31, 2001, we had commitments for investments of $66 million. We also received $111 million and $118 million in 2000 and 2001, respectively, in equity from our clients as compensation for current and future services. Amounts ultimately realized from these equity securities may be higher or lower than amounts recorded on the measurement dates. At August 31, 2001, we have authorization to repurchase up to $150 million of our Class A common shares.

          In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of August 31, 1999, 2000 and 2001, $232 million, $223 million and $182 million were outstanding for 16, 14 and 17 clients, respectively. These outstanding amounts are included in unbilled services and other non-current assets on our historical balance sheets.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

          We are exposed to foreign currency risk in the ordinary course of business. We hedge cash flow exposures for our major countries using a combination of forward and option contracts. These instruments are generally short-term in nature, with typical maturities of less than one year. From time to time, we enter into forward or option contracts of a long-term nature.

          For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of August 31, 2000, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the fair value of our financial instruments of $6 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have almost no effect on the fair value of our financial instruments due to the fact that our long and short forward positions almost completely offset each other. As of August 31, 2001, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our financial instruments of $4 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would result in an increase in the fair value of our financial instruments of $4 million.

Interest Rate Risk

          During the last three years, the majority of our debt obligations have been short-term in nature and the associated interest obligations have floated relative to major interest rate benchmarks, such as the London Interbank Offered Rate. While we have not entered into any derivative contracts to hedge interest rate risks during this period, we may do so in the future.

          The interest rate risk associated with our borrowing and investing activities at August 31, 2001 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

Equity Price Risk

          We have marketable equity securities that are subject to market price volatility. Marketable equity securities include common stock, warrants and options. Our investment portfolio includes warrants and options in both publicly traded and privately held companies. Warrants in public companies and those that can be net share settled in private companies are deemed derivative financial instruments and are recorded on the Consolidated Balance Sheet at fair value. The privately held investments are inherently risky because the markets for the technologies or products they develop are less established than those of most publicly traded companies and we may be unable to liquidate our investments if desired. Beginning September 1, 2000, warrants are deemed derivative financial instruments by SFAS 133. As such, they are recorded on the balance sheet at fair value with unrealized gains or losses recorded on the income statement. As of August 31, 2001, we have not entered into any derivative contracts to hedge the risks associated with the portfolio of equity investments.

          The following analysis presents the hypothetical change in the fair value of our marketable equity securities at August 31, 2000 and 2001, assuming the same hypothetical price fluctuations of plus or minus 10%, 20% and 30%.
	Valuation of investments assuming indicated decrease			August 31, 2000 fair value	Valuation of investments assuming indicated increase
	-30%	-20%	-10%		+10%	+20%	+30%
	(in thousands)
Marketable Equity Securities	$528,016	$603,446	$678,877	$754,308	$829,739	$905,170	$980,600

	Valuation of investments assuming indicated decrease			August 31, 2001 fair value	Valuation of investments assuming indicated increase
	-30%	-20%	-10%		+10%	+20%	+30%
	(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	$ 60,618	$ 69,278	$ 77,937	$ 86,597	$ 95,257	$103,916	$112,576

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the index included on page F-1, Index to Combined and Consolidated Financial Statements.

ITEM 9. C	HANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          At the request of the Audit Committee of the Board of Directors of Accenture Ltd, PricewaterhouseCoopers LLP (“PwC”) has resigned as our independent accountants effective as of November 27, 2001. Our request for PwC’s resignation was not based on concerns as to the quality of PwC’s work or on any disagreements with PwC. It was based upon the continuing competitive situation between PwC’s consulting practice and us, which we had expected to be eliminated some time ago. We have engaged KPMG LLP as our independent accountants as of November 27, 2001.

          The reports of PwC on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

          In connection with its audits for the two most recent fiscal years and through November 27, 2001 there were no:

          (1) disagreements between us and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference to the subject matter of the disagreement or disagreements in their reports on the financial statements for such years; or

(2) reportable events involving PwC that would have required disclosure under Item 304(a)(1)(v) of Regulation S-K.

          We have requested that PwC furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated November 29, 2001, is filed as Exhibit 16.1 to this Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

          The following table presents information regarding the directors and executive officers of Accenture Ltd.

Name	Age	Years with Accenture	Position
Joe W. Forehand	53	28	Chief Executive Officer and Chairman of the Board of Directors
Stephan A. James	54	33	Chief Operating Officer and Director
Steven A. Ballmer	45	—	Director
Dina Dublon	48	—	Director
Karl-Heinz Flöther	48	22	Managing Partner—Financial Services Global Market Unit and Director
Joel P. Friedman	53	29	Director
William D. Green	47	23	Managing Partner—Communications & High Tech Global Market Unit and Director
Robert I. Lipp	63	—	Director
Blythe J. McGarvie	44	—	Director
Mark Moody-Stuart	61	—	Director
Masakatsu Mori	54	32	Director
Diego Visconti	51	25	Director
Wulf von Schimmelmann	54	—	Director
Jackson L. Wilson, Jr.	54	26	Corporate Development Officer, Managing General Partner—Accenture Technology Ventures and Director
Arnaud André	46	22	Managing Partner—People Matters
R. Timothy S. Breene	52	5	Managing Partner—Global Service Lines
Pamela J. Craig	44	22	Managing Partner—Global Business Operations
Gregg G. Hartemayer	48	25	Managing Partner—Products Global Market Unit
David R. Hunter	50	28	Managing Partner—Government Global Market Unit
Jose Luis Manzanares	48	26	Managing Partner—Geographic Services
Michael G. McGrath	55	28	Capital Risk Officer
Douglas G. Scrivner	50	21	General Counsel and Secretary
Mary A. Tolan	41	19	Managing Partner—Resources Global Market Unit
Harry L. You	42	—	Chief Financial Officer

          Joe W. Forehand has been Chairman of the Board of Directors since February 2001 and has been our Chief Executive Officer since November 1999. He currently serves as Chairman of our Management Committee, our Executive Committee and our Global Leadership Council. From June 1998 to November

1999, Mr. Forehand was responsible for our Communications & High Tech global market unit. From September 1997 to June 1998, he was responsible for our Products global market unit. From September 1994 to September 1997, Mr. Forehand was responsible for our Products group in the Americas.

          Stephan A. James has been a Director since February 2001 and our Chief Operating Officer since July 2000. From November 1999 to June 2000, he was responsible for our Resources global market unit. From September 1996 to October 1999, Mr. James was responsible for our Financial Services global market unit. From September 1994 to August 1996, he was responsible for our Financial Services group in the Americas.

          Steven A. Ballmer has been a Director since October 2001. He is chief executive officer and a director of Microsoft Corp., the world’s leading manufacturer of software for personal and business computing. Since joining Microsoft in 1980, Mr. Ballmer has headed several Microsoft divisions, including operations, operating systems development, and sales and support. He was promoted to president in July 1998 and was named CEO in January 2000, assuming full management responsibility for the company. Mr. Ballmer serves on the Nominating Committee of the Board of Directors.

          Dina Dublon has been a Director since October 2001. She is executive vice president and chief financial officer of J.P. Morgan Chase & Co., a leading global financial services firm created by the merger of Chase Manhattan and J.P. Morgan & Co. Ms. Dublon is also a director and member of the compensation committee of the board of directors of The Hartford Financial Services Group, Inc. She spent most of her professional career with the company and its predecessor merging firms, starting as a trader. Prior to being named CFO, she held numerous other positions, including senior vice president and corporate treasurer; managing director of the Financial Institutions Division; and senior vice president of corporate finance. Ms. Dublon serves on the Compensation Committee of the Board of Directors.

          Karl-Heinz Flöther has been a Director since June 2001 and our Managing Partner—Financial Services Global Market Unit since December 1999. From June 1998 to February 2000, he was the Country Managing Partner of our Germany practice. From September 1997 to December 1999, he was responsible for our banking practice in continental Europe. From September 1996 to August 1997, Mr. Flôther was responsible for our practice services in Western Europe.

          Joel P. Friedman has been a Director since June 2001. He has been Managing General Partner—Accenture Technology Ventures, Americas since May 2001. Mr. Friedman currently serves as a director on the board of Calico Commerce Inc., a publicly-traded Accenture Technology Ventures portfolio company. From 1997 to 2000, he was responsible for our Banking industry group globally. Mr. Friedman serves on the Nominating Committee of the Board of Directors.

          William D. Green has been a Director since June 2001 and our Managing Partner—Communications & High Tech Global Market Unit since December 1999 and the Country Managing Director of our United States practice since August 2000. From September 1997 to December 1999, Mr. Green was responsible for our Resources global market unit. From September 1996 to September 1997, he was responsible for our manufacturing group in the Americas. Mr. Green serves on the Compensation Committee of the Board of Directors.

          Robert I. Lipp has been a Director since October 2001. He is former chairman of Travelers Property Casualty, a unit of Citigroup, Inc., and is currently a director of Citigroup, a leading global financial services company. He also recently stepped down as Vice Chairman and Member of the Office of the Chairman of Citigroup and as CEO of Citigroup’s Global Consumer Business. He joined Travelers Group in 1986 and held a number of senior positions there, including the CEO and chairman title from

1993 to 2000. From 1991 to 1993 he served as CEO and chairman of CitiFinancial Credit Company. Mr. Lipp serves on the Audit Committee of the Board of Directors and as Lead Outside Director.

          Blythe J. McGarvie has been a Director since October 2001. She is executive vice president and chief financial officer of BIC Group, one of the world’s leading manufacturers of writing instruments, correction fluids, disposable lighters and shavers. The company also manufactures sailboards. Prior to joining BIC, she was senior vice president and CFO of Hannaford Bros. Co., a supermarkets operator. She has also held senior financial positions at Sara Lee Corp., Kraft General Foods and PepsiCo. Ms. McGarvie serves as the Chair of the Audit Committee of the Board of Directors.

          Mark Moody-Stuart has been a Director since October 2001. He is former chairman of The Shell Transport and Trading Company and chairman of the Committee of Managing Directors of the Royal Dutch/Shell Group of Companies. He was managing director of Shell Transport and a managing director of Royal Dutch/Shell Group, the world’s second-largest oil and gas enterprise, from 1991 to 2001. Mr. Moody-Stuart is a director of HSBC Holdings PLC and of Shell Transport & Trading PLC. Mr. Moody-Stuart serves as the Chairman of the Compensation Committee and on the Nominating Committee of the Board of Directors.

          Masakatsu Mori has been a Director since June 2001. He has been the Country Managing Director of our Japan practice since 1989. He is also the Managing Partner of the Japan operating unit. Mr. Mori serves on the Nominating Committee of the Board of Directors.

          Diego Visconti has been a Director since June 2001. He has been the Country Managing Director of our Italy practice since 1997. He has also been responsible for our Communications & High Tech operating unit in Europe and Latin America since 1995.

          Wulf von Schimmelmann has been a Director since October 2001. He is chief executive officer of Postbank, Germany’s largest independent retail bank and among the largest commercial banks in the German market. He is also a member of the board of directors of Deutsche Post World Net Group. Mr. von Schimmelmann serves as the Chairman of the Nominating Committee and on the Audit Committee of the Board of Directors.

          Jackson L. Wilson, Jr. has been a Director since February 2001 and the Managing General Partner—Accenture Technology Ventures, our venture capital business, since November 1999 and our Corporate Development Officer since February 2001. From June 1997 to November 1999, he was responsible for our global market units. From June 1995 to June 1997, Mr. Wilson was responsible for industry markets strategies and market and technology solutions.

          Arnaud André has been our Managing Partner—People Matters since September 2000. From September 1997 to August 2000, he was responsible for the development of our health services market in continental Europe. Prior to August 1997, Mr. André led our change management competency in France and the Benelux countries.

          R. Timothy S. Breene has been our Managing Partner—Global Service Lines since August 2000. From December 1999 to August 2000, he was responsible for our capabilities development organization. From May 1998 to January 2000, Mr. Breene was responsible for our strategic services practice worldwide. From October 1997 to May 1998, he was responsible for our strategic services practice in our Products global market unit. From June 1995 to October 1997, Mr. Breene was a client partner.

          Pamela J. Craig has been our Managing Partner—Global Business Operations since June 2001. From February 2000 to June 2001, she was responsible for our Media & Entertainment industry group globally and was also a General Partner in Accenture Technology Ventures Japan. From August 1998 to

November 2000, Ms. Craig was responsible for our Media & Entertainment global operating unit. From 1996 to August 1998, she was responsible for our Media & Entertainment group in North America.

          Gregg G. Hartemayer has been our Managing Partner—Products Global Market Unit since July 1998. From September 1997 to July 1998, Mr. Hartemayer was responsible for the consumer industry group within our Products global market unit. He currently serves as a director on the board of Click Commerce Inc., a publicly-traded Accenture Technology Ventures portfolio company. From May 1996 to September 1997, he was responsible for the consumer industry group for the Americas.

          David R. Hunter has been our Managing Partner—Government Global Market Unit since September 1997 and was responsible for our Government industry group from 1994 to 1997.

          Jose Luis Manzanares has been our Managing Partner—Geographic Services since December 1999. From September 1997 to December 1999, he was responsible for competency-related operations across Europe, the Middle East, Africa and India. From 1990 to 1997, Mr. Manzanares was the chief executive officer of Coritel, S.A., an information technology services company and wholly-owned subsidiary of Accenture.

          Michael G. McGrath has been our Capital Risk Officer since November 2001. He was our Treasurer from June 2001 to November 2001. From September 1997 to June 2001, Mr. McGrath was our Chief Financial Officer. From 1992 to 1997, he was responsible for quality and practice methodologies.

          Douglas G. Scrivner has been our General Counsel and Secretary since January 1996.

          Mary A. Tolan has been our Managing Partner—Resources Global Market Unit since August 2000. From December 1999 to August 2000, she was responsible for our strategy. From August 1998 to December 1999, Ms. Tolan was responsible for our Retail industry group globally. From April 1996 to August 1998, she was responsible for our Retail industry group in North America.

          Harry L. You has been our Chief Financial Officer since June 2001. From March 1996 to June 2001, he was a Principal in the General Industrial Group and then a Managing Director at Morgan Stanley, responsible for the Computer and Business Services Group in the Investment Banking Division.

Section 16(a) Beneficial Ownership Reporting Compliance

          Under the federal securities laws, our directors, executive officers and 10% shareholders are required within a prescribed period of time to report to the Securities and Exchange Commission transactions and holdings in Accenture Ltd’s Class A common shares and Class X common shares. Based solely on a review of the copies of such forms received by us and on written representations from certain reporting persons that no annual corrective filings were required for those persons, we believe that during fiscal year 2001 all these filing requirements were timely satisfied.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth, for fiscal 2000 and 2001, the compensation for such periods for our chief executive officer and for each of our four most highly compensated executive officers, other than the chief executive officer, serving as executive officers at the end of fiscal 2001. These five persons are referred to, collectively, as the “Named Executive Officers.”

		Annual Compensation			Long-Term Compensation Awards
	Year	Salary(1) ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Share Unit Award(s) ($)	Securities Underlying Options (#)	All Other Compensation ($)
Joe W. Forehand	2001	5,294,095	—	—	—	—	—
Chief Executive Officer and Chairman of the Board of Directors	2000	4,000,000	—	—	—	—	—
Jackson L. Wilson, Jr.	2001	4,395,697	—	—	—	—	—
Corporate Development Officer and Managing General Partner— Accenture Technology Ventures	2000	4,600,000	—	—	—	—	—
Stephan A. James	2001	4,476,101	—	—	—	—	—
Chief Operating Officer	2000	4,200,000	—	—	—	—	—
Michael G. McGrath	2001	4,309,092	—	—	—	—	—
Capital Risk Officer	2000	3,900,000	—	—	—	—	—
William D. Green	2001	3,317,096	—	—	—	—	—
Managing Partner—Communications & High Tech Global Market Unit	2000	3,500,000	—	—	—	—	—

(1)
Amounts in the table with respect to periods prior to the consummation of Accenture’s transition to a corporate structure on May 31, 2001 consist of distributions of partnership income, including realized gains on investments and return on capital at risk. These amounts are not comparable to executive compensation in the customary sense. With respect to the period subsequent to May 31, 2001, amounts in this table reflect the salary actually paid to the Named Executive Officers with respect to the period subsequent to May 31, 2001.

Compensation Committee Interlocks and Insider Participation

          The board of directors of Accenture Ltd did not have a compensation committee during fiscal 2001. In fiscal 2001, our partners’ compensation, including the compensation of our executive officers, was determined based on the “unit” level of the individual partner. “Units” is an internal term we have used historically to quantify the relative level of participation our individual partners had in our income. At the beginning of fiscal 2001, a partners’ income committee, consisting of our chief executive officer and 54 partners he appointed, reviewed evaluations and recommendations concerning the performance of partners and determined relative levels of income participation, or unit allocation. Based on its review, the committee prepared a partners’ income plan, which was then submitted to the partners for their approval.

Compensation of Outside Directors

          Each director who is not an employee of Accenture Ltd or its subsidiaries receives an annual retainer of $50,000, which may be deferred in whole or in part, through receipt of fully-vested restricted share units; an initial grant of an option to purchase 25,000 Class A common shares upon election to the board of directors; and an annual grant of an option to purchase 10,000 Class A common shares. Each grant of options will vest fully after one year (or sooner upon death, disability or involuntary termination, or removal from the board of directors) and will generally expire after 10 years. Robert I. Lipp receives an additional annual retainer of $75,000 for his service as Lead Outside Director, and Steven A. Ballmer has elected not to receive compensation for his service as a director.

Employment Contracts

          Each of our Chief Executive Officer and our four most highly compensated named executive officers has entered into an annual employment agreement which is renewed automatically. The employment agreements provide that these executive officers will receive compensation as determined by Accenture. Pursuant to the employment agreements, each of the executive officers have also entered into a non-competition agreement whereby each agreed that, for a specified period, he or she will not (1) associate with and engage in consulting services for any competitive enterprise or (2) solicit or assist any other entity in soliciting any client or prospective client for the purposes of providing consulting services, perform consulting services for any client or prospective client, or interfere with or damage any relationship between us and a client or prospective client. In addition, each of the executive officers has agreed that for the restricted period he or she will not solicit or employ any Accenture employee or any former employee who ceased working for us within an eighteen-month period before or after the date on which the partner’s employment with us or our affiliates terminated.

ITEM 12. S	ECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Directors and Executive Officers

          The following table sets forth, as of November 15, 2001, information regarding beneficial ownership of Accenture Ltd Class A and Class X common shares held by (1) each of our directors and executive officers named in the Summary Compensation table in this annual report and (2) all of our directors and executive officers as a group. To our knowledge, except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to the shares beneficially owned by them. For purposes of the table below “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire within 60 days after November 15, 2001. For purposes of computing the percentage of outstanding Accenture Ltd Class A and/or Class X common shares held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this proxy statement are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Accenture Ltd Class A common shares			Accenture Ltd Class X common shares			Percentage of the total number of Class A and Class X common shares beneficially owned
	shares beneficially owned	% of shares beneficially owned		shares beneficially owned	% of shares beneficially owned
Name
Directors and named executive officers:
Joe W. Forehand (1)(2)	1,000	*	%	1,406,889	**	%	***	%
Stephan A. James (1)(3)	—	*		1,187,063	**		***
Steven A. Ballmer	—	*		—	**		***
Dina Dublon	—	*		—	**		***
Karl-Heinz Flöther (1)	926,347	*		—	**		***
Joel P. Friedman (1)(4)	—	*		840,257	**		***
William D. Green (1)(5)	—	*		1,087,985	**		***
Robert I. Lipp	125,000	*		—	**		***
Blythe J. McGarvie	—	*		—	**		***
Mark Moody-Stuart	—	*		—	**		***
Masakatsu Mori (1)	892,495	*		—	**		***
Wulf von Schimmelmann	—	*		—	**		***
Diego Visconti (1)(6)	—	*		—	**		***
Jackson L. Wilson, Jr. (1)(7)	—	*		1,187,063	**		***
Michael G. McGrath (1)(8)	—	*		1,143,097
All directors and executive officers As a group (24 persons)	1,977,842	*	%	12,668,358	2.1.	%	1.6%

*	Less than 1% of Accenture Ltd Class A common shares outstanding.
**	Less than 1% of Accenture Ltd Class X common shares outstanding.
***	Less than 1% of the total number of Accenture Ltd Class A and Class X common shares outstanding.
(1)
Excludes any common shares subject to the voting agreement referred to below that are owned by other parties to the voting agreement. While each of Joe W. Forehand, Stephan A. James, Karl-Heinz Flöther, Joel P. Friedman, William D. Green, Masakatsu Mori, Diego Visconti, Jackson L. Wilson, Jr. and Michael G. McGrath is a party to the voting agreement and the Accenture Ltd common shares beneficially owned by these persons are subject thereto, each disclaims beneficial ownership of the common shares subject to the voting agreement other than those specified above for each such person individually. See “Certain Relationships and Related Transactions—Voting Agreement.”

(2)
Joe W. Forehand owns 1,406,889 Class I common shares of Accenture SCA. Subject to contractual transfer restrictions, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at any time at a redemption price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the redemption. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. Each time a Class I common share is redeemed from a holder, Accenture Ltd may at its option, and intends to, redeem a Class X common share for a redemption price equal to the par value of the Class X common share, or $.0000225.

(3)	Stephan A. James owns 1,187,063 Class I common shares of Accenture SCA. See note (2) above.
(4)	Joel P. Friedman owns 840,257 Class I common shares of Accenture SCA. See note (2) above.
(5)	William D. Green owns 1,087,985 Class I common shares of Accenture SCA. See note (2) above.
(6)	Diego Visconti owns 945,582 Class I common shares of Accenture SCA. See note (2) above.
(7)	Jackson L. Wilson, Jr. owns 1,187,063 Class I common shares of Accenture SCA. See note (2) above.
(8)	Michael G. McGrath owns 1,143,097 Class I common shares of Accenture SCA. See note (2) above.

Beneficial Ownership of More than Five Percent

          As of November 15, 2001 the only persons known by us to be beneficial owners of more than 5% of Accenture Ltd’s Class A or Class X common shares were as follows:

	Accenture Ltd Class A common shares		Accenture Ltd Class X common shares		Percentage of the total number of Class A and Class X common shares beneficially owned
	shares beneficially owned	% of shares beneficially owned	shares beneficially owned	% of shares beneficially owned
Name and Address of Beneficial Owner
Parties to the voting provisions of the Voting Agreement
c/o Accenture Ltd
Cedar House, 41 Cedar Avenue
Hamilton HM12, Bermuda (1)	212,257,238	62.1%	514,124,356	87.0%	77.9%
Stichting Naritaweg I
Naritaweg 155
1043 BW Amsterdam
The Netherlands	—	—	34,737,706	5.9%	3.7%
Stichting Naritaweg II
Naritaweg 155
1043 BW Amsterdam
The Netherlands	—	—	42,299,410	7.2%	4.5%

(1)
Each party to Voting Agreement disclaims beneficial ownership of the shares subject to the Voting Agreement owned by any other party to the agreement. See “Certain Relationships and Related Transactions—Voting Agreement.”

          Two Dutch foundations, Stichting Naritaweg I and Stichting Naritaweg II, hold Accenture Ltd Class X common shares that would otherwise have been held by some of our partners. These foundations’ shares will be voted in any vote of Accenture Ltd shareholders in accordance with the preliminary vote taken by our partners, although the foundations will not participate in the preliminary vote. See “Voting Agreement” under Item 13 below for a discussion of the preliminary vote.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reorganization and Related Transactions

          We completed a number of transactions in fiscal 2001 in order to have Accenture assume a corporate structure. The principal reorganization transactions and related transactions are summarized below.

•
Our partners received shares in our global corporate structure in lieu of their interests in our local business operations. Our partners in Australia, Denmark, France, Italy, Norway, Spain, Sweden and the United States received Accenture SCA Class I common shares in lieu of their interests in our local operations in those countries. Our partners in Canada and New Zealand received Accenture Canada Holdings Inc. exchangeable shares in lieu of their interests in our local operations in those countries. Our partners elsewhere received Accenture Ltd Class A common shares in lieu of their interests in our local operations in the relevant countries. Most of our partners receiving Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares received a corresponding number of Accenture Ltd Class X common shares.

•	In connection with our transition to a corporate structure, each partner’s paid-in capital has been returned to that partner.

•
We expect to distribute to our partners any earnings undistributed as of the date of the consummation of our transition to a corporate structure in one or more installments on or prior to December 31, 2001.

Voting Agreement

          Accenture Ltd and each of our partners who owns Accenture Ltd’s Class A or Class X common shares have entered into a voting agreement and each other person who becomes a partner will be required to enter into the voting agreement. We refer to the parties to the voting agreement, other than Accenture Ltd, as “covered persons.” The shares covered by the voting agreement generally include (1) any Accenture Ltd Class X common shares that are held by a partner, (2) any Accenture Ltd Class A common shares beneficially owned by a partner at the time in question and also as of or prior to the initial public offering of the Accenture Ltd Class A common shares and (3) any Accenture Ltd Class A common shares if they are received from us while our employee, a partner or in connection with becoming a partner or otherwise acquired if the acquisition is required by us. We refer to the shares covered by the voting agreement as “covered shares.”

          Under the voting agreement, prior to any vote of the shareholders of Accenture Ltd, a separate, preliminary vote of the covered shares owned by covered persons who are employees of Accenture will be taken on each matter upon which a vote of the shareholders is proposed to be taken. Subsequently, all of these covered shares will be voted by a proxy in the vote of the shareholders of Accenture Ltd in accordance with the majority of the votes cast in the preliminary vote.

          Notwithstanding the foregoing, in elections of directors, all covered shares owned by covered persons who are our employees will be voted in favor of the election of those persons receiving the highest numbers of votes cast in the preliminary vote. In the case of a vote for an amendment to Accenture Ltd’s constituent documents, or with respect to an amalgamation, liquidation, dissolution, sale of all or substantially all of its property and assets or any similar transaction with respect to Accenture Ltd, all covered shares owned by covered persons who are our employees will be voted against the proposal unless at least 66 2/3% of the votes in the preliminary vote are cast in favor of that proposal, in which case all of these covered shares will be voted in favor of the proposal.

          The voting agreement will continue in effect until the earlier of April 18, 2051 and the time it is terminated by the vote of 66 2/3% of the outstanding votes represented by the covered shares owned by covered persons who are our employees.

Loan to Executive Officer

          In September 2001, Harry L. You, our Chief Financial Officer, received a loan in the aggregate principal amount of $109,769 in connection with his initial employment. The loan bears interest at the rate of 6.5% per annum and is repayable in full in July 2002. The largest aggregate amount outstanding on the loan since it was made is $109,855, and the aggregate amount outstanding as of November 1, 2001 was $109,166.

PART IV

ITEM 14. E	XHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)   List of documents filed as part of this report:

1.	Financial Statements as of August 31, 2000 and August 31, 2001 and for the three years ended August 31, 2001—Included in Part II of this Form 10-K:

Combined and Consolidated Balance Sheets

Combined Income Statements Before Partner Distributions and Consolidated Income Statement

Combined Statements of Partners’ Capital and Comprehensive Income and Consolidated Shareholders’ Equity Statement

Combined and Consolidated Cash Flows Statements

Notes to Combined and Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	Exhibit Index:

Exhibit Number	Exhibit
3.1
Memorandum of Continuance of the Registrant, dated February 21, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A filed on
July 2, 2001 (the “July 2, 2001 Form S-1/A”)).

3.2	Form of Bye-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the July 2, 2001 Form S-1/A).

9.1
Form of Voting Agreement, dated as of April 18, 2001, among the Registrant and the covered persons party thereto (incorporated by reference to Exhibit 9.1 to the Registrant’s Registration
Statement on Form S-1 filed on April 19, 2001 (the “April 19, 2001 Form S-1”)).

10.1	Form of Partner Matters Agreement, dated as of April 18, 2001, among the Registrant and the partners party thereto (incorporated by reference to Exhibit 10.1 to the April 19, 2001 Form S-1).

10.2	Form of Non-Competition Agreement, dated as of April 18, 2001, among the Registrant and certain employees (incorporated by reference to Exhibit 10.2 to the April 19, 2001 Form S-1).

10.3	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A filed on June 8, 2001 (the “June 8, 2001 S-1/A”)).

10.4	2001 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the June 8, 2001 S-1/A).

10.5	Articles of Association of Accenture SCA (filed herewith).

Exhibit Number	Exhibit

10.6
Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among
Accenture SCA and the covered persons party thereto (incorporated by reference to Exhibit
10.6 to the April 19, 2001 Form S-1).

10.7	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the April 19, 2001 Form S-1).

10.8	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the April 19, 2001 Form S-1).

10.9	Form of Support Agreement, dated as of May 23, 2001, between the Registrant and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the July 2, 2001 Form S-1/A).

10.10
Form of Employment Agreement of Messrs. Forehand, James, Green, Wilson, McGrath,
Hartemayer, Scrivner and You and Mmes. Craig and Tolan (incorporated by reference to
Exhibit 10.10 to the June 8, 2001 S-1/A).

10.11	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A).

10.12
Form of Exchange Trust Agreement by and between the Registrant and Accenture Canada
Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A).

10.13	Form of Letter Agreement, dated May 21, 2001, between the Registrant and Stichting Naritaweg I (incorporated by reference to Exhibit 10.13 to the July 2, 2001 Form S-1/A).

10.14	Form of Letter Agreement, dated May 21, 2001, between the Registrant and Stichting Naritaweg II (incorporated by reference to Exhibit 10.14 to the July 2, 2001 Form S-1/A).

16.1	Letter from PricewaterhouseCoopers LLP to the Commission dated November 29, 2001 (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

          (b)   Reports on Form 8-K.

          During the quarter ended August 31, 2001, the following report on Form 8-K was filed by the Registrant:

          Current Report on Form 8-K dated August 17, 2001 (date of earliest event reported), filed on August 17, 2001, with respect to a reduction in Accenture’s global workforce, the extension of Accenture’s FlexLeave sabbatical program and the Accenture Ltd board of directors’ decision to authorize the repurchase of up to $150 million of its common shares, under Item 5.

          (c)   See Item 14(a)(3) above.

          (d)   See Item 14(a)(2) above.

ACCENTURE LTD AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Accenture Ltd:

          In our opinion, the accompanying combined and consolidated balance sheets and the related combined income statements before partner distributions/consolidated income statement, combined statements of partners’ capital and comprehensive income/consolidated shareholders’ equity statement and combined and consolidated cash flows statements present fairly, in all material respects, the financial position of Accenture Ltd and its subsidiaries at August 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/S/    PricewaterhouseCoopers LLP
Oc	tober 11, 2001
Ch	icago, Illinois

ACCENTURE LTD

COMBINED AND CONSOLIDATED BALANCE SHEETS

August 31, 2000 and 2001

(In thousands of U.S. dollars except share amounts)

	Combined Balance Sheet 2000	Consolidated Balance Sheet 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,270,516	$1,880,083
Short-term investments	395,620	—
Receivables from clients	1,450,555	1,498,812
Unbilled services	682,935	731,802
Due from related parties	58,287	69,500
Deferred income taxes, net	—	166,372
Other current assets	141,372	233,068

Total current assets	3,999,285	4,579,637

NON-CURRENT ASSETS:
Due from related parties	81,220	23,800
Investments	509,665	324,139
Property and equipment, net	705,508	822,318
Deferred income taxes, net	—	213,617
Other non-current assets	155,619	97,845

Total non-current assets	1,452,012	1,481,719

TOTAL ASSETS	$5,451,297	$6,061,356

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank borrowings	$ 164,765	$ 189,872
Current portion of long-term debt	29,921	797
Accounts payable	233,737	371,794
Due to related parties	339,877	818,888
Deferred revenue	948,390	810,043
Accrued payroll and related benefits	700,843	1,050,385
Taxes payable	283,731	515,304
Deferred income taxes, net	—	29,373
Other accrued liabilities	282,715	392,364

Total current liabilities	2,983,979	4,178,820

NON-CURRENT LIABILITIES:
Long-term debt	98,865	1,090
Retirement obligation	—	343,249
Deferred income taxes, net	—	50,969
Other non-current liabilities	—	797,114

Total non-current liabilities	98,865	1,192,422

MINORITY INTEREST	—	407,926

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 343,307,238 shares issued and outstanding	—	8
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 591,161,472 shares issued and outstanding	—	13
Restricted share units (related to Class A common shares), 68,481,815 units issued and outstanding	—	993,380
Additional paid-in capital	—	832,731
Retained earnings (deficit)	—	(1,435,310)
Partners’ paid-in capital	403,483	—
Partners’ undistributed earnings	1,347,905	—
Accumulated other comprehensive income (loss)	617,065	(108,634)

Total shareholders’ equity	2,368,453	282,188

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,451,297	$6,061,356

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED INCOME STATEMENTS BEFORE PARTNER DISTRIBUTIONS

CONSOLIDATED INCOME STATEMENT

For the Years Ended August 31, 1999, 2000 and 2001
(In thousands of U.S. dollars)

	Combined Income Statement 1999	Combined Income Statement 2000	Consolidated Income Statement 2001
REVENUES:
Revenues before reimbursements	$ 9,549,856	$ 9,752,085	$11,443,720
Reimbursements	1,529,543	1,787,865	1,904,152

Revenues	11,079,399	11,539,950	13,347,872

OPERATING EXPENSES:
Cost of services*:
Cost of services before reimbursable expenses*	5,456,559	5,486,292	6,199,213
Reimbursable expenses	1,529,543	1,787,865	1,904,152

Cost of services*	6,986,102	7,274,157	8,103,365
Sales and marketing*	790,246	883,276	1,217,343
General and administrative costs*	1,271,357	1,296,398	1,515,683
Reorganization and rebranding costs*	—	—	848,615
Restricted share unit-based compensation	—	—	967,110

Total operating expenses*	9,047,705	9,453,831	12,652,116

OPERATING INCOME*	2,031,694	2,086,119	695,756
Gain on investments, net	92,542	573,220	107,016
Interest income	60,039	67,244	79,778
Interest expense	(27,200)	(24,071)	(43,278)
Other income (expense)	(5,309)	51,042	16,973
Equity in losses of affiliates	(6,472)	(46,853)	(61,388)

INCOME BEFORE TAXES*	2,145,294	2,706,701	794,857
Provision for taxes	122,640	242,807	502,616

INCOME BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE*	2,022,654	2,463,894	292,241
Minority interest	—	—	577,188

INCOME BEFORE ACCOUNTING CHANGE*	2,022,654	2,463,894	869,429
Cumulative effect of accounting change	—	—	187,974

PARTNERSHIP INCOME BEFORE PARTNER DISTRIBUTIONS*	$ 2,022,654	$ 2,463,894

NET INCOME*			$ 1,057,403

*	Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT

For the Years Ended August 31, 1999, 2000 and 2001
(In thousands of U.S. dollars and in thousands of share amounts)

	Preferred Shares	Class A Common Shares		Class X Common Shares		RSU Common Shares		Additional Paid-in Capital	Retained Earnings (Deficit)	Paid-in Capital	Undistributed Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		$	No. Shares	$	No. Shares	$	No. Shares
Balance, at August 31, 1998	$—	$—	—	$—	—	$ —	—	$ —	$ —	$276,025	$1,143,377	$ 87,209	$1,506,611
Comprehensive income
Partnership income before partner distributions											2,022,654		2,022,654
Other comprehensive income
Unrealized gains on marketable securities, net of reclassification adjustment												185,881	185,881
Foreign currency translation												(19,948)	(19,948)

Other comprehensive income												165,933

Comprehensive income													2,188,587
Capital paid in by partners										93,211			93,211
Repayment of paid-in capital to partners										(17,731)			(17,731)
Distribution of partners’ income											(1,562,545)		(1,562,545)

Balance at August 31, 1999	—	—	—	—	—	—	—	—	—	351,505	1,603,486	253,142	2,208,133
Comprehensive income
Partnership income before partner distributions											2,463,894		2,463,894
Other comprehensive income
Unrealized gains on marketable securities, net of reclassification adjustment												408,998	408,998
Foreign currency translation												(45,075)	(45,075)

Other comprehensive income												363,923

Comprehensive income													2,827,817
Capital paid in by partners										99,895			99,895
Repayment of paid-in capital to partners										(47,917)			(47,917)
Distribution to AW-SC											(826,156)		(826,156)
Distribution of partners’ income											(1,893,319)		(1,893,319)

Balance at August 31, 2000	—	—	—	—	—	—	—	—	—	403,483	1,347,905	617,065	2,368,453
Comprehensive income
Partnership income before partner distributions for the nine months ended May 31, 2001											1,427,185		1,427,185
Net loss for the three months ended August 31, 2001									(369,782)				(369,782)
Other comprehensive income (loss)
Unrealized losses on marketable securities, net of reclassification adjustment												(700,857)	(700,857)
Foreign currency translation												(24,842)	(24,842)

Other comprehensive income (loss)												(725,699)

Comprehensive income													331,704
Capital paid in by partners										146,328			146,328
Repayment of paid-in capital to partners										(549,811)			(549,811)
Distribution to AW-SC											(268,781)		(268,781)
Distribution of partners’ income											(3,106,350)		(3,106,350)
Partner retirement and vacation benefits											(465,487)		(465,487)
Transfer to retained earnings (deficit)									(1,065,528)		1,065,528		—
Issuance of shares:
Shares issued upon reorganization to corporate structure		5	212,257	13	591,161								18
Initial public offering, net		3	131,050					1,791,441					1,791,444
Restricted share units						993,380	68,482						993,380
Minority interest								(958,710)					(958,710)

Balance at August 31, 2001	$—	$ 8	343,307	$ 13	591,161	$993,380	68,482	$832,731	$(1,435,310)	$ —	$ —	$(108,634)	$ 282,188

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED AND CONSOLIDATED CASH FLOWS STATEMENTS

For the Years Ended August 31, 1999, 2000 and 2001
(In thousands of U.S. dollars)

	Combined Cash Flow 1999	Combined Cash Flow 2000	Consolidated Cash Flow 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Partnership income before partnership distributions	$2,022,654	$2,463,894

Net income			$1,057,403

Adjustments to reconcile partnership income and net income for the year to the net cash provided by operating activities—
Depreciation	217,032	237,078	257,072
Amortization	—	—	157,000
Gain on investments, net	(92,542)	(573,220)	(107,016)
Equity in losses of affiliates	6,472	46,853	61,388
Losses on disposal of property and equipment	—	31,557	24,725
Restricted share unit-based compensation	—	—	967,110
Deferred income taxes	—	—	(299,647)
Minority interest	—	—	(577,188)
Other items, net	(4,473)	(30,749)	(25,646)
Cumulative effect of accounting change	—	—	(187,974)
Change in assets and liabilities—
(Increase) in receivables from clients	(60,913)	(211,867)	(48,257)
(Increase) in unbilled services	(108,898)	(184,957)	(48,867)
(Increase) in due from / (decrease) in due to related parties	(38,718)	17,294	(89,180)
(Increase) decrease in other current assets	32,744	28,343	(91,696)
(Increase) decrease in other non-current assets	(23,736)	28,468	44,814
Increase in accounts payable	23,412	14,183	138,057
Increase (decrease) in deferred revenue	19,997	67,415	(114,942)
Increase in accrued payroll and employee benefits	124,783	339	250,968
Increase in taxes payable	21,019	46,817	231,573
Increase in other accrued liabilities	55,514	149,816	11,418
Increase in other non-current liabilities	—	—	669,499

Total adjustments	171,693	(332,630)	1,223,211

Net cash provided by operating activities	2,194,347	2,131,264	2,280,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	93,496	575,806	427,561
Proceeds from sales of property and equipment	—	—	22,778
Purchases of investments	(18,446)	(153,050)	(326,086)
Purchase of intangible assets	—	—	(157,000)
Property and equipment additions	(305,156)	(315,426)	(377,930)

Net cash provided by (used in) investing activities	(230,106)	107,330	(410,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital paid in by partners	93,211	99,895	146,328
Repayment of paid-in capital to partners	(17,731)	(47,917)	(524,130)
Issuance of common stock	—	—	1,791,444
Distribution of partners’ income	(1,562,545)	(1,893,319)	(2,282,141)
Payment to AW-SC	(87,548)	(229,776)	(313,832)
Proceeds from issuance of long-term debt	—	1,384	1,787
Repayment of long-term debt	(1,427)	(1,605)	(19,653)
Proceeds from issuance of short-term bank borrowings	93,872	283,747	876,495
Repayments of short-term bank borrowings	(87,907)	(246,004)	(843,264)

Net cash used in financing activities	(1,570,075)	(2,033,595)	(1,166,966)
Effect of exchange rate changes on cash and cash equivalents	(19,948)	(45,075)	(93,404)

NET INCREASE IN CASH AND CASH EQUIVALENTS	374,218	159,924	609,567
CASH AND CASH EQUIVALENTS, beginning of period	736,374	1,110,592	1,270,516

CASH AND CASH EQUIVALENTS, end of period	$1,110,592	$1,270,516	$1,880,083

Supplemental cash flow information
Interest paid	$ 26,757	$ 23,727	$ 37,091
Income taxes paid	$ 88,426	$ 144,410	$ 187,640

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars except share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

          Accenture is the world’s leading provider of management and technology consulting services and solutions, with more than 75,000 employees in 47 countries delivering a wide range of specialized capabilities and solutions to clients across all industries. Accenture operates globally with one common brand and business model designed to enable the company to serve clients on a consistent basis around the world. Under its strategy, Accenture is building a network of businesses to meet the full range of any organization’s needs – consulting, technology, outsourcing, alliances and venture capital. The principal markets for Accenture are North America, Western Europe, Japan and Australia.

Principles of Consolidation and Combination

          The consolidated financial statements include the accounts of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together “Accenture”). In May 2001, the Accenture Worldwide Organization completed a transition to a corporate structure with Accenture Ltd becoming the holding company.

          Accenture Ltd’s only business is to hold shares and to act as the sole general partner of its subsidiary, Accenture SCA, a Luxembourg partnership limited by shares. Accenture operates its business through Accenture SCA and subsidiaries of Accenture SCA. Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements. Accenture Ltd has a 58% voting interest in Accenture SCA assuming the issuance of 68,481,815 Accenture SCA Class I common shares. These shares will be issued in connection with the delivery of the 68,481,815 Accenture Ltd Class A common shares underlying 68,481,815 restricted share units which generally are considered fully vested and will be issued for no consideration solely upon the passage of time.

          Prior to the transition to a corporate structure, the Accenture Worldwide Organization operated as a series of related partnerships and corporations under the control of the partners and shareholders of these entities. These individuals became executive employees of Accenture following its transition, but retain the “partner” title. In connection with the transition to a corporate structure, the partners received Accenture Ltd Class A common shares or, in the case of partners resident in specified countries, Class I common shares issued by Accenture SCA or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA, in lieu of their interests in these partnerships and corporations. The transition to a corporate structure was accounted for as a reorganization at carryover basis as there were no changes in the rights, obligations or economic interests of Accenture’s partners upon the exchange of their interests for shares in Accenture Ltd, Accenture SCA or Accenture Canada Holdings Inc., except for those applied consistently among the partners or those resulting from Accenture’s transition from a series of related partnerships and corporations to a corporate structure.

          The shares of Accenture SCA and Accenture Canada Holdings Inc. held by the partners are treated as a minority interest in the consolidated financial statements of Accenture Ltd. However, the future exchange and/or redemption of Accenture SCA shares or Accenture Canada Holdings Inc. exchangeable shares will be accounted for at carryover basis.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

          The accompanying financial statements, in respect of periods ended on or prior to May 31, 2001, have been prepared on a combined basis and reflect the accounts of the Accenture Worldwide Organization which prior to May 31, 2001, included Accenture Partners Société Coopérative (Geneva, Switzerland — the administrative coordinating entity, “APSC”) and a number of entities, many of which operated as partnerships, that had entered into Member Firm Interfirm Agreements (“MFIAs”) with APSC (“Member Firms”), together with all entities controlled by them. Prior to January 1, 2001, Accenture was known as Andersen Consulting. Prior to August 7, 2000, the Accenture Member Firms and the entities controlled by them were parties to MFIAs with Andersen Worldwide Société Coopérative (“AW-SC”). AW-SC also contracted with the Member Firms of Arthur Andersen (hereinafter, “AA” and “AA Member Firms”) and other entities controlled by them. APSC was incorporated to implement the agreement of the Accenture Member Firms and the partners of Accenture to remain together, on substantially the same terms as with AW-SC, as a result of the successful outcome of the arbitration described in Note 16. Each Accenture Member Firm entered into an MFIA with APSC, effective as of August 7, 2000, that was identical in all substantial terms with the prior agreement such Member Firm had with AW-SC.

          The equity method of accounting is used for unconsolidated investments in which Accenture exercises significant influence. All other investments are accounted for under the cost method. All significant intercompany/interfirm transactions and profits have been eliminated.

          The Combined financial statements in respect of periods ended on or prior to May 31, 2001 and the Consolidated financial statements from May 31, 2001 onward are collectively referred to as the Consolidated financial statements in these footnotes.

Revenue Recognition

          Revenues include all amounts that are billable to clients. Revenues are recognized on a time and materials basis, or on a percentage of completion basis, depending on the contract, as services are provided by employees and subcontractors. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price long-term contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Losses recognized during each of the three years ended August 31, 2001 were insignificant. Revenue recognized in excess of billings is recorded as Unbilled services. Billings in excess of revenue recognized are recorded as Deferred revenue until the above revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in Revenues, and an equivalent amount of reimbursable expenses are included in Cost of services.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

Operating Expenses

          Subcontractor costs are included in Cost of services when they are incurred. Training costs were $644,760, $553,698 and $691,513 in 1999, 2000 and 2001, respectively. Research and development and advertising costs are expensed as incurred. Research and development costs were $255,905 in 1999, $251,764 in 2000 and $271,336 in 2001. Advertising costs were $46,500 in 1999, $69,000 in 2000 and $149,900 in 2001.

Translation of Non-U.S. Currency Amounts

          The net assets and operations of entities outside of the United States are translated into U.S. dollars using appropriate exchange rates. Assets and liabilities are translated at year-end exchange rates and income and expense items are translated at average exchange rates prevailing during the year.

          Foreign currency translations on assets and liabilities denominated in currencies other than their functional currency resulted in gains/(losses) of ($9,642) in 1999, $27,567 in 2000 and ($1,279) in 2001, which are included in Other income (expense).

Provision for Taxes

          Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” Tax provisions are recorded at statutory rates for taxable items included in the Consolidated Income Statements regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities.

Partnership Income Before Partner Distributions

          Partnership Income Before Partner Distributions is not comparable to net income of a corporation similarly determined. Also, partnership income is not executive compensation in the customary sense of that term because partnership income is comprised of distributions of current earnings. Accordingly, compensation and benefits for services rendered by partners have not been reflected as an expense in the combined financial statements in respect of periods ended on or prior to May 31, 2001.

Cash and Cash Equivalents

          Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less, including time deposits and certificates of deposit of $486,661 and $224,278 at August 31, 2000 and 2001, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payments may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

Concentrations of Credit Risk

          Accenture’s financial instruments that are exposed to concentrations of credit risk consist primarily of Cash and cash equivalents and Receivables from clients. Accenture places its Cash and cash equivalents with financial institutions and limits the amount of credit exposure with any one financial institution. Accenture actively evaluates the creditworthiness of the financial institutions with which it invests. The Receivables from clients are dispersed across many different industries and geographies; therefore, concentrations of credit risk are limited. As of and for the years ended August 31, 1999, 2000 and 2001, the allowance for uncollectible accounts and bad debt expense are immaterial.

Investments

          Investments in marketable equity securities are recorded at fair value. All investments recorded at fair value have been classified as available-for-sale, and accordingly, the difference between cost and fair value is recorded in Accumulated other comprehensive income (loss). The cost of securities sold is determined on an average cost basis.

          Accenture receives warrants issued by other companies primarily in exchange for services, alliances and directorships. At the measurement date, these warrants are recorded at fair value. Warrants received in connection with services and alliances are recorded as Revenues. Warrants received in connection with directorships are recorded as Other income (expense). Warrants in public companies and those that can be net share settled in private companies are deemed derivative financial instruments and are recorded on the Consolidated Balance Sheet at fair value. Changes in fair value of these warrants are recognized in the Consolidated Income Statement and included in Gain on investments, net.

          Management conducts a quarterly impairment review of each investment in the portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other than temporary impairments for investments are recognized if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.

Foreign Exchange Instruments

          In the normal course of business, Accenture uses derivative financial instruments to manage foreign currency exchange rate risk. These instruments are subject to fluctuations in foreign exchange rates and credit risk. The instruments are used to hedge underlying business exposures such that the impact of foreign exchange rate fluctuations is offset by opposite movements in the underlying exposure. Credit risk is managed through careful selection of sound financial institutions as counterparties.

          In its hedging programs, Accenture uses a combination of forward and option contracts to hedge its major foreign currency exchange rate exposures. These instruments are generally short term in nature, with maturities of less than one year.

          In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, all derivatives are recognized as either assets or liabilities at fair value. Hedges of committed exposure are marked-to-market each period with the changes in value included in Net Income. Hedges of anticipated exposures are marked-to-market each period. The changes in value are included in other comprehensive income for those hedges that are considered effective according to SFAS 133; otherwise, the changes in value are included in Net Income.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

Property and Equipment

          Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following useful lives:

Buildings	20 to 25 years
Leasehold improvements	Term of lease, 15 years maximum
Computers, related equipment and software	3 to 5 years
Furniture and fixtures	7 to 10 years

Long-Lived Assets

          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

Earnings Per Share

          In respect of periods ended on or prior to May 31, 2001, Accenture operated as a series of related partnerships and corporations under the control of the partners. There is no single capital structure upon which to calculate historical earnings per share information. Accordingly, historical earnings per share information has only been presented in Note 20, “Quarterly Data” for periods following Accenture’s transition to a corporate structure, and has not been presented in the Consolidated financial statements.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Accenture may undertake in the future, actual results may be different from the estimates.

Reclassifications

          Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation.

2.    ACCOUNTING CHANGE

          Effective September 1, 2000, Accenture adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the Consolidated Balance Sheet at fair value. If the derivative is

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in Net Income. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) and are recognized in the Consolidated Income Statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the Consolidated Income Statement. The adoption of SFAS 133 resulted in an increase to Net Income of $187,974 based upon the recognition of the fair value at September 1, 2000, of Accenture’s warrants and options in public companies and those that can be net share settled in private companies. For the year ended August 31, 2001, Gain on investments, net includes $191,892 of unrealized investment losses recognized in accordance with SFAS 133.

3.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

          The components of Accumulated other comprehensive income (loss) at August 31, are:

	2000	2001
Foreign currency translation adjustments	$ (75,101)	$ (99,943)

Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	1,004,176	(159,394)
Less: reclassification adjustments	(595,178)	(541,463)

Net unrealized gains (losses)	408,998	(700,857)
Unrealized gains on securities, beginning of year	283,168	692,166

Net unrealized gains (losses)	692,166	(8,691)

Accumulated other comprehensive income (loss)	$ 617,065	$(108,634)

          Investments were held in the U.S. or special purpose entities during 2000 and 2001. In respect of periods ended on or prior to May 31, 2001, the investments were primarily held by partnerships or other non-tax paying entities; therefore, no income taxes would apply to those gains. Subsequent to May 31, 2001, the investments were held by special purpose entities which were not subject to income tax on investment gains and, similarly, losses generated in these entities are not deductible.

4.    PROPERTY AND EQUIPMENT

          Property and equipment, net at August 31, is composed of the following:

	2000	2001
Buildings and land	$ 72,953	$ 75,371
Leashold improvements	286,177	332,126
Computers, related equipment and software	782,107	837,878
Furniture and fixtures	252,905	272,512
Total accumulated depreciation	(688,634)	(695,569)

	$705,508	$822,318

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

5.    INVESTMENTS

          Investments which are intended to be sold in the following twelve months are classified in current assets as Short-term investments. All other investments are classified as long-term investments. Investments held at August 31, are as follows:

	2000	2001
Marketable equity securities: short-term	$395,620	$ —
Marketable equity securities: long-term	358,688	85,516
Non-marketable and other	150,977	238,623

Total	$905,285	$324,139

Marketable Equity Securities

          Marketable equity securities include common stock, warrants and options, all of which are classified as available-for-sale. The unrealized gains and losses on these investments included in Accumulated other comprehensive income (loss) at August 31, is as follows:

	2000	2001
Fair value	$754,308	$85,516
Cost	62,142	94,207
Gross unrealized gains	697,228	633
Gross unrealized losses	(5,062)	(9,324)

Equity Method Investments

          Accenture has investments in various entities that are accounted for under the equity method. Under the equity method, investments are stated at initial cost and are adjusted for subsequent contributions and Accenture’s share of earnings, losses and distributions. The underlying equity in net assets of these investments exceeded Accenture’s carrying value by approximately $49,528 and $154,455, at August 31, 2000 and 2001, respectively. The negative goodwill is being amortized over three years on a straight-line basis. Amortization of negative goodwill of $0, $1,376 and $31,545 was reflected as a component of Equity in losses of affiliates in the accompanying Consolidated Income Statements for the years ended August 31, 1999, 2000 and 2001, respectively.

Other Than Temporary Writedowns

          For the years ended August 31, 1999, 2000 and 2001, Accenture recorded other than temporary impairment writedowns of $2,929, $0, and $94,489, respectively. Of the $94,489 recorded in 2001, $18,998 was reclassified from Other comprehensive income to Gain on investments, net and $75,491 was directly expensed to Gain on investments, net.

6.    BORROWINGS AND INDEBTEDNESS

Lines of Credit

          At August 31, 2001, Accenture has a $450,000 unsecured multicurrency revolving credit facility with a syndicate of banks led by Morgan Guaranty Trust Company of New York under which it may

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

borrow from the participants ratably in proportion to their respective commitments. The facility also provides a $100,000 sublimit for the issuance of letters of credit. The facility, which is available through August 31, 2003, provides for committed borrowings at the prime rate or at LIBOR plus a borrowing margin and also offers a competitive bid option. Borrowings under this facility were $66,980 and $0 at August 31, 2000 and 2001, respectively. Letters of credit outstanding at August 31, 2000 and 2001 were $38,000 and $19,247, respectively. The facility is subject to annual commitment fees. The commitment fees paid for the year ended August 31, 2001 were $456.

          On June 22, 2001, Accenture entered into a $420,000 unsecured 364-day revolving credit facility with a syndicate of banks led by Bank of America, N.A. The terms of the Bank of America facility are substantially similar to the terms of the Morgan Guaranty facility. Borrowings under this facility were $0 at August 31, 2001. The facility is subject to annual commitment fees. The commitment fees paid for the year ended August 31, 2001 were $0.

          At August 31, 2001, Accenture also has in place unsecured multicurrency credit agreements and local lines of credit of $369,023 and $258,846, respectively, in the form of committed and non-committed facilities at interest rates that vary from country to country depending on local market conditions. Borrowings under these facilities were $97,785 and $187,533 at August 31, 2000 and 2001, respectively. Certain of the agreements are subject to annual commitment fees.

          The most restrictive of these credit agreements requires Accenture to maintain certain financial ratios and meet certain indebtedness tests. All these requirements were met throughout the three years ended August 31, 2001.

          The weighted average interest rate on borrowings under the multicurrency credit agreements and lines of credit, based on the average annual balances, was approximately 12% in 1999, 7% in 2000 and 8% in 2001.

Long-Term Debt

          Long-term debt at August 31, consisted of the following:

	2000	2001
Joint Debt—
—Unsecured notes payable due upon maturity at various dates through 2002 with interest due semiannually at fixed rates ranging from 7.52% to 8.49%	$ 75,000	$ —
—Collateral trust note payable in fixed annual installments through 2011 with interest due semiannually at 9.26%	34,342	—
Collateral trust note payable in varying annual installments through 2007 with interest due annually at 8.12%, secured by real property	18,060	—
Other	1,384	1,887

	128,786	1,887
Less—Current portion	29,921	797

Total Long-term debt	$ 98,865	$1,090

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

7.    FINANCIAL INSTRUMENTS

          At August 31, 2000 and 2001, the carrying amount of Cash and cash equivalents and Short-term bank borrowings approximates their fair value because of their short maturities. For all other financial instruments, the following methods and assumptions were used to approximate fair value. At August 31, 2001, Accenture has not designated any of its derivatives as hedges as defined by SFAS 133.

Investments

          Quoted market prices are used to determine the fair value for the common equity and debt securities that were issued by publicly traded entities. Those debt and equity securities issued by non-public entities were valued by reference to the most recent round of financing as an approximation of the market value. The fair value and cost of the warrants and options were approximated using the Black-Scholes valuation model after considering restrictions on exercisability or sale.

	2000		2001
Type of Investment	Cost	Fair Value	Cost	Fair Value
Debt and equity securities (cost method)
—Issued by public entities, short-term	$ 600	$395,620	$ —	$ —
—Issued by public entities, long-term	31,442	159,205	41,787	33,096
—Issued by non-public entities	134,094	174,573	271,532	298,523

Warrants
—Issued by public entities, long-term	30,100	199,483	52,420	52,420
—Issued by non-public entities	30,946	27,161	1,081	1,081

Long-Term Debt

          The fair value of Long-term debt, including current maturities, was estimated to be $132,362 and $1,887 at August 31, 2000 and 2001, respectively, based on the borrowing rates currently available to Accenture for loans with similar terms and average maturities.

Foreign Exchange Instruments

          Market quoted exchange rates are used to determine the fair value of the instruments. The notional values and fair values of derivative foreign exchange instruments at August 31, are as follows:

	2000		2001
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency forward exchange contracts—
To sell	$100,768	$ 3,300	$ 87,563	$1,542
To buy	107,361	(2,814)	127,067	(513)
Option contracts
Put options	$ 84,732	$12,269	$ —	$ —
Call options	26,264	—	—	—

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

8.    INCOME TAXES

          Prior to its transition to a corporate structure, Accenture operated through partnerships in many countries and generally was not subject to income taxes in those countries. Taxes related to income earned by the partnerships were the responsibility of the individual partners. In some non-U.S. countries, Accenture operated through corporations and was subject to local income taxes. In addition, Accenture was subject to local unincorporated business taxes in some jurisdictions. Effective with the transition to a corporate structure on May 31, 2001, Accenture became subject to U.S. federal and other national, state and local corporate income taxes.

          The components of the provision for income taxes reflected on the Consolidated Income Statement for the year ended August 31, 2001 include the following:

Current taxes:
U.S. federal	$382,690
U.S. state and local	66,080
Non-U.S.	330,590

Total current tax expense	779,360

Deferred taxes:
U.S. federal	(85,520)
U.S. state and local	(19,612)
Non-U.S.	(171,612)

Total deferred tax expense	(276,744)

Total	$502,616

          A reconciliation of the U.S. federal statutory income tax rate to Accenture’s effective income tax rate for the year ended August 31, 2001 is set forth below:

U.S federal statutory income tax rate	35.0%
U.S. state and local taxes, net	1.0
Other	3.0
Rate benefit for partnership period	(49.0)
Revaluation of deferred tax liabilities(1)	13.6
Costs of transition to a corporate structure	59.6

Effective income tax rate	63.2%

(1)	The revaluation of deferred tax liabilities upon change in tax status is a deferred tax expense recognized upon Accenture’s change in tax status from partnership to corporate form.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

          Significant components of Accenture’s deferred tax assets and liabilities at August 31, 2001 are as follows:

Deferred tax assets:
Pensions	$122,376
Revenue recognition	78,336
Compensation and benefits	190,799
Investments	54,473
Tax credit carryforwards	16,632
Net operating loss carryforwards	15,935
Depreciation and amortization	70,028
Other	37,410

585,989
Valuation allowance(1)	(76,187)

Total deferred tax assets	509,802

Deferred tax liabilities:
Pensions	(21,822)
Revenue recognition	(55,787)
Compensation and benefits	(17,482)
Investments	(30,717)
Depreciation and amortization	(56,961)
Other	(27,386)

Total deferred tax liabilities	(210,155)

Net deferred tax assets	$299,647

(1)
Accenture has recognized a valuation allowance of $76,187 relating to the ability to recognize the tax benefits associated with capital losses on certain U.S. investments and with specific tax net operating loss carryforwards and tax credit carryforwards of certain non-U.S. operations.

          Accenture has net operating loss carryforwards at August 31, 2001 of $48,938. Of this amount, $42,209 expires at various dates through 2011 and $6,729 has an indefinite carryforward period. Accenture has tax credit carryforwards at August 31, 2001 of $16,632 that expire at various dates through 2016.

          If Accenture or one of its non-U.S. subsidiaries were classified as a foreign personal holding company, Accenture’s U.S. shareholders would be required to include in income, as a dividend, their pro rata share of Accenture’s (or Accenture’s relevant non-U.S. subsidiary’s) undistributed foreign personal holding company income.

          Because of the application of complex U.S. tax rules regarding attribution of ownership, Accenture meets the definition of a foreign personal holding company this year. However, there is no foreign personal holding company income that its U.S. shareholders are required to include in income this year. In the event that Accenture has net foreign personal holding company income, Accenture may distribute a dividend to shareholders to avoid having taxable income imputed under these rules. Under certain

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

circumstances, such a distribution could create additional income tax costs to Accenture. Since Accenture does not have any foreign personal holding company income this year, no such taxes have been provided.

9.    PARTNERS’ CAPITAL

          Partners’ capital represented the capital of partners who were the owners of Accenture Member Firms. Paid-in-capital was repayable within 60 days following a partner’s resignation, retirement or death. Interest was paid to the partners on their paid-in capital accounts and recorded as a distribution of partners’ income. Undistributed earnings, contained within Partners’ Capital, represented Partnership Income Before Distributions which had not been paid to the partners. Partners were not paid interest on Undistributed earnings. The average balance of the Undistributed earnings and Paid-in-capital during the years ended August 31, 1999 and 2000 was $1,687,197 and $1,853,190, respectively.

          Upon retirement, all qualifying Accenture partners or their qualifying surviving spouses were entitled to receive basic retirement benefits for life. This plan was eliminated for active partners after May 15, 2001 in connection with the transition to a corporate structure. All qualifying participants prior to May 15, 2001 will receive basic retirement benefits for life. The amount of annual benefit payments is periodically adjusted for cost-of-living adjustments at the beginning of each calendar year. Basic retirement benefits of $1,268 in 1999, $1,759 in 2000 and $2,268 in 2001 were paid to retired partners. The projected benefit obligation (“PBO”) and the accrued benefit cost of the basic retirement benefits at August 31, 2001 is $63,537 as the plan is not funded. The accumulated benefit obligation at August 31, 2001 was $59,588. The PBO was estimated based on a discount rate of 8% and an assumed rate of increase in future benefits of 1.9%.

          In respect of periods ended on or prior to May 15, 2001, early retirement benefits were paid to certain Accenture partners who retired between the ages of 56 and 62. Partners retiring after age 56 and prior to age 62 received early retirement benefits based on two years’ earnings on a straight-line declining basis that resulted in no payout to partners retiring at age 62. Retired partners could elect to receive early retirement benefits in the form of a lump-sum payment or ten-year installment payments. This plan was eliminated for active partners after May 15, 2001, in connection with the transition to a corporate structure.

          Early retirement benefits of $12,483 in 1999, $28,967 in 2000 and $37,685 in 2001 were paid to retired partners. The amount due for early retirement benefits is $283,097 at August 31, 2001, which is being paid out over the period through 2010.

          Both the basic and early retirement benefit liabilities were recorded as reductions of partners’ capital as of May 31, 2001, as payments related to these obligations were previously recorded as distributions of partners’ income.

          In connection with the transition to a corporate structure, Accenture returned partners’ paid-in-capital of $549,811. In addition, undistributed earnings as of May 31, 2001 are expected to be paid to the partners in one or more installments on or prior to December 31, 2001. At August 31, 2001, $818,888 of undistributed earnings was included in Due to related parties on the Consolidated Balance Sheet.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

          Effective September 1, 2000, 1,286 employees were admitted as partners of Accenture, which approximately doubled the number of partners. This increased number of partner admissions was designed to incentivize Accenture’s professionals at an earlier stage in their careers. As a result, the Consolidated financial statements for the year ended August 31, 2001 reflect compensation expense for these 1,286 additional partners only for the three month period from June 1, 2001 to August 31, 2001, as compared to twelve months of compensation expense for these individuals for the years ended August 31, 1999 and 2000.

10.    SHAREHOLDERS’ EQUITY

Class A Common Shares

          Holders of Accenture Ltd’s Class A common shares are entitled to one vote per share. Shareholders of Accenture Ltd do not have cumulative voting rights. Each Class A common share is entitled to a pro rata part of any dividend at the times and in the amounts, if any, which Accenture Ltd’s board of directors from time to time determines to declare, subject to any preferred dividend rights attaching to any preferred shares. Finally, each Class A common share is entitled on a winding-up of Accenture Ltd to be paid a pro rata part of the value of the assets of Accenture Ltd remaining after payment of its liabilities, subject to any preferred rights on liquidation attaching to any preferred shares.

          On July 24, 2001, Accenture Ltd issued 115 million Class A common shares in an initial public offering. Accenture’s proceeds from the initial public offering, net of underwriting discounts of $78,200 and other estimated expenses of $19,667, were $1,569,633. On August 14, 2001, an additional 16.05 million Class A common shares were issued in connection with the exercise of the underwriters’ over allotment option, resulting in net proceeds of $221,811. Of these net proceeds, $355,000 were used to repay amounts outstanding under revolving credit facilities, a portion was used to cover the costs incurred in connection with the transition to a corporate structure, and the balance was used for working capital, which was previously funded by the partners, and for general corporate purposes.

          In August 2001, Accenture’s board of directors authorized the repurchase of up to $150,000 of the Class A common shares of Accenture Ltd.

Class X Common Shares

          Holders of Accenture Ltd’s Class X common shares are entitled to one vote per share. Class X common shares are not entitled to dividends and are not entitled to be paid any amount upon winding up of Accenture Ltd. Most of Accenture’s partners receiving Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares in connection with the transition to a corporate structure received a corresponding number of Accenture Ltd Class X common shares. Accenture Ltd may, at its option, redeem any Class X common share for a redemption price equal to the par value of the Class X common share. Accenture Ltd may not, however, redeem any Class X common share of a holder if such redemption would reduce the number of Class X common shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares held by that holder, as the case may be. Accenture Ltd will redeem Accenture Ltd Class X common shares upon redemption or exchange of Accenture SCA Class I common shares and

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares outstanding.

Voting Agreement

Persons and Shares Covered

          Accenture Ltd and each of the Accenture partners who own Accenture Ltd Class A or Class X common shares have entered into a voting agreement and each other person who becomes a partner will be required to enter into the voting agreement. The parties to the voting agreement, other than Accenture Ltd, are referred to as “covered persons.”

          The Accenture Ltd shares covered by the voting agreement generally include (1) any Accenture Ltd Class X common shares that are held by a partner, (2) any Accenture Ltd Class A common shares beneficially owned by a partner at the time in question and also as of or prior to the offering and (3) any Accenture Ltd Class A common shares if they are received from Accenture while an employee, a partner or in connection with becoming a partner or otherwise acquired if the acquisition is required by Accenture. The shares covered by the voting agreement are referred to as “covered shares.” Accenture Ltd Class A common shares purchased by a covered person in the open market or, subject to certain limitations, in a subsequent underwritten public offering, will not generally be subject to the voting agreement. When a covered person ceases to be an employee of Accenture, the shares held by that covered person will no longer be subject to the voting provisions of the voting agreement described below.

Transfer Restrictions

          By entering into the voting agreement, each covered person has agreed, among other things, to:

•	except as described below, maintain beneficial ownership of his or her covered shares received on or prior to the date of the offering for a period of eight years thereafter; and

•	maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to the date of the offering as long as he or she is an employee of Accenture.

          Covered persons who continue to be employees of Accenture will be permitted to transfer a percentage of the covered shares owned by them on each anniversary of the offering commencing on the first anniversary of Accenture Ltd’s initial public offering and in increasing amounts over the subsequent seven years. Class X common shares of Accenture Ltd may not be transferred at any time, except upon the death of a holder of Class X common shares or with the consent of Accenture Ltd. Accenture Canada Holdings Inc. exchangeable shares held by covered persons are also subject to the transfer restrictions in the voting agreement.

Voting

          Under the voting agreement, prior to any vote of the shareholders of Accenture Ltd, a separate, preliminary vote of the covered shares owned by covered persons who are employees of Accenture will be

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

taken on each matter upon which a vote of the shareholders is proposed to be taken. Subsequently, all of these covered shares will be voted in the vote of the shareholders of Accenture Ltd in accordance with the majority of the votes cast in the preliminary vote.

          Notwithstanding the foregoing, in elections of directors, all covered shares owned by covered persons who are employees of Accenture will be voted in favor of the election of those persons receiving the highest numbers of votes cast in the preliminary vote. In the case of a vote for an amendment to Accenture Ltd’s constituent documents, or with respect to an amalgamation, liquidation, dissolution, sale of all or substantially all of its property and assets or any similar transaction with respect to Accenture Ltd, all covered shares owned by covered persons who are employees will be voted against the proposal unless at least 66 2/3% of the votes in the preliminary vote are cast in favor of that proposal, in which case all of these covered shares will be voted in favor of the proposal.

          So long as the covered shares owned by covered persons that are employees of Accenture represent a majority of the outstanding voting power of Accenture Ltd, partners from any one country will not have more than 50% of the voting power in any preliminary vote under the voting agreement.

Term and Amendment

          The voting agreement will continue in effect until the earlier of 50 years from the date of the voting agreement and the time it is terminated by the vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. The transfer restrictions will not terminate upon the expiration or termination of the voting agreement unless they have been previously waived or terminated under the terms of the voting agreement. The voting agreement may generally be amended at any time by the affirmative vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. Amendment of the transfer restrictions also requires the consent of Accenture Ltd.

Waivers and Adjustments

          The transfer restrictions and the other provisions of the voting agreement may be waived at any time by the partners’ representatives in specified circumstances. Subject to the foregoing, the provisions of the voting agreement may generally be waived by the affirmative vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. A general waiver of the transfer restrictions also requires the consent of Accenture Ltd.

11.    MINORITY INTEREST

Accenture SCA Class I Common Shares

          Partners in Australia, Denmark, France, Italy, Norway, Spain, Sweden and the United States received Accenture SCA Class I common shares. Each Class I common share of Accenture SCA entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture SCA. Subject to contractual transfer restrictions, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at a redemption price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the redemption. Accenture SCA

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. This one-for-one redemption price and exchange ratio will be adjusted if Accenture Ltd holds more than a de minimis amount of assets (other than its interest in Accenture SCA and assets it holds only transiently prior to contributing them to Accenture SCA) or incurs more than a de minimis amount of liabilities (other than liabilities for which Accenture SCA has a corresponding liability to Accenture Ltd). Accenture Ltd does not intend to hold any material assets other than its interest in Accenture SCA or to incur any material liabilities such that this one-for-one exchange ratio would require an adjustment.

Accenture SCA Transfer Rights Agreement

Persons and Shares Covered

          Accenture SCA and each of the partners who own shares of Accenture SCA have entered into a transfer rights agreement. The parties to the transfer rights agreement, other than Accenture SCA, are referred to as “covered persons.”

          The Accenture SCA shares covered by the transfer rights agreement generally include all Class I common shares of Accenture SCA owned by a covered person. The shares covered by the transfer rights agreement are referred to as “covered shares.”

Transfer Restrictions

          The articles of association of Accenture SCA provide that shares of Accenture SCA (other than those held by Accenture Ltd) may be transferred only with the consent of the Accenture SCA supervisory board or its delegate, the Accenture SCA partners committee. In addition, by entering into the transfer rights agreement, each party (other than Accenture Ltd) agrees, among other things, to:

•	except as described below, maintain beneficial ownership of his or her covered shares received on or prior to the date of the offering for a period of eight years thereafter; and

•	maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to the date of the offering as long as he or she is an employee of Accenture.

          Covered persons who continue to be employees of Accenture will be permitted to transfer a percentage of the covered shares owned by them on each anniversary of the offering commencing on the first anniversary of Accenture Ltd’s initial public offering and in increasing amounts over the subsequent seven years.

          In addition, at any time after the third anniversary of the date of the consummation of the transition to a corporate structure, covered persons holding Accenture SCA Class I common shares may, without restriction, require Accenture SCA to redeem any Accenture SCA Class I common share held by such holder for a redemption price per share generally equal to the lower of the market price of an Accenture Ltd Class A common share and $1. Accenture SCA may, at its option, pay this redemption price in cash or by delivering Accenture Ltd Class A common shares.

          All transfer restrictions applicable to a covered person under the transfer rights agreement terminate upon death.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

Term and Amendment

          The transfer rights agreement will continue in effect until the earlier of 50 years from the date of the transfer rights agreement and the time it is terminated by the vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. The transfer restrictions will not terminate upon the expiration or termination of the transfer rights agreement unless they have been previously waived or terminated under the terms of the transfer rights agreement. The transfer rights agreement may generally be amended at any time by the affirmative vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. Amendment of the transfer restrictions also requires the consent of Accenture SCA.

Waivers and Adjustments

          The transfer restrictions and other provisions of the transfer rights agreement may be waived at any time by the Accenture SCA partners committee in specified circumstances. Subject to the foregoing, the provisions of the transfer rights agreement may generally be waived by the affirmative vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. A general waiver of the transfer restrictions also requires the consent of Accenture SCA.

Accenture Canada Holdings Inc. Exchangeable Shares

          Partners resident in Canada and New Zealand received Accenture Canada Holdings Inc. exchangeable shares and Accenture Ltd Class X common shares. Holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture Ltd Class A common shares on a one-for-one basis. Accenture Canada Holdings Inc. may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture Ltd Class A common share entitles its holder.

Minority Interest Income/Expense

          Upon completion of the transition to a corporate structure in May 2001, the minority ownership percentage in Accenture SCA and Accenture Canada Holdings Inc. aggregated 74%. This minority interest percentage declined to 59% by August 31, 2001 due to shares issued in connection with the initial public offering and restricted share units granted and vested prior to August 31, 2001. The calculation of the minority interest percentage at August 31, 2001 reflects the assumed issuance to Accenture Ltd of the 68,481,815 Accenture SCA Class I common shares that will be issued in connection with the delivery of the 68,481,815 Accenture Ltd Class A common shares underlying 68,481,815 restricted share units which generally are considered fully vested and will be issued for no consideration solely upon the passage of time.

          Minority interest income of $577,188 reflected in the Consolidated Income Statement for the year ended August 31, 2001 represents the pro rata ownership interest of the minority shareholders in the $946,970 of loss before minority interest of Accenture SCA for the three months ended August 31, 2001.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

12.    EMPLOYEE SHARE PLANS

Share Incentive Plan

          The Accenture Ltd 2001 Share Incentive Plan (the “share incentive plan”) permits the grant of nonqualified share options, incentive stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards to employees, directors, third-party consultants, former United States employees or former partners of, or other persons who perform services for, Accenture Ltd and its affiliates. A maximum of 375 million Class A common shares may be subject to awards under the share incentive plan. Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the share incentive plan. The share incentive plan is administered by a committee of the board of directors of Accenture Ltd, which may delegate its duties and powers in whole or in part as it determines.

Options

          Accenture shall determine the exercise price for each option, provided, however, that an incentive share option must generally have an exercise price that is at least equal to the fair market value of the Class A common shares on the date the option is granted.

          Options currently outstanding under the share incentive plan have a maximum term of ten years. Options vest under varying schedules. At August 31, 2001, 241,798,292 shares were available for future grants under the share incentive plan. The following tables summarize information about share options activity during the year.

          Stock option activity for fiscal 2001 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	—	$ —
Granted	96,360,395	14.54
Exercised	—	—
Forfeited	539,964	14.51
Expired	—	—

Outstanding, end of year	95,820,431	$14.54

          The following table summarizes information about stock options outstanding at August 31, 2001:

Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50	90,267,779	9.9
15.15	5,442,744	9.9
15.50	109,908	9.9

	95,820,431	9.9

Options exercisable, end of year	—
Options available for grant, end of year	241,798,292
Weighted average fair value of options granted	$ 7.74

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

Pro Forma Fair Value Disclosures

          Accenture elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for its employee share options rather than, as discussed below, the alternative fair value accounting provided for under SFAS 123, “Accounting for Stock-Based Compensation”. Under APB 25, because the exercise price of Accenture’s employee share options equals the market price of the underlying shares on the date of grant, no compensation expense is recognized in Accenture’s financial statements.

          Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if Accenture had accounted for its employee share options under the fair value method of that statement. The fair value of options granted in 2001 reported below was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001
Stock Option Plans	Partners	Non-partners
Expected life (in years)	6	5
Risk-free interest rate	4.93%	4.73%
Volatility	50%	50%
Dividend yield	0%	0%

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following pro forma information reflects the amortized expense from the date of grant:

2001
Net income	$1,057,403
Pro forma expenses—estimated fair value of options	5,201

Pro forma net income	$1,052,202

Restricted Share Units and Other Share-Based Awards

          Under the share incentive plan, the committee may grant awards of restricted share units, Class A common shares, restricted shares and awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, Class A common shares. The restricted share units and other share-based awards will be subject to the terms and conditions established by the committee.

          Under the share incentive plan, participants may be granted restricted share units without cost to the participant. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the participant to receive a Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan vest at various times, generally ranging from immediate vesting to vesting over a five year period. In fiscal 2001, 68,481,815 restricted share units were granted to participants with a weighted average fair value of $1,025,563, while, $967,110 was charged to expense which was net of $26,270 related to cancelled liabilities on the deferred bonus plan for employees.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

Employee Share Purchase Plan

          The Accenture Ltd 2001 Employee Share Purchase Plan is a nonqualified plan and allows eligible employee participants to purchase Class A common shares at a discount through payroll deductions or contributions. Eligible employees may elect to contribute 1% to 10% of their compensation each offering period to purchase Class A common shares under the plan, but are not permitted to purchase, during any calendar year, Class A common shares with an aggregate fair market value in excess of $25. The purchase price will be set by the committee, but cannot be less than 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. A maximum of 75 million Class A common shares may be issued under the plan. As of August 31, 2001, there were no offerings and 75 million shares were reserved for future issuance.

13.    PROFIT SHARING AND RETIREMENT PLANS

          In the United States, Accenture maintains and administers a trusteed profit sharing plan that includes 19,800 active Accenture employees. The annual profit sharing contribution is determined by management. The contribution to the profit sharing plan was $79,708 in 1999, $87,189 in 2000 and $97,439 in 2001, which approximated 6% of plan members’ compensation.

          In the United States, and certain other countries, Accenture also maintains and administers noncontributory retirement and postretirement medical plans for active, retired and resigned Accenture employees. Benefits under the noncontributory employee retirement plans are based on years of service and compensation during the years immediately preceding retirement. Plan assets of the noncontributory employee retirement plans consist of investments in equities, fixed income securities and cash equivalents. Annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements.

          In addition, certain postemployment benefits are provided to former or inactive employees after employment but before retirement, including severance benefits, disability-related benefits (including worker’s compensation) and continuation of benefits such as healthcare benefits and life insurance coverage. These costs are substantially provided for on an accrual basis.

          The following schedules provide information concerning the material defined benefit pension and postretirement benefit plans.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

	Pension Benefits		Other Benefits
	2000	2001	2000	2001
Changes in projected benefit obligation
Projected benefit obligation, beginning of year	$314,425	$308,599	$28,392	$30,463
Service cost	49,626	39,825	3,205	4,136
Interest cost	21,232	21,465	2,123	2,426
Amendments	—	1,558	—	—
Participants contributions	260	223	—	—
Actuarial (gain)/loss	(64,802)	33,082	(3,151)	14,895
Benefits paid	(6,432)	(9,867)	(106)	(158)
Exchange rate (gain)	(5,710)	(7,290)	—	—

Projected benefit obligation, end of year	$308,599	$387,595	$30,463	$51,762

Changes in plan assets
Fair value of plan assets, beginning of year	$278,172	$310,066	$12,552	$15,126
Expected return on plan assets	27,038	23,964	1,033	1,147
Actuarial (loss)	(1,982)	(53,617)	(488)	(265)
Employer contributions	16,072	108,349	2,135	4,305
Participants contributions	260	223	—	—
Benefits paid	(6,432)	(9,867)	(106)	(158)
Exchange rate (loss)	(3,062)	(5,139)	—	—

Fair value of plan assets, end of year	$310,066	$373,979	$15,126	$20,155

Reconciliation of funded status
Funded status	$ 1,467	$ (13,616)	$(15,337)	$(31,607)
Unrecognized transitional obligation	2,553	1,717	1,083	997
Unrecognized loss/(gain)	(70,290)	22,788	2,166	17,324
Unrecognized prior service cost	12,154	11,419	—	—

(Accrued) benefit cost as of 6/30	(54,116)	22,308	(12,088)	(13,286)
Contribution between 6/30 – 8/31	—	—	3,308	2,261
Adjustment	685	—	—	—

Prepaid (accrued) benefit cost as of 8/31	$ (53,431)	$ 22,308	$ (8,780)	$(11,025)

Amounts recognized in the Combined and Consolidated Balance Sheets consist of:
Prepaid benefit cost	$ 560	$ 60,023	$ —	$ —
Accrued benefit liability	(53,991)	(37,715)	(8,780)	(11,025)

Net amount recognized at year-end	$ (53,431)	$ 22,308	$ (8,780)	$(11,025)

Components of pension expense
Service cost	$ 49,626	$ 39,825	$ 3,205	$ 4,136
Interest cost	21,232	21,465	2,123	2,426
Expected return on plan assets	(27,038)	(23,964)	(1,033)	(1,147)
Amortization of transitional obligation	667	601	87	87
Amortization of loss	(326)	(5,230)	142	—
Amortization of prior service cost	2,293	2,293	—	—

Total	$ 46,454	$ 34,990	$ 4,524	$ 5,502

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)
	Pension Benefits		Other Benefits
	2000	2001	2000	2001
Weighted-average assumptions
Discount rate	7.07%	6.83%	8.00%	7.50%
Expected return on plan assets	7.78%	7.99%	8.0%/6.0%	8.0%/6.0%
Rate of increase in future compensation	7.37%	7.62%	N/A	N/A

          The projected benefit obligations and fair value of plan assets for defined benefit pension plans with projected benefit obligations in excess of plan assets were $308,599 and $310,066, respectively, as of August 31, 2000 and $387,595 and $373,979, respectively, as of August 31, 2001. The accumulated benefit obligations and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $38,300 and $19,800, respectively, as of August 31, 2000 and $41,000 and $17,300, respectively, as of August 31, 2001.

Assumed Health Care Cost Trend

          Annual rate increases in the per capita cost of health care benefits of 10.0% (under 65) and 11.5% (over 65) were assumed for the plan year ending June 30, 2002. The trend rate assumptions are changed beginning for the plan year ending June 30, 2002. The rate is assumed to decrease on a straight-line basis to 5.0% for the plan year ending June 30, 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend would have the following effects:

	One Percentage Point Increase
	2000	2001
Effect on total of service and interest cost components	$ 875	$1,445
Effect on year-end postretirement benefit obligation	5,600	7,336

	One Percentage Point Decrease
	2000	2001
Effect on total of service and interest cost components	$ (796)	$(1,256)
Effect on year-end postretirement benefit obligation	(4,500)	(6,367)

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

Deferred Bonus Plan

          On September 1, 2000, Accenture implemented a deferred bonus plan for employees based on tenure and performance. The plan provided for a loyalty award, which vested immediately, and a performance award, which vested over a period of three years. In connection with the grant of restricted share units, Accenture terminated the deferred bonus plan for employees on July 19, 2001. At August 31, 2001, the liability for the liquidated investments was $73,218, which will be paid out in the first quarter of fiscal 2002 in partial settlement of vested benefits. For the remaining vested, and unvested benefits, 7,968,826 restricted share units were granted to employees on July 19, 2001.
14.    LEASE COMMITMENTS

          Accenture has various lease agreements, principally for office space, with various renewal options. Rental expense (net of sublease income from third parties of $2,154 in 1999, $3,273 in 2000 and $12,911 in 2001) including operating costs and taxes, was $196,577 in 1999, $217,675 in 2000 and $207,757 in 2001. Future minimum rental commitments under non-cancelable operating leases as of August 31, 2001, are as follows:

2002	$ 216,732
2003	186,537
2004	163,499
2005	132,614
2006	111,151
Thereafter	420,704

$1,231,237

15.    REORGANIZATION AND REBRANDING

          Reorganization and rebranding costs include one-time costs, beginning September 2000, to rename the organization Accenture and other costs related to the transition to a corporate structure. Reorganization and rebranding costs were $848,615 for the year ended August 31, 2001 and included $157,000 of amortization of intangible assets acquired in connection with the Memorandum of Understanding with AW-SC and AA, as described in Note 16. The intangible assets related to the forbearance by AW-SC and Arthur Andersen to use, and the limited use by Accenture of, the Andersen Consulting name or variations of that name and related domain names. The intangible assets were amortized over periods ranging from three to six months.

16.    RELATED PARTIES

          In prior years, Accenture engaged in various transactions with AA/AW-SC, which was then a related party as described in Note 1. Below is a summary of those transactions.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

	1999	2000
Nature of Transaction
Rental expense	$36,353	$23,948
Andersen Worldwide costs allocated	24,163	18,975
Professional education and development costs	52,582	38,577
Professional services	31,880	34,710
Interest expense	12,955	3,950

          The Combined Income Statements Before Partner Distributions include expenses that were allocated to Accenture by AW-SC on a specific identification basis. In addition, AW-SC incurred certain costs on behalf of Accenture which were allocated to Accenture primarily based on square footage, partner units, net assets employed or number of training participants.

          Until August 7, 2000, AW-SC, as an agent for the Accenture and AA Member Firms, facilitated various MFIAs among the individual Accenture and AA Member Firms. Amounts due to AW-SC from Accenture Member Firms under these MFIAs were $279,776 in 1999 and $313,832 in 2000.

          On December 17, 1997, the Accenture Member Firms requested binding arbitration, pursuant to their respective MFIAs with AW-SC, of claims that the AA Member Firms and AW-SC, among other things, had breached or failed to perform material obligations owed to the Accenture Member Firms. The MFIAs provided that performance thereunder should continue if reasonably possible pending the resolution of the arbitration subject to the right to discharge payment obligations at issue in such an arbitration by placing amounts in escrow. On August 18, 1998, certain Accenture Member Firms placed into escrow $195,000, which represented the majority of the $232,548 payable under the member firm agreements to AA Member Firms for 1998. Accenture Member Firms placed the remaining $37,548 into escrow on December 22, 1998. On August 27, 1999, $50,000 was placed into escrow, representing a portion of the $279,776 payable under the member firm agreements to AA Member Firms for 1999. Accenture Member Firms placed the remaining $229,776 into escrow in December 1999. Under the terms of the escrow agreement these funds, including interest earned, could only be distributed out of escrow in accordance with the Final Award of the Tribunal in the aforementioned arbitration.

          By its Final Award dated July 28, 2000, and notified to the parties on August 7, 2000, the Tribunal appointed by the International Chamber of Commerce (“ICC”) ruled that AW-SC had breached its material obligations under the MFIAs in fundamental respects and the Accenture Member Firms were excused from any further obligations to AW-SC and AA Member Firms under the MFIAs as of August 7, 2000. The ruling further stated that the escrowed funds plus accrued interest should be paid to AA as directed by AW-SC and allocated the costs of the proceeding among the parties. The escrowed funds, along with net accumulated interest on investments, were transferred to AA by the escrow agent on various dates in September, 2000.

          On December 19, 2000, AW-SC, Arthur Andersen LLP and the other AA Member Firms, APSC, Accenture LLP and the other Accenture Member Firms, on their own behalves and on behalf of their respective partners, shareholders, other principals and affiliates, executed a binding Memorandum of Understanding (“MOU”) to implement the award of the arbitrator in the ICC arbitration described above and the separation of the Accenture Member Firms from AW-SC and AA.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

          The MOU provided for the release to AA of $512,324 previously placed in escrow, plus accumulated interest, and for payments to AA of $556,000, including the payment for 2000 of $313,832 referred to above, the purchase by APSC of intangible assets for $157,000 and a payment to AA of $85,000, including settlement of all interfirm payables. In addition, pursuant to the MOU, Accenture and AA entered into (1) a six-year services agreement under which AA will provide certain services to Accenture for payments to AA of $60,000 per year, (2) a five-year agreement under which AA will provide certain training facilities to Accenture for payments to AA of $60,000 per year, and (3) a five-year agreement under which Accenture will provide $22,500 per year of certain services at no cost to AA; each agreement was effective January 1, 2001.

          Accenture recorded all elements of the MOU at fair value, and recorded the excess of our contractual obligations over fair value as a reduction of undistributed earnings because the related transactions were entered into in connection with the separation of the Accenture member firms from AW-SC and AA.

          In addition, Accenture recorded an accrual of $190,962 equal to the excess of the contractual obligations under the service agreements referred to above over the fair value of the services to be provided thereunder and recorded a reduction of undistributed earnings of $268,781 for the accrual for the services contracts and other cash payments. Payments due under the five-year and six-year services agreements will be based upon rates established by AA that Accenture has determined will exceed the rates that they charge for similar services to unrelated parties (the fair value of those services). The excess of the present value of the amounts payable to AA over the fair value of those services has been recorded as a liability and a distribution to partners as of December 2000. Accenture is obligated to provide AA up to $22,500 per year of services valued at then current retail billing rates for five years. The present value of the fair value of these services determined by reference to the fees usually received for such services has been recorded as a liability and as a distribution to partners as of December 2000. These liabilities, which aggregated $190,962, are reported as distributions to partners because the liabilities were incurred in connection with Accenture’s separation from AA.

          At August 31, 2001, amounts due to/from AA/AW-SC and Accenture are no longer classified as related party balances. Amounts due to/due from related parties at August 31, 2001 are payable to/receivable from those individuals who were partners of Accenture prior to May 31, 2001.

17.    COMMITMENTS AND CONTINGENCIES

          At August 31, 2001, Accenture or its present personnel had been named as a defendant in various litigation matters involving present or former clients. All of these are civil in nature. Based on the present status of these litigation matters, the management of Accenture believes the liability will not ultimately have a material effect on the results of operations or the financial position and cash flows of Accenture.

18.    SEGMENT REPORTING

          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

          Accenture’s chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets. The reportable operating segments are the five global market units, which are Communications & High Tech, Financial Services, Government, Products and Resources.

Reportable Segments

Year ended August 31, 1999	Comm. & High Tech	Financial Services	Government	Products	Resources	Other (1)	Total
Revenues before reimbursements	$2,498,460	$2,736,416	$ 777,028	$1,664,317	$1,812,369	$ 61,266	$ 9,549,856
Depreciation (2)	59,745	67,459	18,285	31,651	39,892	—	217,032
Operating income	531,554	814,064	93,942	249,872	266,867	75,395	2,031,694

Assets at August 31 (3)	$ 368,414	$ 227,894	$ 141,795	$ 154,383	$ 169,884	$ 20,750	$ 1,083,120
Year ended August 31, 2000	Comm. & High Tech	Financial Services	Government	Products	Resources	Other (1)	Total
Revenues before reimbursements	$2,806,506	$2,541,900	$ 796,862	$1,890,686	$1,660,868	$ 55,263	$ 9,752,085
Depreciation (2)	65,425	62,633	19,005	43,805	46,210	—	237,078
Operating income	638,508	652,880	70,542	390,475	248,948	84,766	2,086,119

Assets at August 31 (3)	$ 492,220	$ 302,138	$ 123,933	$ 188,252	$ 178,750	$ 6,418	$ 1,291,711
Year ended August 31, 2001	Comm. & High Tech	Financial Services	Government	Products	Resources	Other (1)	Total
Revenues before reimbursements	$3,225,393	$2,896,567	$1,003,235	$2,272,127	$1,971,375	$ 75,023	$11,443,720
Depreciation (2)	76,901	65,897	21,053	45,316	47,905	—	257,072
Operating income (loss)	415,647	527,126	66,414	340,863	231,024	(885,318)	695,756

Assets at August 31 (3)	$ 500,762	$ 325,641	$ 161,584	$ 219,486	$ 258,146	$ 17,523	$ 1,483,142

(1)
Other includes Accenture’s consolidated affiliate companies and operations, which are not related to a global market unit. In addition, it includes the one-time cost of the restricted share units that were granted and vested as of August 31, 2001, as this amount was not charged to the global market units (see Note 12), and an interest credit of $79,496, $87,639 and $120,397 in 1999, 2000 and 2001, respectively, to offset interest expense charged directly to the operating segments in arriving at Operating income.

(2)	This amount includes depreciation on property and equipment controlled by each operating segment as well as an allocation for depreciation on property and equipment they do not directly control.
(3)
Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, Unbilled services, Deferred revenue and a portion of Other long-term assets that represent balances for clients with extended payment terms.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

Geographic Information

          Revenues for the years ended August 31, are indicated below. Revenues are attributed to geographic areas based on the country of assignment of the partners and employees performing the services.

	1999	2000	2001
Americas	$ 6,070,883	$ 6,259,859	$ 7,204,523
EMEAI (1)	4,244,441	4,391,095	5,203,225
Asia/Pacific	764,075	888,996	940,124

Total	$11,079,399	$11,539,950	$13,347,872

          At August 31, long-lived assets, which represent property and equipment, net were as follows:

	1999	2000	2001
Americas	$446,089	$500,133	$567,987
EMEAI (1)	169,053	158,184	199,296
Asia/Pacific	43,575	47,191	55,035

Total	$658,717	$705,508	$822,318

(1)	EMEAI includes Europe, the Middle East, Africa and India.

          The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies, except for the one-time cost of restricted share units and interest expense as described above.

19.    ACCENTURE SCA

          Because Accenture Ltd’s only business is to hold its equity interest in Accenture SCA and to act as the sole general partner of Accenture SCA, there are no material differences between the consolidated financial statements of Accenture Ltd and consolidated financial statements that would be prepared for Accenture SCA except (1) the minority interest included in Accenture SCA consolidated financial statements would be limited to the Accenture Canada Holdings Inc. exchangeable shares and (2) the shareholders’ equity section of an Accenture SCA consolidated balance sheet would reflect the Accenture SCA Class I common shares and the Accenture SCA Class II common shares, as shown below.

	For the year ended August 31, 2001
	Accenture Ltd, as reported	Adjustments	Accenture SCA
Revenues	$13,347,872	$ —	$13,347,872
Operating income	695,756	—	695,756
Income before taxes	794,857	—	794,857
Income before minority interest and accounting change	292,241	—	292,241
Minority interest	577,188	(569,248)	7,940
Income before accounting change	869,429	(569,248)	300,181
Net income	$ 1,057,403	$(569,248)	$ 488,155

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share data)

	August 31, 2001
	Accenture Ltd, as reported	Adjustments	Accenture SCA
Current assets	$4,579,637	$ —	$4,579,637
Non-current assets	1,481,719	—	1,481,719

Total assets	$6,061,356	—	$6,061,356

Current liabilities	$4,178,820	—	$4,178,820
Non-current liabilities	1,192,422	—	1,192,422
Minority interest	407,926	(402,336)	5,590
Shareholders’ equity	282,188	402,336	684,524

Total liabilities and shareholders’ equity	$6,061,356	$ —	$6,061,356

20.    QUARTERLY DATA (unaudited)

          Quarterly financial information for 2000 and 2001 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual

Fiscal 2000
Revenues	$2,775,448	$2,708,626	$3,061,692	$2,994,184	$11,539,950
Operating income	539,150	424,373	694,662	427,934	2,086,119
Partnership income before partner distributions	573,524	571,907	902,436	416,027	2,463,894

Fiscal 2001
Revenues	$3,238,292	$3,384,059	$3,519,264	$3,206,257	$13,347,872
Operating income (loss)	839,403	522,698	115,572	(781,917)	695,756
Income (loss) before accounting change	1,010,467	419,539	(190,795)	(369,782)	869,429
Partnership income (loss) before partner distributions	1,198,441	419,539	(190,795)		1,427,185
Net income (loss)				(369,782)	(369,782)
Earnings (loss) per share:
Basic and diluted (1)	n/a	n/a	n/a	(1.25)	n/a
Common stock prices per share:
High	n/a	n/a	n/a	15.50	n/a
Low	n/a	n/a	n/a	14.05	n/a

n/a = not applicable
(1)
Certain common share equivalents have been excluded from the earnings (loss)-per-share calculation as their effect is antidilutive. In addition, for the purpose of the above calculation of earnings (loss)-per-share, the weighted average number of shares is based upon the periods the shares have been outstanding. The weighted average basic shares were 295,392,338 and the diluted shares were 899,711,420.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 29, 2001 by the undersigned, thereunto duly authorized.

AC	CENTURE LTD

/S/ JOE W. FOREHAND
By	:
Na	me: Joe W. Forehand
Tit	le: Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joe W. Forehand, Harry L. You, and Douglas G. Scrivner, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 29, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ JOE W. FOREHAND Joe W. Forehand	Chief Executive Officer and Chairman of the Board (principal executive officer)

/S/ STEPHAN A. JAMES Stephan A. James	Chief Operating Officer and Director

S-1

Signature	Title

/S/ STEVEN A. BALLMER Steven A. Ballmer	Director

/S/ DINA DUBLON Dina Dublon	Director

/S/ KARL-HEINZ FLÖTHER Karl-Heinz Flôther	Managing Partner—Financial Services Global Market Unit and Director

/S/ JOEL P. FRIEDMAN Joel P. Friedman	Director

/S/ WILLIAM D. GREEN William D. Green	Managing Partner—Communications & High Tech Global Market Unit and Director

/S/ ROBERT I. LIPP Robert I. Lipp	Director

/S/ BLYTHE J. MCGARVIE Blythe J. McGarvie	Director

/S/ SIR MARK MOODY-STUART Sir Mark Moody-Stuart	Director

/S/ MASAKATSU MORI Masakatsu Mori	Director

/S/ DIEGO VISCONTI Diego Visconti	Director

/S/ WULF VON SCHIMMELMANN Wulf von Schimmelmann	Director

/S/ JACKSON L. WILSON, JR. Jackson L. Wilson, Jr.	Corporate Development Officer, Managing General Partner—Accenture Technology Ventures and Director

/S/ HARRY L. YOU Harry L. You	Chief Financial Officer (principal financial and accounting officer)

S-2