Form 10-K/A
period 2001-08-31
ACCENTURE LTD
filed 2001-12-21
CIK 1134538

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-K/A

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X|    AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2001

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                        Commission File Number: 001-16565

                               -------------------
                                  ACCENTURE LTD

             Bermuda                                      98-0341111
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                                   Cedar House
                                 41 Cedar Avenue
                             Hamilton HM12, Bermuda
                    (Address Of Principal Executive Offices)

                                 (441) 296-8262
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                   Name of Exchange on Which Registered
      -------------------                   ------------------------------------
    Class A common shares,                          New York Stock Exchange
par value $0.0000225 per share


                                   ----------

Securities registered pursuant to Section 12(g) of the Act:

              Class X common shares, par value $0.0000225 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the common equity of the Registrant held by non-affiliates of the Registrant on November 15, 2001 was $6.9 billion, based on the closing price of the Registrant's Class A common shares, par value $0.0000225, reported on the New York Stock Exchange on such date of $20.25 per share and on the par value of the Registrant's Class X common shares, par value $0.0000225 per share.


     The number of shares of the Registrant's Class A common shares, par value $0.0000225 per share, outstanding as of November 15, 2001 was 343,308,444, including 1,576,400 treasury shares. The number of shares of the Registrant's Class X common shares, par value $0.0000225 per share, outstanding as of November 15, 2001 was 591,161,472.

================================================================================

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended August 31, 2001 as set forth below and in the pages attached hereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following financial statements with respect to the Accenture Ltd 2001 Employee Share Purchase Plan are filed herewith as exhibits pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of filing on Form 11-K:

Exhibit 23.2      Consent of Independent Accountants

Exhibit 99.1      (a)  Report of Independent Accountants

                  (b)  Statement of Financial Condition as of August 31, 2001

                  (c) Statement of Operations and Changes in Plan Equity for the Period June 5, 2001 (Date of Inception) through August 31, 2001

                  (d)  Notes to Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf on December 20, 2001 by the undersigned, thereunto duly authorized.

                                      ACCENTURE LTD

                                      By:       /S/ HARRY L. YOU
                                                --------------------------------
                                                Name:   Harry L. You
                                                Title:  Chief Financial Officer