Form 10-Q
period 2001-11-30
ACCENTURE LTD
filed 2002-01-14
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of December 31, 2001 was 344,567,716, including 1,622,400 treasury shares. The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of December 31, 2001 was 591,161,472.

ACCENTURE LTD

INDEX

Part I.    Financial Information
Page
Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of August 31, 2001 and November 30, 2001	3

Combined Income Statement Before Partner Distributions for the three months ended November 30, 2000 and Consolidated Income Statement for the three months ended November 30, 2001	4

Combined and Consolidated Cash Flows Statements for the three months ended November 30, 2000 and 2001	5

Notes to Combined and Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Part II. Other Information

Item 1. Legal Proceedings	24

Item 6. Exhibits and Reports on Form 8-K	24

Signature	25

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

August 31, 2001 and November 30, 2001
(In thousands of U.S. dollars except share and per share amounts)

	August 31, 2001	November 30, 2001
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,880,083	$1,129,517
Receivables from clients, net	1,498,812	1,534,348
Unbilled services	731,802	930,389
Due from related parties	69,500	86,390
Deferred income taxes, net	166,372	173,665
Other current assets	233,068	219,234

Total current assets	4,579,637	4,073,543

NON-CURRENT ASSETS:
Due from related parties	23,800	—
Investments	324,139	259,906
Property and equipment, net	822,318	787,121
Deferred income taxes, net	213,617	208,722
Other non-current assets	97,845	93,379

Total non-current assets	1,481,719	1,349,128

TOTAL ASSETS	$6,061,356	$5,422,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$189,872	$217,017
Current portion of long-term debt	797	1,425
Accounts payable	371,794	360,724
Due to related parties	818,888	379,680
Deferred revenue	810,043	719,063
Accrued payroll and related benefits	1,050,385	1,107,426
Taxes payable	515,304	236,162
Deferred income taxes, net	29,373	19,750
Other accrued liabilities	392,364	319,550

Total current liabilities	4,178,820	3,360,797

NON-CURRENT LIABILITIES:
Long-term debt	1,090	4,362
Retirement obligation	343,249	344,114
Deferred income taxes, net	50,969	22,569
Other non-current liabilities	797,114	811,689

Total non-current liabilities	1,192,422	1,182,734

MINORITY INTEREST	407,926	526,388

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 343,307,238 issued as of August 31, 2001 and 343,308,444 issued as of November 30, 2001	8	8
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 591,161,472 shares issued and outstanding	13	13
Restricted share units (related to Class A common shares), 68,481,815 units issued and outstanding as of August 31, 2001 and 68,273,504 units issued and outstanding as of November 30, 2001	993,380	989,280
Additional paid-in capital	832,731	832,731
Treasury shares, at cost 1,622,400 shares	—	(20,978)
Retained deficit	(1,435,310)	(1,353,634)
Accumulated other comprehensive loss	(108,634)	(94,668)

Total shareholders’ equity	282,188	352,752

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,061,356	$5,422,671

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED INCOME STATEMENT BEFORE PARTNER DISTRIBUTIONS
CONSOLIDATED INCOME STATEMENT

For the Three Months Ended November 30, 2000 and 2001
(In thousands of U.S. dollars except share and per share amounts)
(Unaudited)

	Combined Income Statement 2000	Consolidated Income Statement 2001
REVENUES:
Revenues before reimbursements	$2,831,298	$2,988,630
Reimbursements	406,994	419,880

Revenues	3,238,292	3,408,510

OPERATING EXPENSES:
Cost of services*:
Cost of services before reimbursable expenses*	1,383,590	1,806,181
Reimbursable expenses	406,994	419,880

Cost of services*	1,790,584	2,226,061
Sales and marketing*	201,818	360,235
General and administrative costs*	376,477	407,957
Reorganization and rebranding costs	30,010	—

Total operating expenses*	2,398,889	2,994,253

OPERATING INCOME*	839,403	414,257
Gain (loss) on investments, net	219,104	(94,737)
Interest income	22,549	14,785
Interest expense	(4,430)	(9,770)
Other income (expense)	6,675	(7,933)
Equity in gains (losses) of affiliates	(20,441)	6,201

INCOME BEFORE TAXES*	1,062,860	322,803
Provision for taxes	52,393	122,665

INCOME BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE*	1,010,467	200,138
Minority interest	—	(118,462)

INCOME BEFORE ACCOUNTING CHANGE*	1,010,467	81,676
Cumulative effect of accounting change	187,974	—

PARTNERSHIP INCOME BEFORE PARTNER DISTRIBUTIONS*	$1,198,441

NET INCOME		$ 81,676

Weighted Average Class A Common Shares:
Basic	—	410,488,771
Diluted	—	1,014,448,500

Earnings Per Class A Common Share:
Basic	—	$ 0.20
Diluted	—	$ 0.20

* Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED AND CONSOLIDATED CASH FLOWS STATEMENTS

For the Three Months Ended November 30, 2000 and 2001
(In thousands of U.S. dollars)
(Unaudited)

	Combined Cash Flow 2000	Consolidated Cash Flow 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Partnership income before partnership distributions	$1,198,441

Net income		$81,676

Adjustments to reconcile partnership income and net income to net cash provided by (used in) operating activities—
Depreciation	58,407	69,069
(Gain) loss on investments, net	(219,104)	94,737
Equity in (gains) losses of affiliates	20,441	(6,201)
Losses on disposal of property and equipment	—	8,582
Deferred income taxes	—	(40,421)
Minority interest	—	118,462
Other items, net	(936)	14,780
Cumulative effect of accounting change	(187,974)	—
Change in assets and liabilities—
Increase in receivables from clients, net	(147,131)	(35,536)
Increase in unbilled services	(125,117)	(198,587)
Decrease in other current assets	49,633	13,834
(Increase) decrease in other non-current assets	(17,255)	4,466
Increase (decrease) in accounts payable	46,356	(11,070)
Decrease in due to related parties	(14,106)	—
Decrease in deferred revenue	(81,279)	(88,650)
Increase in accrued payroll and related benefits	240,174	64,166
Decrease in taxes payable	(33,606)	(279,142)
Decrease in other accrued liabilities	(73,993)	(22,846)
Increase in other non-current liabilities	—	15,291

Total adjustments	(485,490)	(279,066)

Net cash provided by (used in) operating activities	712,951	(197,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	308,394	8,361
Proceeds from sales of property and equipment	—	257
Purchases of investments	(85,328)	(30,761)
Property and equipment additions	(67,228)	(42,057)

Net cash provided by (used in) investing activities	155,838	(64,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital paid in by partners	2,879	—
Repayment of paid-in capital to partners	(5,079)	—
Purchase of treasury shares	—	(20,978)
Distribution of partners’ pre-incorporation income	(927,863)	(489,391)
Proceeds from issuance of long-term debt	—	3,935
Repayment of long-term debt	(1,175)	(35)
Proceeds from issuance of short-term bank borrowings	237,222	132,352
Repayments of short-term bank borrowings	(68,052)	(122,287)

Net cash used in financing activities	(762,068)	(496,404)
Effect of exchange rate changes on cash and cash equivalents	(29,076)	7,428

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,645	(750,566)
CASH AND CASH EQUIVALENTS, beginning of period	1,270,516	1,880,083

CASH AND CASH EQUIVALENTS, end of period	$1,348,161	$1,129,517

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars except share and per share amounts)
(Unaudited)
1.    BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Accenture Ltd (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2001, included in the Company’s Annual Report on Form 10-K filed with the SEC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended November 30, 2000 and 2001, respectively, are as follows:

	2000	2001
Partnership Income Before Partner Distributions	$1,198,441
Net Income		$81,676
Foreign currency translation adjustments	(29,076)	7,428
Unrealized gains (losses) on marketable securities, net of reclassification adjustments	(596,990)	6,538

Comprehensive income	$572,375	$95,642

3.    INVESTMENTS

Management conducts a quarterly impairment review of each investment in the portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments for investments are recognized if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Other-than-temporary impairments were $28,000 and $90,000 for the three months ended November 30, 2000 and 2001, respectively.

4.    SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

Accenture’s chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets. The reportable operating segments are the Company’s five global market units, which are Communications & High Tech, Financial Services, Government, Products and Resources.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts)
(Unaudited)

Certain changes have been made to the prior-period amounts in order to conform with the current period presentation. The most significant of these changes was the elimination of interest expense from the five global market units’ operating income and the elimination of interest credits from Other’s operating income. Also, the consolidated affiliated companies’ revenues and operating income (loss) results are included in the five global market units’ results rather than being reported in Other.

Reportable Segments

Three months ended November 30, 2000	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$864,870	$758,563	$213,103	$532,404	$460,750	$1,608	$2,831,298
Operating income *	260,698	270,636	30,474	148,466	121,933	7,196	839,403

Three months ended November 30, 2001	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$743,215	$716,707	$336,519	$649,829	$540,908	$1,452	$2,988,630
Operating income	55,319	90,805	62,898	120,316	81,501	3,418	414,257

* Excludes	payments for partner distributions in respect of periods ended on or prior to May 31, 2001.

5.    EARNINGS PER SHARE (EPS)

Reconciliation of Net income and Earnings per share for the three months ended November 30, 2001:

	Basic	Diluted
Net income available for Class A common shareholders	$81,676	$81,676
Minority interest (1)	—	118,462

Net income for per share calculation	$81,676	$200,138

Weighted average Class A common shares outstanding	410,448,771	410,448,771
Class A common shares issuable upon redemption of minority interest (1)	—	595,457,336
Employee compensation related to Class A common shares	—	8,542,393

	410,448,771	1,014,448,500

Earnings per Class A common share	$0.20	$0.20

(1)	Accenture Class A common shares issuable or exchangeable upon redemption or exchange of shares held by Accenture SCA Class I common shareholders and Accenture Canada Holdings Inc. shareholders.

In respect of periods ended on or prior to May 31, 2001, the Company operated as a series of related partnerships and corporations under the control of the partners. There is no single capital structure upon which to calculate historical earnings per share information. Accordingly, historical earnings per share information has only been presented for periods following the Company’s transition to a corporate structure.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts)
(Unaudited)

6.    EMPLOYEE SHARE PURCHASE PLAN

On October 1, 2001, a six-month offering period commenced under the plan. At November 30, 2001, accrued payroll and related benefits includes $20,523 of payroll withholdings from employees.

7.    RELATED PARTIES

Amounts due to/due from related parties at August 31, 2001 and November 30, 2001 were payable to/receivables from those individuals who were partners of Accenture prior to May 31, 2001, in respect of pre-incorporation transactions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Combined and Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The pro forma information presented is not necessarily indicative of the results of operations or financial position that might have occurred had the events described herein actually taken place as of the dates specified or that may be expected to occur in the future.

All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “2001” or “fiscal year 2001” means the 12-month period that ended on August 31, 2001. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Forward-Looking Statements and Certain Factors That May Affect Our Business

We have included in this Quarterly Report on Form 10-Q forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or implied in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•	A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

•
Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	Our engagements with clients may not be profitable.

•	If our affiliates, alliances or venture capital portfolio companies do not succeed, we may not be successful in implementing our growth strategy.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

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

For a more detailed discussion of these factors, see the information under the heading “Business – Forward-Looking Statements and Certain Factors That May Affect our Business” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001. We undertake no obligation to update or revise any forward-looking statements.

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

Prior to May 31, 2001, we operated as a series of related partnerships and corporations under the control of our partners. We now operate in a corporate structure. As a business, whether in partnership form or in a corporate structure, our profitability is driven by the same factors. Revenues are driven by our partners’ and senior executives’ ability to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to offer market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis. While current economic conditions have caused some clients to reduce or defer consulting contracts, we believe we have gained market share in this environment. Despite the slowdown in the economy, we are positioning ourselves to achieve revenue growth principally through our business transformation outsourcing solutions. However, we are unable to predict the level of impact that the current economic environment will have on our ability to secure contracts for new engagements.

Cost of services is primarily driven by the cost of client service personnel, which consists primarily of compensation and other personnel costs. Cost of services as a percentage of revenues is driven by the productivity of our client service workforce. Chargeability, or utilization, represents the percentage of our professionals’ time spent on billable work. We plan and manage our headcount to meet the anticipated demand for our services. For example, in 2001, we announced an initiative to reduce our staff in certain parts of the world, in certain skill groups and in some support positions. Selling and marketing expense is driven primarily by development of new service offerings, the level of concentration of clients in a particular industry or market, client targeting, image development and brand-recognition activities. General and administrative costs generally correlate with changes in headcount and activity levels in our business.

Impact of September 11

As a result of the tragic events of September 11, 2001, we are finding that some clients and potential clients are more cautious in their willingness to initiate new contracts for our services. At the same time, we have been retained to help some new and existing clients recover from the attacks and rebuild their business infrastructure. Incremental costs identified to date were not significant to our financial results and were included in operating expenses. We are unable to predict any future consequences or costs associated with these events.

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

Because we have historically operated as a series of related partnerships and corporations under the control of our partners, our partners generally participated in profits, rather than received salaries. Therefore, our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by them. Following our transition to a corporate structure, operating expenses include partner compensation, which consists of salary, variable compensation and benefits. Similarly, in periods when we operated primarily in the form of partnerships, our partners have paid income tax on their share of the partnerships’ income. Therefore, our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income. For purposes of comparing our results for 2000 with our results for 2001, we have included pro forma financial information below.

Segments

Our five reportable operating segments are our global market units, or market units, which are Communications & High Tech, Financial Services, Government, Products and Resources. Global market units are managed on the basis of revenues before reimbursements because our management believes it is a better indicator of global market unit performance than revenues. Generally, operating expenses for each global market unit have similar characteristics and are subject to the same drivers, pressures and challenges. While most operating expenses apply to all segments, some sales and marketing expenses are lower as a percentage of revenues in industry groups whose client base is concentrated, such as those in Financial Services, and higher in industry groups whose client base is more fragmented, such as those in Products. The discussion and analysis related to each operational expense category applies to all segments, unless otherwise indicated.

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

Cost of Services

Cost of services includes the direct costs to provide services to our clients. Such costs generally consist of compensation for client service personnel, the cost of subcontractors hired as part of client service teams, costs directly associated with the provision of client service, such as special-purpose facilities for outsourcing contracts and the recruiting, training, personnel development and scheduling costs of our client service personnel. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

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

Reorganization and Rebranding Costs

Reorganization and rebranding costs include one-time costs to rename our organization Accenture and other costs to transition to a corporate structure. We began incurring these costs in September 2000. Substantially all of these costs were incurred in fiscal year 2001 and no material costs are expected in fiscal year 2002.

Gain (Loss) on Investments

Gain (loss) on investments primarily represents gains and losses on the sales of marketable securities and writedowns on investments in securities. These fluctuate over time, are not predictable and may not recur. Beginning on September 1, 2000, they also include changes in the fair market value of equity holdings considered to be derivatives in accordance with SFAS 133.

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

Equity in Gains (Losses) of Affiliates

Equity in gains (losses) of affiliates represents our share of the operating results of non-consolidated companies over which we have significant influence.

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

Minority Interest

Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners have in our subsidiary Accenture SCA and the equity interest that some of our partners have in our subsidiary Accenture Canada Holdings Inc. See “Business—Accenture Organizational Structure” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The resulting net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd.

Partnership Income Before Partner Distributions

Our historical financial statements in respect of periods ended on or prior to May 31, 2001 reflect our organization as a series of related partnerships and corporations under the control of our partners. The income of our partners in historical periods is not executive compensation in the customary sense because in those periods partner compensation was comprised of distributions of current earnings, out of which our partners were responsible for their payroll taxes and benefits.

Net Income

Net income reflects the earnings of our organization under a corporate structure. We have provided pro forma financial results which include adjustments to exclude one-time items and other adjustments to include partner compensation and income taxes necessary to present our historical financial statements in respect of periods ended on or prior to May 31, 2001 in corporate structure as if the transition had occurred on September 1, 2000.

Historical Results of Operations

The following table sets forth the unaudited percentage of revenues represented by items in our Combined and Consolidated Income Statements for the periods presented.

	Three months ended November 30,
	2000	2001
Revenues:
Revenues before reimbursements	87%	88%
Reimbursements	13	12

Revenues	100	100
Operating expenses:*
Cost of services:*
Cost of services before reimbursable expenses*	42	53
Reimbursable expenses	13	12

Cost of services*	55	65
Sales and marketing*	6	11
General and administrative costs*	12	12
Reorganization and rebranding costs	1	—

Total operating expenses*	74	88
Operating income (1)*	26	12
Gain (loss) on investments, net	7	(3)
Interest income	1	n/m
Interest expense	n/m	n/m
Other income (expense)	n/m	n/m
Equity in gains (losses) of affiliates	(1)	n/m

Income before taxes*	33	9
Provision for taxes	2	3

Income before minority interest and accounting change*	31	6
Minority interest	—	(4)

Income before accounting change*	31	2
Cumulative effect of accounting change	6	—

Partnership income before partner distributions*	37%

Net income		2%

n/m = not meaningful
*	Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.
(1)	Operating income as a percentage of revenues before reimbursements was 30% and 14% for the three months ended November 30, 2000 and 2001, respectively.

We provide services through five global market units. The following table provides unaudited financial information for each of these market units.

	Three months ended November 30,
	2000	2001
	(in millions, except percentages)
Revenues:
Communications & High Tech	$865	$743
Financial Services	759	717
Government	213	337
Products	532	650
Resources	461	541
Other	1	1

Total revenues before reimbursements	2,831	2,989
Reimbursements	407	420

Total	$3,238	$3,409

Revenues as a percentage of total:
Communications & High Tech	27%	22%
Financial Services	23	21
Government	7	10
Products	16	19
Resources	14	16
Other	n/m	n/m

Total revenues before reimbursements	87	88
Reimbursements	13	12

Total	100%	100%

Operating Income:
Communications & High Tech	$261	$55
Financial Services	271	91
Government	30	63
Products	148	120
Resources	122	82
Other	7	3

Total	$839	$414

Operating Income as a percentage of total:
Communications & High Tech	31%	13%
Financial Services	32	22
Government	4	15
Products	18	29
Resources	14	20
Other	1	1

Total	100%	100%

	Three months ended November 30,
	2000	2001
	(in millions, except percentages)

Operating Income as a percentage of total revenues before reimbursements by market unit:
Communications & High Tech	30%	7%
Financial Services	36	13
Government	14	19
Products	28	18
Resources	26	15
Other	n/m	n/m
Operating Income as a percentage of revenues before reimbursements	30%	14%

Operating Income as a percentage of revenues	26%	12%

n/m = not meaningful

Pro Forma Results of Operations

The following unaudited pro forma financial information for the three months ended November 30, 2000 reflects adjustments to (1) eliminate the effects of one-time events directly attributable to our transition to a corporate structure and our initial public offering and related transactions and (2) include the effects of partner compensation and income taxes as if our transition to a corporate structure had occurred on September 1, 2000.

The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should be read in conjunction with our historical financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The pro forma information presented is not necessarily indicative of the results of operations or financial position that might have occurred had the events described herein actually taken place as of the dates specified or that may be expected to occur in the future.

	Three months ended November 30, 2000
	As reported	Adjustments(1)	Pro forma	% of Revenues
	(in millions, except percentages and share and per share amounts)
Revenues:
Revenues before reimbursements	$2,831	$—	$2,831	87%
Reimbursements	407	—	407	13

Revenues	3,238	—	3,238	100
Operating expenses:
Cost of services:
Cost of services before reimbursable expenses	1,384	327	1,711	53
Reimbursable expenses	407	—	407	13

Cost of services	1,791	327	2,118	66
Sales and marketing	202	125	327	10
General and administrative costs	376	29	405	12
Reorganization and rebranding costs	30	(30)	—	—

Total operating expenses	2,399	451	2,850	88

Operating income	839	(451)	388	12
Gain (loss) on investments, net	219	—	219	7
Interest income	23	—	23	1
Interest expense	(5)	(5)	(10)	n/m
Other income (expense)	7	—	7	n/m
Equity in gains (losses) of affiliates	(20)	—	(20)	(1)

	Three months ended November 30, 2000
	As reported	Adjustments(1)	Pro forma		% of Revenues
	(in millions, except percentages and share and per share amounts)
Income before taxes	1,063	(456)	607		19
Provision for taxes	53	192	245		8

Income before minority interest and accounting change	1,010	(648)	362		11
Minority interest	—	(214)	(214)		(6)

Income before accounting change	1,010	(862)	148		5
Cumulative effect of accounting change	188	(188)	—		—

Partnership income before partner distributions	$1,198

Net income		$(1,050)	$ 148		5%

Earnings per Class A common share:
—basic			$ 0.36

—diluted			$ 0.36	(2)

Outstanding Class A common shares at August 31, 2001:
—basic			412,705,954

—diluted			1,008,163,290

n/m = not meaningful
(1)
Adjustments for one-time items include reorganization costs of $5 relating to our transition to a corporate structure and rebranding costs of $25 to rename the organization, and income of $188 due to the adoption of SFAS 133. Adjustments include $481 of operating expense for partner compensation and $5 of interest expense related to retirement benefits payable to partners. Provision for taxes has been adjusted to include the tax effect on the pro forma adjustments and to reflect an estimated corporate tax expense to present results on a corporate basis. Minority interest has been adjusted as if the minority had existed for the three months ended November 30, 2000. Minority interest and earnings per Class A common share are based on the assumption that shares and share equivalents outstanding as of August 31, 2001, were outstanding for the entire fiscal year 2001.

(2)	Excluding quarterly net gains on investments and the related tax effect, pro forma diluted earnings per Class A common share would have been $0.23.

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

Our results of operations in respect of periods ended on or prior to May 31, 2001 reflect the fact that we operated as a series of related partnerships and corporations prior to that date, and our results of operations in respect of periods ending after May 31, 2001 reflect that we commenced operations in corporate structure on that date. Accordingly, in order to provide a more meaningful comparison of our results for the three months ended November 30, 2001 as compared to the three months ended November 30, 2000, we comment below on our results for those periods both on a historical basis and a pro forma basis.

Revenues

Revenues for the three months ended November 30, 2001 were $3,409 million, an increase of $171 million, or 5%, over the three months ended November 30, 2000. Revenues before reimbursements for the three months ended November 30, 2001 were $2,989 million, an increase of $157 million, or 6%, over the three months ended November 30, 2000 in both U.S. dollars and local currency.

Our Communications & High Tech market unit achieved revenues before reimbursements of $743 million in the three months ended November 30, 2001, a decrease of 14% from the three months ended November 30, 2000, primarily due to weakening in our Communications, Electronics & High Tech and Media & Entertainment industry groups in North America. Our Financial Services market unit achieved revenues before reimbursements of $717 million in the three months ended November 30, 2001, a decrease of 6% from the three months ended November 30, 2000, primarily due to the impact of the economic downturn in the banking and insurance industries. The weakening in our Banking industry group in North America and Europe was partially offset by growth in our Health Services industry group in North America. Our Government market unit achieved revenues before reimbursements of $337 million in the three months ended November 30, 2001, an increase of 58% over the three months ended November 30, 2000, primarily driven by strong growth in North America and Europe. Our Products market unit achieved revenues before reimbursements of $650 million in the three months ended November 30, 2001, an increase of 22% over the three months ended November 30, 2000, as a result of strong growth in our Retail industry group in Europe. Our Resources market unit achieved revenues before reimbursements of $541 million in the three months ended November 30, 2001, an increase of 17% over the three months ended November 30, 2000, as a result of strong growth in the Utilities, Chemicals, Forest Products and Metals & Mining industry groups in North America and Europe.

Operating Expenses

Operating expenses in the three months ended November 30, 2001 were $2,994 million, an increase of $595 million, or 25%, over the three months ended November 30, 2000 and an increase as a percentage of revenues from 74% in the three months ended November 30, 2000 to 88% in the three months ended November 30, 2001.

Operating expenses for the three months ended November 30, 2001 increased $144 million or 5% over the pro forma operating expenses for the three months ended November 30, 2000, and remained constant as a percentage of revenues at 88%.

We continue to implement long-term and short-term cost management initiatives aimed at keeping overall growth in operating expenses less than the growth in revenues. Our long-term initiatives focus on global reductions in infrastructure costs. In addition, the costs of delivering training have been reduced by moving toward Web-enabled and other lower-cost distribution methods. Our short-term initiatives focus on reducing variable costs, such as headcount in select administrative areas, and limiting travel and meeting costs. Pro forma operating expenses in the three months ended November 30, 2000 included partner variable compensation costs in respect of the large realized investment gains in the quarter, while operating expenses in the three months ended November 30, 2001 included costs related to the September 11 tragedy and the costs of completing severance programs initiated in prior quarters. These costs were substantially similar in size.

Cost of Services

Cost of services was $2,226 million in the three months ended November 30, 2001, an increase of $435 million, or 24%, over the three months ended November 30, 2000 and an increase as a percentage of revenues from 55% in the three months ended November 30, 2000 to 65% in the three months ended November 30, 2001. Cost of services before reimbursable expenses was $1,806 million in the three months ended November 30, 2001, an increase of $423 million, or 31%, over the three months ended November 30, 2000 and an increase as a percentage of revenues before reimbursements from 49% in the three months ended November 30, 2000 to 60% in the three months ended November 30, 2001. This increase as a percentage of revenues and revenues before reimbursements resulted from higher employee compensation costs. Following our transition to a corporate structure, cost of services include partner compensation, which consists of salary, variable compensation and benefits. Our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by the partners.

Cost of services before reimbursements for the three months ended November 30, 2001 increased $95 million, or 6%, over the pro forma cost of services for the three months ended November 30, 2000 and remained constant as a percentage of revenues at 53%.

Sales and Marketing

Sales and marketing expense was $360 million in the three months ended November 30, 2001, an increase of $158 million, or 78%, over the three months ended November 30, 2000 and an increase as a percentage of revenues from 6% in the three months ended November 30, 2000 to 11% in the three months ended November 30, 2001. This increase as a percentage of revenues resulted from higher employee compensation costs. Following our transition to a corporate structure, sales and marketing expense include partner compensation, which consists of salary, variable compensation and benefits. Our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by the partners.

Sales and marketing expense for the three months ended November 30, 2001 increased $33 million, or 10% over the pro forma sales and marketing expense for the three months ended November 30, 2000, and increased as a percentage of revenues from 10% in the three months ended November 30, 2000 to 11% in the three months ended November 30, 2001. The slowdown in the global economy in the second half of fiscal year 2001 led us to increase our selling and marketing efforts in order to promote our business.

General and Administrative Costs

General and administrative costs were $408 million in the three months ended November 30, 2001, an increase of $31 million, or 8%, over the three months ended November 30, 2000 and remained constant as a percentage of revenues at 12%.

General and administrative costs for the three months ended November 30, 2001 increased $3 million, or 1% over the pro forma general and administrative costs for the three months ended November 30, 2000, and remained constant as a percentage of revenues at 12%.

Reorganization and Rebranding Costs

Reorganization and rebranding costs were $30 million, or 1% of revenues for the three months ended November 30, 2000. We incurred no reorganization and rebranding costs for the three months ended November 30, 2001 and no material costs are expected in fiscal year 2002. Reorganization costs include $5 million of restructuring costs relating to our transition to a corporate structure. Rebranding costs include $25 million resulting from changing our name to Accenture. These costs are excluded from our pro forma financial results as they are considered to be one-time items.

Operating Income

Operating income was $414 million in the three months ended November 30, 2001, a decrease of $425 million, or 51%, from the three months ended November 30, 2000 and a decrease as a percentage of revenues from 26% in the three months ended November 30, 2000 to 12% in the three months ended November 30, 2001. Operating income decreased as a percentage of revenues before reimbursements from 30% in the three months ended November 30, 2000 to 14% in the three months ended November 30, 2001.

Operating income for the three months ended November 30, 2001, increased $26 million, or 7%, over the pro forma operating income for the three months ended November 30, 2000 and remained constant as a percentage of revenues at 12%. Operating income remained constant as a percentage of revenues before reimbursements at 14% in the pro forma results of operations for the three months ended November 30, 2000 and in the three months ended November 30, 2001.

Gain (Loss) on Investments

Loss on investments totaled $95 million in the three months ended November 30, 2001, compared to a gain of $219 million in the three months ended November 30, 2000. The loss on investments in the three months ended November 30, 2001 is comprised of a $3 million gain from the sale of securities, net of other-than-temporary impairment investment writedowns of $90 million, and unrealized investment losses of $8 million recognized according to SFAS 133. Other-than-temporary impairment writedowns consisted of $11 million in publicly traded equity securities and $79 million in privately held equity securities. The writedowns relate to investments in companies where the market value has been less than our cost for an extended time period, or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.

Equity in Gains (Losses) of Affiliates

Equity in gains (losses) of affiliates was a $6 million gain in the three months ended November 30, 2001, compared to a $20 million loss in the three months ended November 30, 2000. Amortization of negative goodwill was $13 million in the three months ended November 30, 2001 compared to $4 million in the three months ended November 30, 2000.

Provision for Taxes

The effective tax rate for the three months ended November 30, 2001 was 38%. On a pro forma basis, the effective tax rate for the three months ended November 30, 2000 was 40%. The actual effective tax rate for the three months ended November 30, 2000 is not comparable to the effective tax rate for the three months ended November 30, 2001 because, prior to May 31, 2001, we operated as a series of related partnerships and corporations and, therefore, generally did not pay income taxes as a corporation.

Minority Interest

Minority interest was $118 million in the three months ended November 30, 2001. Minority interest for the three months ended November 30, 2001 decreased $96 million, or 45%, over the pro forma minority interest for the three months ended November 30, 2000, and remained constant as a percentage of income at 59%.

Cumulative Effect of Accounting Change

The adoption of SFAS 133 resulted in cumulative income of $188 million on September 1, 2000, which represents the cumulative unrealized gains resulting from changes in the fair market value of equity holdings considered to be derivatives.

Liquidity and Capital Resources

We have historically relied on cash flow from operations, partner capital contributions and bank credit facilities to satisfy our liquidity and capital requirements. However, each year a portion of the distributions we made to our partners was made on a deferred basis, which significantly strengthened our working capital and enabled us to limit our external borrowings. Following our transition to a corporate structure as of May 31, 2001, our liquidity needs on a short-term and long-term basis have been satisfied by cash flows from operations, debt capacity under existing and/or new credit facilities, the net proceeds of the initial public offering and increased financial flexibility that has resulted from our transition to a corporate structure. In the future, we may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions; or

•	respond to competitive pressures.

Our balance of cash and cash equivalents was $1,130 million at November 30, 2001 and $1,880 million at August 31, 2001, a decrease of $750 million, or 40%. The decrease is largely attributable to distributions to partners of partnership income earned for periods prior to our transition to a corporate structure and taxes paid in the U.S. related to our transition to a corporate structure, partially offset by earnings.

Net cash used in operating activities was $197 million in the three months ended November 30, 2001, compared to net cash provided by operating activities of $713 million in the three months ended November 30, 2000, primarily due to lower net income and the payment of taxes in the U.S. Net cash used in investing activities was $64 million in the three months ended November 30, 2001, compared to net cash provided by investing activities of $156 million in the three months ended November 30, 2000, primarily due to reduced proceeds from the sale of investments. Net cash used in financing activities was $496 million in the three months ended November 30, 2001, a decrease of $266 million from the three months ended November 30, 2000, primarily due to reduced pre-incorporation earnings distributions to our partners.

Because we have historically deferred the distribution of a portion of our partners’ current year earnings into the subsequent fiscal year, these earnings have been available for a period of time to meet liquidity and working capital requirements. These distributable earnings, temporarily retained and distributed in the subsequent fiscal year, totaled $819 million at August 31, 2001. At May 31, 2001, we reclassified the final distributable earnings from the capital accounts to current liabilities. Distribution to our partners of pre-incorporation earnings during the three months ended November 30, 2001 was $489 million. The balance will be paid in the second quarter of fiscal year 2002.

We have two syndicated credit facilities providing $450 million and $420 million, respectively, of unsecured, revolving borrowing capacity for general working capital purposes. Committed financing is provided at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities mature in August 2003 and June 2002, respectively. The facilities require us to (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets and (2) maintain a maximum debt to cash flow ratio of one to one. We are in compliance with these terms. As of November 30, 2001, we had no borrowings and $19 million in letters of credit outstanding under these facilities.

We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of November 30, 2001, these facilities provided for up to $369 million of local currency financing in countries that cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of November 30, 2001, amounts available under these lines of credit facilities totaled $230 million. At November 30, 2001, we had $217 million outstanding under these various facilities. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

During the three months ended November 30, 2000 and 2001, we made $67 million and $42 million in capital expenditures, respectively, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. During November 1999, we formed Accenture Technology Ventures to select, structure and manage a portfolio of equity investments. We made equity investments of $85 million and $31 million during the three months ended November 30, 2000 and 2001, respectively. As of November 30, 2001, we had commitments for investments of $62 million. We also received $21 million and $1 million in the three months ended November 30, 2000 and 2001, respectively, in equity from our clients as compensation for current and future services. Amounts ultimately realized from these equity securities may be higher or lower than amounts recorded on the measurement dates. At November 30, 2001, we had authorization to repurchase up to an additional $129 million of Accenture Ltd’s Class A common shares. Total shares repurchased of 1.6 million during the three months ended November 30, 2001 was at a cost of $21 million.

In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of August 31, 2001 and November 30, 2001, $182 million and $180 million were outstanding for 17 and 18 clients, respectively. These outstanding amounts are included in unbilled services and other non-current assets on our historical balance sheets.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge cash flow exposures for our major countries using a combination of forward and option contracts. These instruments are generally short-term in nature, with typical maturities of less than one year. From time to time, we enter into forward or option contracts of a long-term nature.

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of August 31, 2001, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our financial instruments of $4 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would result in an increase in the fair value of our financial instruments of $4 million. As of November 30, 2001, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the fair value of our financial instruments of $4 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would result in a decrease in the fair value of our financial instruments of $4 million.

Twelve of the fifteen member countries of the European Union have established fixed conversion rates between their existing currencies (“legacy currencies”) and one common currency, the Euro. Beginning in January 2002, a new Euro-denominated currency was issued, and legacy currencies will be withdrawn from circulation. We have addressed the systems and business issues raised by the Euro currency conversion. These issues include, among others: (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions; and (2) the competitive impact of cross-border price transparency. The Euro conversion has not had, and we currently anticipate that it will not have, a material adverse impact to our consolidated financial position, results of operations or cash flows.

The current political and economic environment in Argentina may lead to the establishment of a new national currency in that country. The foreign exchange risk associated with our operations in Argentina at November 30, 2001 is not material in relation to our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

During the last three years, the majority of our debt obligations have been short-term in nature and the associated interest obligations have floated relative to major interest rate benchmarks, such as the London Interbank Offered Rate. While we have not entered into any derivative contracts to hedge interest rate risks during this period, we may do so in the future.

The interest rate risk associated with our borrowing and investing activities at November 30, 2001 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

Equity Price Risk

We have marketable equity securities that are subject to market price volatility. Marketable equity securities include common stock, warrants and options. Our investment portfolio includes warrants and options in both publicly traded and privately held companies. Warrants in public companies and those that can be net share settled in private companies are deemed derivative financial instruments and are recorded on the Consolidated Balance Sheet at fair value. The privately held investments are inherently risky because the markets for the technologies or products they develop are less established than those of most publicly traded companies and we may be unable to liquidate our investments if desired. Beginning September 1, 2000, warrants are deemed derivative financial instruments by SFAS 133. As such, they are recorded on the balance sheet at fair value with unrealized gains or losses recorded on the income statement. As of November 30, 2001, we have entered into a derivative contract to offset the risks associated with certain equity investments.

The following analysis presents the hypothetical change in the fair value of our marketable equity securities at August 31, 2001 and November 30, 2001, assuming the same hypothetical price fluctuations of plus or minus 10%, 20% and 30%.

	Valuation of investments assuming indicated decrease			August 31, 2001 fair value	Valuation of investments assuming indicated increase
	-30%	-20%	-10%		+10%	+20%	+30%
				(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	$60,618	$69,278	$77,937	$86,597	$95,257	$103,916	$112,576

	Valuation of investments assuming indicated decrease			November 30, 2001 fair value	Valuation of investments assuming indicated increase
	-30%	-20%	-10%		+10%	+20%	+30%
				(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	$56,741	$64,846	$72,952	$81,058	$89,164	$97,270	$105,375

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit Index:

10.1	Accenture Ltd 2001 Employee Share Purchase Plan

10.2	Articles of Association of Accenture SCA

10.3	Form of Employment Agreement of Karl-Heinz Flöther

10.4	Form of Employment Agreement of Joel P. Friedman (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed on June 8, 2001)

10.5	Form of Employment Agreement of Masakatsu Mori (English translation)

10.6	Form of Employment Agreement of Diego Visconti (English translation)

10.7	Form of Employment Agreement of Arnaud André (English translation)

10.8	Form of Employment Agreement of R. Timothy S. Breene

10.9	Form of Employment Agreement of David R. Hunter

10.10	Form of Employment Agreement of Jose Luis Manzanares (English translation)

(b)    Reports on Form 8-K.

During the quarter ended November 30, 2001, the following reports on Form 8-K were filed by the Registrant:

Current Report on Form 8-K dated September 16, 2001 (date of earliest event reported), filed on September 18, 2001, with respect to preliminary results for the fourth quarter of fiscal 2001.

Current Reports on Form 8-K and Form 8-K/A dated October 11, 2001 (date of earliest event reported), filed on October 15, 2001, with respect to results for the fourth quarter of fiscal 2001 and for the fiscal year ended August 31, 2001.

Current Report on Form 8-K dated November 9, 2001 (date of earliest event reported), filed on November 9, 2001, with respect to the resignation of PricewaterhouseCoopers LLP as the independent accountant for Accenture and its subsidiaries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on January 11, 2002 by the undersigned, thereunto duly authorized.

AC	CENTURE LTD

/S/	HARRY L. YOU
By	:
Na	me: Harry L. You
Tit	le: Chief Financial Officer
(pr	incipal financial and
acc	ounting officer)