Form 10-Q
period 2002-02-28
ACCENTURE LTD
filed 2002-04-15
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of March 29, 2002 was 344,745,157, including 7,050,187 treasury shares. The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of March 29, 2002 was 591,161,472.

ACCENTURE LTD

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of August 31, 2001 and February 28, 2002	3
Combined Income Statements Before Partner Distributions for the three and six months ended February 28, 2001 and Consolidated Income Statements for the three and six months ended February 28, 2002	4
Combined and Consolidated Cash Flows Statements for the six months ended February 28, 2001 and 2002	5
Notes to Combined and Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Part II. Other Information
Item 1. Legal Proceedings	34
Item 2. Changes in Securities and Use of Proceeds	34
Item 6. Exhibits and Reports on Form 8-K	34
Signature	35

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

August 31, 2001 and February 28, 2002
(In thousands of U.S. dollars except share and per share amounts)

	August 31, 2001	February 28, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,880,083	$1,131,431
Receivables from clients, net	1,498,812	1,385,721
Unbilled services	731,802	923,461
Due from related parties	69,500	42,639
Deferred income taxes, net	166,372	140,851
Other current assets	233,068	234,952

Total current assets	4,579,637	3,859,055

NON-CURRENT ASSETS:
Due from related parties	23,800	—
Investments	324,139	109,170
Property and equipment, net	822,318	747,197
Goodwill	—	153,422
Deferred income taxes, net	213,617	205,931
Other non-current assets	97,845	124,295

Total non-current assets	1,481,719	1,340,015

TOTAL ASSETS	$6,061,356	$5,199,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$189,872	$157,864
Current portion of long-term debt	797	2,795
Accounts payable	371,794	409,678
Due to related parties	818,888	19,243
Deferred revenue	810,043	508,962
Accrued payroll and related benefits	1,050,385	1,268,154
Income taxes payable	515,304	215,226
Deferred income taxes, net	29,373	26,841
Other accrued liabilities	392,364	398,623

Total current liabilities	4,178,820	3,007,386

NON-CURRENT LIABILITIES:
Long-term debt	1,090	4,263
Retirement obligation	343,249	383,127
Deferred income taxes, net	50,969	3,514
Other non-current liabilities	797,114	971,421

Total non-current liabilities	1,192,422	1,362,325

MINORITY INTEREST	407,926	567,642

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 343,307,238 issued as of August 31, 2001 and 344,745,157 issued as of February 28, 2002	8	8
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 591,161,472 shares issued and outstanding	13	13
Restricted share units (related to Class A common shares), 68,481,815 units issued and outstanding as of August 31, 2001 and 68,112,102 units issued and outstanding as of February 28, 2002	993,380	987,384
Additional paid-in capital	832,731	859,770
Treasury shares, at cost 5,929,587 shares	—	(124,113)
Retained deficit	(1,435,310)	(1,343,023)
Accumulated other comprehensive loss	(108,634)	(118,322)

Total shareholders’ equity	282,188	261,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,061,356	$5,199,070

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED INCOME STATEMENTS BEFORE PARTNER DISTRIBUTIONS

CONSOLIDATED INCOME STATEMENTS

For the Three and Six Months Ended February 28, 2001 and 2002
(In thousands of U.S. dollars except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2001	February 28, 2002	February 28, 2001	February 28, 2002
REVENUES:
Revenues before reimbursements	$2,881,698	$2,913,289	$5,712,996	$5,901,919
Reimbursements	502,361	496,813	909,355	916,693

Revenues	3,384,059	3,410,102	6,622,351	6,818,612

OPERATING EXPENSES:
Cost of services*:
Cost of services before reimbursable expenses*	1,559,484	1,708,108	2,943,074	3,514,289
Reimbursable expenses	502,361	496,813	909,355	916,693

Cost of services*	2,061,845	2,204,921	3,852,429	4,430,982
Sales and marketing*	251,160	398,900	452,978	759,135
General and administrative costs*	388,860	418,002	765,337	825,959
Reorganization and rebranding costs	159,496	—	189,506	—

Total operating expenses*	2,861,361	3,021,823	5,260,250	6,016,076

OPERATING INCOME*	522,698	388,279	1,362,101	802,536
Gain (loss) on investments, net	(29,945)	(210,951)	189,159	(305,688)
Interest income	19,846	9,255	42,395	24,040
Interest expense	(5,680)	(13,774)	(10,110)	(23,544)
Other income (expense)	16,838	9,689	23,513	1,756
Equity in losses of affiliates	(21,220)	(12,664)	(41,661)	(6,463)

INCOME BEFORE TAXES*	502,537	169,834	1,565,397	492,637
Provision for taxes	82,998	145,057	135,391	267,722

INCOME BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE*	419,539	24,777	1,430,006	224,915
Minority interest	—	(14,166)	—	(132,628)

INCOME BEFORE ACCOUNTING CHANGE*	419,539	10,611	1,430,006	92,287
Cumulative effect of accounting change	—	—	187,974	—

PARTNERSHIP INCOME BEFORE PARTNER DISTRIBUTIONS*	$419,539		$1,617,980

NET INCOME		$10,611		$92,287

Weighted Average Class A Common Shares:
Basic		409,576,609		410,027,002
Diluted		1,035,794,758		1,027,557,818

Earnings Per Class A Common Share:
Basic		$0.03		$0.23
Diluted		$0.02		$0.22

*	Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED AND CONSOLIDATED CASH FLOWS STATEMENTS

For the Six Months Ended February 28, 2001 and 2002
(In thousands of U.S. dollars)
(Unaudited)

	Combined Cash Flow 2001	Consolidated Cash Flow 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Partnership income before partner distributions	$1,617,980

Net income		$92,287

Adjustments to reconcile partnership income and net income to net cash provided by operating activities—
Depreciation	119,975	141,591
Amortization	65,667	—
(Gain) loss on investments, net	(189,159)	305,688
Equity in losses of affiliates	41,661	6,463
Losses on disposal of property and equipment	7,337	16,821
Deferred income taxes	—	(16,780)
Minority interest	—	132,628
Other items, net	(44,216)	4,988
Cumulative effect of accounting change	(187,974)	—
Change in assets and liabilities—
(Increase) decrease in receivables from clients, net	(178,729)	152,161
Increase in unbilled services	(116,512)	(184,604)
Decrease in other current assets	16,798	5,110
Increase in other non-current assets	(5,268)	(2,374)
Increase (decrease) in accounts payable	16,240	(6,111)
Decrease in due to related parties	(5,420)	—
Increase (decrease) in deferred revenue	49,717	(291,063)
Increase in accrued payroll and related benefits	285,991	164,410
Decrease in income taxes payable	(27,535)	(300,078)
Decrease in other accrued liabilities	(73,657)	(52,567)
Increase in other non-current liabilities	—	87,306

Total adjustments	(225,084)	163,589

Net cash provided by operating activities	1,392,896	255,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	356,588	11,959
Proceeds from sales of property and equipment	—	65,718
Purchases of businesses and investments, net of cash acquired	(145,204)	(47,800)
Property and equipment additions	(180,351)	(90,815)

Net cash provided by (used in) investing activities	31,033	(60,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital paid in by partners	131,309	—
Repayment of paid-in capital to partners	(11,007)	—
Payment to AW-SC	(278,000)	—
Purchase of treasury shares	—	(124,113)
Purchase of Accenture SCA Class I common shares	—	(7,132)
Distribution of partners’ pre-incorporation income	(1,228,687)	(763,619)
Proceeds from issuance of long-term debt	—	5,544
Repayment of long-term debt	(1,384)	(513)
Proceeds from issuance of short-term bank borrowings	261,781	250,675
Repayments of short-term bank borrowings	(213,239)	(286,074)

Net cash used in financing activities	(1,339,227)	(925,232)
Effect of exchange rate changes on cash and cash equivalents	(12,812)	(18,358)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,890	(748,652)
CASH AND CASH EQUIVALENTS, beginning of period	1,270,516	1,880,083

CASH AND CASH EQUIVALENTS, end of period	$1,342,406	$1,131,431

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars except share and per share amounts)
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Accenture Ltd (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2001, included in the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2002. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months and six months ended February 28, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2001	2002	2001	2002
Partnership income before partner distribution	$419,539	$—	$1,617,980	$—
Net income	—	10,611	—	92,287
Foreign currency translation adjustments	16,264	(25,786)	(12,812)	(18,358)
Unrealized gains (losses) on marketable securities, net of reclassification adjustments	(63,291)	2,132	(660,281)	8,670

Comprehensive income (loss)	$372,512	$(13,043)	$944,887	$82,599

3.    INVESTMENTS

Management conducts a quarterly impairment review of each investment in the portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments for investments are recognized if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Other-than-temporary impairments were $19,247 and $220,189 for the three months ended February 28, 2001 and 2002, respectively, and $46,804 and $310,189 for the six months ended February 28, 2001 and 2002, respectively.

After exploring a number of alternatives, the Company has decided to sell substantially all of its minority ownership interests in its venture and investment portfolio that could cause volatility in future earnings. The Company expects to receive offers that allow it to retain a modest percentage of ownership in the venture and investment portfolio through an ongoing alliance with the buyer. Related to this decision, the Company’s other-than-temporary impairments on investments for the three months ended February 28, 2002 included a charge of $212 million, before and after tax, related to investment writedowns of its venture and investment portfolio and the loss it expects to incur on this sale transaction. The Company has engaged an investment bank and is currently in discussions with potential purchasers. The Company hopes to complete the transaction by the end of the calendar year.

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

Accenture’s chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets. The reportable operating segments are the Company’s five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources.

Certain changes have been made to the prior-period amounts in order to conform with the current period presentation. The most significant of these changes was the elimination of interest expense from the five operating groups’ operating income and the elimination of interest credits from Other’s operating income. Also, certain consolidated affiliated companies’ revenues and operating income (loss) results are included in the five operating groups’ results rather than being reported in Other.

Reportable Segments

Three months ended February 28, 2001	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$809,447	$706,139	$237,794	$642,423	$473,994	$11,901	$2,881,698
Operating income (loss)*	152,295	164,679	14,769	121,908	73,516	(4,469)	522,698

Three months ended February 28, 2002	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$751,366	$662,639	$323,687	$646,975	$525,431	$3,191	$2,913,289
Operating income (loss)	74,341	65,999	51,736	138,528	62,273	(4,598)	388,279

Six months ended February 28, 2001	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$1,674,317	$1,464,702	$450,897	$1,174,827	$934,744	$13,509	$5,712,996
Operating income*	412,993	435,315	45,243	270,374	195,449	2,727	1,362,101

Six months ended February 28, 2002	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$1,494,581	$1,379,346	$660,206	$1,296,804	$1,066,339	$4,643	$5,901,919
Operating income (loss)	129,660	156,804	114,634	258,844	143,774	(1,180)	802,536

*	Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts)
(Unaudited)

5.    EARNINGS PER SHARE (EPS)

	Three Months Ended February 28, 2002		Six Months Ended February 28, 2002
	Basic	Diluted	Basic	Diluted
Net income available for Class A common shareholders	$10,611	$10,611	$92,287	$92,287
Minority interest (1)	—	14,166	—	132,628

Net income for per share calculation	$10,611	$24,777	$92,287	$224,915

Basic weighted average Class A common shares	409,576,609	409,576,609	410,027,002	410,027,002
Class A common shares issuable upon redemption of minority interest (1)	—	595,344,522	—	595,401,240
Employee compensation related to Class A common shares	—	28,465,278	—	20,427,088
Employee share purchase program related to Class A common shares	—	2,408,349	—	1,702,488

Weighted average Class A common shares	409,576,609	1,035,794,758	410,027,002	1,027,557,818

Earnings per Class A common share	$0.03	$0.02	$0.23	$0.22

(1)	Accenture Class A common shares issuable or exchangeable upon redemption or exchange of shares held by Accenture SCA Class I common shareholders and Accenture Canada Holdings Inc. shareholders.

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

6.    RELATED PARTIES

Amounts due to/due from related parties at August 31, 2001 and February 28, 2002 were primarily payable to/receivable from those individuals who were partners of Accenture prior to May 31, 2001, in respect of pre-incorporation transactions.

7.    BUSINESS COMBINATIONS

On February 28, 2002, the Company increased its ownership interest in e-peopleserve Ltd., a human resource outsourcing business, from approximately 50 to 100 percent. The purchase price for the additional interest, including assumed liabilities, was $115 million primarily consisting of a $70 million cash payment and $35 million to be paid over a five year period. The contract also includes an earn-out provision which could result in up to $187 million of additional purchase price over a five year period. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” resulted in a preliminary allocation of $96 million to non tax-deductible goodwill and $10 million to finite-lived intangibles. The pro forma effects on operations are not material.

On December 31, 2001, the Company increased its ownership interest in Avanade, Inc. from approximately 50 percent to 78 percent. The purchase price for the additional interest was $81 million, of which $31 million represented 1,259,272 Class A common shares of Accenture Ltd and $50 million represented Avanade, Inc. shares repurchased by Avanade, Inc. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS 141, resulted in a preliminary allocation of $57 million to non tax-deductible goodwill and $4 million to finite-lived intangibles. The pro forma effects on operations are not material.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Combined and Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K filed on April 15, 2002, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K.

All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “2001” or “fiscal year 2001” means the 12-month period that ended on August 31, 2001. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Forward-Looking Statements and Certain Factors That May Affect Our Business

We have included in this Quarterly Report on Form 10-Q forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or implied in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•	A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

•
Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	Our engagements with clients may not be profitable.

•	If our affiliates or alliances do not succeed, we may not be successful in implementing our growth strategy.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	The consulting, technology and outsourcing markets are highly competitive, and we may not be able to compete effectively.

•	If we are unable to attract and retain employees in appropriate numbers, we will not be able to compete effectively and will not be able to grow our business.

•
Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate our partners and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our profitability will suffer if we are not able to maintain our prices and utilization rates and control our costs.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•	Our share price may decline due to the large number of Class A common shares eligible for future sale.

•	We may be named in lawsuits as a result of Arthur Andersen’s current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen.

•
We are registered in Bermuda, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

For a more detailed discussion of these factors, see the information under the heading “Business—Forward-Looking Statements and Certain Factors That May Affect our Business” in the reports and other documents that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended August 31, 2001. We undertake no obligation to update or revise any forward-looking statements.

Overview

The results of our operations are affected by the level of economic activity and change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these technological and market changes early in their cycles is a key driver of our performance. Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives in order to manage costs as a percentage of revenues.

Prior to May 31, 2001, we operated as a series of related partnerships and corporations under the control of our partners. We now operate in a corporate structure. As a business, whether in partnership form or in a corporate structure, our profitability is driven by many of the same factors. Revenues are driven by our partners’ and senior executives’ ability to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to offer market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis. While current economic conditions have caused some clients to reduce or defer their expenditures for consulting services, we believe we have gained market share in this environment. Despite the slowdown in the economy, we are positioning ourselves to achieve revenue growth through our business transformation outsourcing solutions, among other areas. While new contract bookings were strong in the first half of fiscal 2002, such bookings include an increasing proportion of transformational outsourcing contracts which have varying levels of impact on near-term revenue growth. We are unable to predict the level of impact that the current economic environment will have on our ability to secure contracts for new engagements.

Cost of services is primarily driven by the cost of client service personnel, which consists primarily of compensation and other personnel costs. Cost of services as a percentage of revenues is driven by the productivity of our client service workforce. Chargeability, or utilization, represents the percentage of our professionals’ time spent on billable work. We plan and manage our headcount to meet the anticipated demand for our services. For example, in 2001, we announced initiatives to reduce our staff in certain parts of the world, in certain skill groups and in some support positions. Selling and marketing expense is driven primarily by development of new service offerings, the level of concentration of clients in a particular industry or market, client targeting, image development and brand-recognition activities. General and administrative costs generally correlate with changes in headcount and activity levels in our business.

Presentation

As a result of a restructuring in 1989, we and our “member firms,” which are now our subsidiaries, became legally separate and distinct from the Arthur Andersen firms. Thereafter, until August 7, 2000, we had contractual relationships with an administrative entity, Andersen Worldwide, and indirectly with the separate Arthur Andersen firms under various member firm agreements whereby we and our member firms, on the one hand, and Arthur Andersen and its member firms, on the other hand, were two stand-alone business units linked through such agreements to Andersen Worldwide for administrative and other services. Following arbitration proceedings between us and Andersen Worldwide and Arthur Andersen that were completed in August 2000, the tribunal terminated our contractual relationships with the Andersen Worldwide administrative entity and all Arthur Andersen member firms. On January 1, 2001, we began to conduct business under the name Accenture.

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

Segments

Our five reportable operating segments are our operating groups (formerly referred to as global market units), which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes it is a better indicator of operating group performance than revenues. Generally, operating expenses for each operating group have similar characteristics and are subject to the same drivers, pressures and challenges. While most operating expenses apply to all segments, some sales and marketing expenses are typically lower as a percentage of revenues in industry groups whose client base is concentrated and higher in industry groups whose client base is more fragmented. The discussion and analysis related to each operational expense category applies to all segments, unless otherwise indicated.

In the first quarter of fiscal 2002 we made certain changes in the format of information presented to the chief executive officer. The most significant of these changes was the elimination of interest expense from the five operating groups’ operating income and the elimination of interest credit from Other’s operating income. Also, the consolidated affiliated companies’ revenue and operating income (loss) results are included in the five operating groups’ results rather than being reported in Other. Segment results for all periods presented have been revised to reflect these changes.

Revenues

Revenues include all amounts that are billable to clients. Revenues are recognized on a time-and-materials basis, or on a percentage-of-completion basis, depending on the contract, as services are provided by employees and subcontractors. In fiscal 2001, approximately 54% of our revenues were attributable to activities in the Americas, 39% of our revenues were attributable to our activities in Europe, the Middle East and Africa, and 7% of our revenues were attributable to our activities in the Asia/Pacific region.

Revenues before reimbursements include the margin earned on computer hardware and software resale contracts, as well as revenues from alliance agreements, neither of which is material to us. Reimbursements, including those relating to travel and out-of-pocket expenses, and other similar third party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

Client prepayments (even if nonrefundable) are deferred, i.e., classified as a liability, and recognized over future periods as services are delivered or performed.

Generally, our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize these contracts as backlog. Normally if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, services performed and reimbursable expenses incurred by us through the date of termination.

While we have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types, we have been moving away from contracts that are priced solely on a time-and-materials basis toward contracts that also include incentives related to costs incurred, benefits produced and our adherence to schedule. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to deliver defined goals. The trend to include greater incentives in our contracts related to costs incurred, benefits produced or adherence to schedule, may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable.

We have experienced pricing pressures over the last year as a result of the difficult economic environment, which have eroded our revenues somewhat. However, we have also implemented cost-management programs such that operating margins have been maintained or improved over this period. Current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters.

Operating Expenses

Operating expenses include variable and fixed direct and indirect costs that are incurred in the delivery of our solutions and services to clients. The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs.

We record bonuses to our partners and associate partners based on our quarterly and annual results as compared to our budgets and taking into account other factors, including industry-wide results and the general economic environment. These costs are reflected in cost of services, sales and marketing, and general and administrative costs in relation to the activities performed by our partners and associate partners.

Cost of Services

Cost of services includes the direct costs to provide services to our clients. Such costs generally consist of compensation for client service personnel, the cost of subcontractors hired as part of client service teams, costs directly associated with the provision of client service, such as facilities for outsourcing contracts and the recruiting, training, personnel development and scheduling costs of our client service personnel. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

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

Gain (Loss) on Investments

Gain (loss) on investments primarily represents gains and losses on the sales of marketable securities and writedowns on investments in securities. These fluctuate over time, are not predictable and may not recur. Beginning on September 1, 2000, they also include changes in the fair market value of equity holdings considered to be derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.

Interest Income

Interest income represents interest earned on cash and cash equivalents. Interest income also includes interest earned on a limited number of client engagement receivables when we agree in advance to finance those receivables for our clients beyond the normal billing and collection period.

Interest Expense

Interest expense reflects interest incurred on borrowings and certain other liabilities.

Other Income (Expense)

Other income (expense) consists of currency exchange gains (losses) and the recognition of income from the vesting of options for services by our representatives on the boards of directors of some of those companies in which we have invested. In general, we earn revenues and incur related costs in the same currency. We hedge significant planned movements of funds between countries, which potentially give rise to currency exchange gains (losses).

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

Minority Interest

Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners have in our subsidiary Accenture SCA and the equity interest that some of our partners have in our subsidiary Accenture Canada Holdings Inc. See “Business—Accenture Organizational Structure” in our

Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The resulting net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd. Effective in January 2002 minority interests also include immaterial amounts attributable to minority shareholders in our subsidiary, Avanade, Inc.

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

Critical Accounting Policies and Estimates

Revenue Recognition

We derive substantially all our revenues from contracts for management and technology service offerings and solutions that we develop, implement and manage for our clients. Depending on the terms of the contract, revenues are recognized on a time-and-materials basis or on a percentage-of-completion basis as services are provided by our employees, and to a lesser extent, subcontractors. Revenues from time-and-materials service contracts are recognized as the services are provided. Revenues from long-term system integration contracts are recognized based on the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenues and income, are reflected in the financial statements in the period in which they are first identified.

Each contract has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about recognizing revenue. While we have many types of contracts including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types, we have been moving away from contracts that are priced solely on a time-and-materials basis toward contracts that also include incentives related to costs incurred, benefits produced and our adherence to schedule. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to deliver defined goals. For systems integration contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Incentives relating to non-systems integration projects are not recorded until the contingency is achieved.

In recent years, our outsourcing business has increased significantly. Determining revenue and margins on outsourcing contracts requires judgment. Typically the terms of these contracts span several years. In a number of these arrangements we hire client employees and become responsible for client obligations. Revenues are recognized as services are performed or as transactions are processed in accordance with contractual standards, and costs on outsourcing contracts are generally charged to expense as incurred. This typically results in a relatively stable margin percentage over the life of the contract. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are not recorded until the contingency is achieved.

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company with offices in 47 countries, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. To determine the quarterly tax rate we are required to estimate full year income and the related income tax expense in each jurisdiction. The estimated effective tax rate, so determined, is adjusted for the tax related to significant unusual items. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

Valuation of Investments

Gains and losses on investments are not predictable and can cause fluctuations in net income. Management conducts periodic impairment reviews of each investment in our portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in the income statement if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Judgment is required to first determine the market value of each investment and then to assess whether impairments are temporary or other-than-temporary. Changes in the market value of equity derivatives are reflected in the income statement in the current period. Adverse changes in the financial condition of our investments could result in impairment charges.

After exploring a number of alternatives, we have decided to sell substantially all of our minority ownership interests in our venture and investment portfolio that could cause volatility in our future earnings. We expect to receive offers that allow us to retain a modest percentage of ownership in the venture and investment portfolio through an ongoing alliance with the buyer. Related to this decision, our loss on investments in the three months ended February 28, 2002 included a charge of $212 million, before and after tax, related to investment writedowns of our venture and investment portfolio and the loss we expect to incur on this sale transaction. After giving effect to the charge, our venture and investment portfolio has a net book value of $109 million, $58 million of which is hedged. We expect to receive offers that allow us to retain a modest percentage ownership of the subsidiary in connection with an ongoing alliance with the buyer. We have engaged an investment bank and are currently in discussions with potential purchasers. We hope to complete the transaction by the end of the calendar year.

We will continue to make investments and will accept equity and equity-linked securities using guidelines intended to eliminate volatility, but will discontinue venture capital investing.

Historical Results of Operations

The following table sets forth the unaudited percentage of revenues represented by items in our Combined and Consolidated Income Statements for the periods presented.

	Three months ended February 28,		Six months ended February 28,
	2001	2002	2001	2002
Revenues:
Revenues before reimbursements	85%	85%	86%	87%
Reimbursements	15	15	14	13

Revenues	100	100	100	100
Operating expenses:*
Cost of services:*
Cost of services before reimbursable expenses*	46	50	44	52
Reimbursable expenses	15	15	14	13

Cost of services*	61	65	58	65
Sales and marketing*	7	12	7	11
General and administrative costs*	12	12	12	12
Reorganization and rebranding costs	5	—	2	—

Total operating expenses*	85	89	79	88
Operating income (1)*	15	11	21	12
Gain (loss) on investments, net	(1)	(6)	3	(5)
Interest income	1	n/m	1	n/m
Interest expense	n/m	n/m	n/m	n/m
Other income (expense)	1	n/m	n/m	n/m
Equity in losses of affiliates	(1)	n/m	(1)	n/m

Income before taxes*	15	5	24	7
Provision for taxes	3	4	2	4

Income before minority interest and accounting change*	12	1	22	3
Minority interest	—	(1)	—	(2)

Income before accounting change*	12	—	22	1
Cumulative effect of accounting change	—	—	3	—

Partnership income before partner distributions*	12%		25%

Net income*		—%		1%

n/m	= not meaningful
*	Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.
(1)
Operating income as a percentage of revenues before reimbursements was 18% and 13% for the three months ended February 28, 2001 and 2002, respectively and 24% and 14% for the six months ended February 28, 2001 and 2002, respectively.

We provide services through five operating groups. The following table provides unaudited financial information for each of these operating groups.

	Three months ended February 28,		Six months ended February 28,
	2001	2002	2001	2002
Revenues:
Communications & High Tech	$810	$751	$1,674	$1,495
Financial Services	706	663	1,465	1,379
Government	238	324	451	660
Products	642	647	1,175	1,297
Resources	474	525	935	1,066
Other	12	3	13	5

Total revenues before reimbursements	2,882	2,913	5,713	5,902
Reimbursements	502	497	909	917

Total	$3,384	$3,410	$6,622	$6,819

Revenues as a percentage of total:
Communications & High Tech	24%	22%	25%	22%
Financial Services	21	19	22	20
Government	7	10	7	10
Products	19	19	18	19
Resources	14	15	14	16
Other	n/m	n/m	n/m	n/m

Total revenues before reimbursements	85	85	86	87
Reimbursements	15	15	14	13

Total	100%	100%	100%	100%

Operating Income:
Communications & High Tech	$152	$74	$413	$130
Financial Services	165	66	435	157
Government	15	52	45	114
Products	122	139	270	259
Resources	74	62	196	144
Other	(5)	(5)	3	(1)

Total	$523	$388	$1,362	$803

Operating Income as a percentage of total:
Communications & High Tech	29%	19%	30%	16%
Financial Services	32	17	32	20
Government	3	13	3	14
Products	23	36	20	32
Resources	14	16	15	18
Other	(1)	(1)	n/m	n/m

Total	100%	100%	100%	100%

Operating Income as a percentage of total revenues before reimbursements by operating group:
Communications & High Tech	19%	10%	25%	9%
Financial Services	23	10	30	11
Government	6	16	10	17
Products	19	21	23	20
Resources	16	12	21	14
Other	n/m	n/m	n/m	n/m
Operating Income as a percentage of revenues before reimbursements	18%	13%	24%	14%

Operating Income as a percentage of revenues	15%	11%	21%	12%

n/m = not meaningful

Pro Forma Financial Information

The following pro forma consolidated income statements for the three months ended February 28, 2001 and for the six months ended February 28, 2001 are based on our historical financial statements.

The pro forma consolidated income statements give effect to the following as if they occurred on September 1, 2000:

•	the transactions related to our transition to a corporate structure;

•	compensation payments to employees who were partners prior to our transition to a corporate structure;

•	provision for corporate income taxes; and

•	our initial public offering in July 2001.

The pro forma as adjusted consolidated income statements give effect to the pro forma adjustments described above and also to the exclusion of one-time rebranding costs incurred in connection with our name change to Accenture. Management believes that this pro forma as adjusted information provides useful supplemental information in understanding its results of operations.

The pro forma and pro forma as adjusted consolidated income statement for the six months ended February 28, 2001 excludes the effect of a cumulative change in accounting principle to implement SFAS 133.

The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

This information and the accompanying notes should be read in conjunction with our historical financial statements and the related notes. The information presented is not necessarily indicative of the results of operations or financial position that might have occurred had the events described above actually taken place as of the dates specified or that may be expected to occur in the future.

Pro Forma Consolidated Income Statement For the Three Months Ended February 28, 2001
(Unaudited)

	As reported	Adjustments		Pro forma	As adjusted adjustments		Pro forma as adjusted	% of revenues
	(in millions, except percentages and share and per share data)
Revenues:
Revenues before reimbursements	$2,882	$—		$2,882	$—		$2,882	85%
Reimbursements	502	—		502	—		502	15

Revenues	3,384	—		3,384	—		3,384	100
Operating expenses:
Cost of services:*
Cost of services before reimbursable expenses*	1,560	232	(a)	1,792	—		1,792	53
Reimbursable expenses	502	—		502	—		502	15

Cost of services*	2,062	232		2,294	—		2,294	68
Sales and marketing*	251	94	(a)	345	—		345	10
General and administrative costs*	389	3	(a)	392	—		392	12
Reorganization and rebranding costs	159	(8	)(b)	151	(151	)(g)	—	n/m

Total operating expenses*	2,861	321		3,182	(151)		3,031	90

Operating income*	523	(321)		202	151		353	10
Loss on investments, net	(30)	—		(30)	—		(30)	(1)
Interest income	20	—		20	—		20	1
Interest expense	(6)	(5	)(c)	(11)	—		(11)	n/m
Other income (expense)	17	—		17	—		17	1
Equity in losses of affiliates	(21)	—		(21)	—		(21)	(1)

Income before taxes*	503	(326)		177	151		328	10
Provision for taxes	83	(13	)(d)	70	59	(d)	129	4

Income before minority interest and accounting change*	420	(313)		107	92		199	6
Minority interest	—	(64	)(e)	(64)	(54	)(e)	(118)	(4)

Income before accounting change*	$420	$(377)		$43	$38		$81	2%

Earnings per share:
—basic				$0.11			$0.20

—diluted				$0.11			$0.20

Outstanding shares at August 31, 2001:
—basic				412,705,954 (f)			412,705,954 (f)

—diluted				1,008,163,290 (f)			1,008,163,290 (f)

n/m=not	meaningful
*	Historical information excludes payments for partner distributions with respect to periods ended on or prior to May 31, 2001.

Pro Forma Consolidated Income Statement for the Six Months Ended February 28, 2001
(Unaudited)

	As reported	Adjustments		Pro forma	As adjusted adjustments		Pro forma as adjusted	% of revenues
	(in millions, except percentages and share and per share data)
Revenues:
Revenues before reimbursements	$5,713	$—		$5,713	$—		$5,713	86%
Reimbursements	909	—		909	—		909	14

Revenues	6,622	—		6,622	—		6,622	100
Operating expenses:
Cost of services:*
Cost of services before reimbursable expenses*	2,943	559	(a)	3,502	—		3,502	53
Reimbursable expenses	909	—		909	—		909	14

Cost of services*	3,852	559		4,411	—		4,411	67
Sales and marketing*	453	219	(a)	672	—		672	10
General and administrative costs*	765	32	(a)	797	—		797	12
Reorganization and rebranding costs	189	(13	)(b)	176	(176	)(g)	—	—

Total operating expenses*	5,259	797		6,056	(176)		5,880	89

Operating income*	1,363	(797)		566	176		742	11
Gain on investments, net	189	—		189	—		189	3
Interest income	42	—		42	—		42	1
Interest expense	(11)	(10	)(c)	(21)	—		(21)	n/m
Other income (expense)	24	—		24	—		24	n/m
Equity in losses of affiliates	(41)	—		(41)	—		(41)	(1)

Income before taxes*	1,566	(807)		759	176		935	14
Provision for taxes	136	168	(d)	304	70	(d)	374	6

Income before minority interest and accounting change*	1,430	(975)		455	106		561	8
Minority interest	—	(269	)(e)	(269)	(63	)(e)	(332)	(5)

Income before accounting change*	$1,430	$(1,244)		$186	$43		$229	3%

Earnings per share:
—basic				$0.45			$0.56

—diluted				$0.45			$0.56

Outstanding shares at August 31, 2001:
—basic				412,705,954 (f)			412,705,954 (f)

—diluted				1,008,163,290 (f)			1,008,163,290 (f)

n/m= not meaningful
*	Historical information excludes payments for partner distributions with respect to periods ended on or prior to May 31, 2001.

Notes to Pro Forma Financial Information
(Unaudited)
(in millions, except share and per share data)

(a)
Adjustments totaling $329 and $810 for the three months ended February 28, 2001 and for the six months ended February 28, 2001, respectively, reflect the effects of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 2000. Prior to having a corporate structure, payments to our partners were generally accounted for as distributions of partners’ income, rather than compensation expense. For the three months ended February 28, 2001 and for the six months ended February 28, 2001, respectively, compensation and benefit costs of partners have been allocated 70% and 69% to cost of services, 29% and 27% to sales and marketing, and 1% and 4% to general and administrative costs based on an estimate of the time spent on each activity at the appropriate cost rates.

The compensation plan adopted upon our transition to a corporation includes a fixed salary, benefits and performance-based bonuses. All elements of the new compensation plan, including bonuses, have been reflected in the pro forma adjustments because our partners would have earned the bonuses based on our results of operations for the historical periods. Benefit costs are medical, dental and payroll taxes, all of which are based on estimated costs that would have been incurred had these benefits been in place during the historical periods.

(b)
One-time reorganization costs were incurred during the year ended August 31, 2001. Reorganization costs for the three months ended February 28, 2001 and for the six months ended February 28, 2001 include $8 and $13, respectively, of restructuring costs relating to our transition to a corporate structure.

(c)
Reflects adjustments of $5 and $10 for the three months ended February 28, 2001 and for the six months ended February 28, 2001, respectively, representing estimated interest expense on early-retirement benefits payable to partners.

(d)
Reflects adjustments for an estimated income tax provision as if we had operated in a corporate structure at a pro forma tax rate of 40%. For periods ended on or prior to May 31, 2001, we operated through partnerships in many countries. Therefore, we generally were not subject to income taxes in those countries. Taxes related to income earned by our partnerships were the responsibility of the individual partners. In other countries, we operated through corporations, and in these circumstances we were subject to income taxes.

(e)
Minority interests for the three months ended February 28, 2001 and for the six months ended February 28, 2001 are based on the assumption that minority interests as of August 31, 2001 existed throughout the fiscal year. As of August 31, 2001 partners owned a 59% minority interest in Accenture SCA and Accenture Canada Holdings Inc. Since Accenture Ltd is the sole general partner of Accenture SCA and owns the majority of the voting shares, Accenture Ltd consolidates Accenture SCA and its subsidiaries. Although the other shareholders of Accenture SCA hold more than 50% of the economic interest in Accenture SCA, they do not have voting control and therefore are considered to be a minority interest.

(f)
Earnings per share calculations for the three months ended February 28, 2001 and for the six months ended February 28, 2001 are based on the assumption that shares and share equivalents outstanding as of August 31, 2001 were outstanding throughout the year. For the purposes of the pro forma earnings per share calculation, diluted outstanding shares include Accenture Class A common shares issuable or exchangeable upon redemption or exchange of shares held by SCA Class I common shareholders and Accenture Canada Holdings Inc. shareholders. The weighted average shares outstanding, basic and diluted, were calculated based on:

Share issuances	Basic	Diluted
Accenture Ltd Class A common shares	343,307,238	343,307,238
Accenture SCA Class I common shares	—	587,296,594
Accenture Canada Holdings Inc. exchangeable shares	—	8,160,742
Restricted share units	69,398,716	69,398,716

Weighted average shares outstanding	412,705,954	1,008,163,290

(g)
One-time rebranding costs were incurred during the three months ended February 28, 2001 and during the six months ended February 28, 2001. Rebranding costs for the three months ended February 28, 2001 and for the six months ended February 28, 2001 include $66 for the amortization of intangible assets relating to the final resolution of arbitration with Andersen Worldwide and Arthur Andersen as well as $85 and $110, respectively, from changing our name to Accenture. These amounts are considered pro forma as adjusted adjustments due to their nonrecurring nature.

Three Months Ended February 28, 2002 Compared to Three Months Ended February 28, 2001

Our results of operations in respect of periods ended on or prior to May 31, 2001 reflect the fact that we operated as a series of related partnerships and corporations prior to that date, and our results of operations in respect of periods ending after May 31, 2001 reflect that we commenced operations in corporate structure on that date. Accordingly, in order to provide a more meaningful comparison of our results for the three months ended February 28, 2002 as compared to the three months ended February 28, 2001, we comment below on our results for those periods both on a historical basis and a pro forma as adjusted basis.

Revenues

Revenues for the three months ended February 28, 2002 were $3,410 million, an increase of $26 million, or 1%, over the three months ended February 28, 2001. Revenues before reimbursements for the three months ended February 28, 2002 were $2,913 million, an increase of $31 million, or 1%, over the three months ended February 28, 2001 in U.S. dollars. In local currency terms, revenues before reimbursements for the three months ended February 28, 2002 grew by 3% over the three months ended February 28, 2001. Our revenues before reimbursements in Europe, the Middle East and Africa grew by 12% in U.S. dollars and 16% in local currency terms, revenues before reimbursements in the Americas declined by 6% in U.S. dollars and 5% in local currency terms and revenues before reimbursements in Asia/Pacific declined by 8% in U.S. dollars while local currency revenues were flat. Growth in transformational outsourcing more than offset a decline in consulting revenues.

We have experienced pricing pressures over the last year as a result of the difficult economic environment, which have eroded our revenues somewhat. However, we have also implemented cost-management programs such that operating margins have been maintained or improved over this period. Current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters.

Our Communications & High Tech operating group achieved revenues before reimbursements of $751 million in the three months ended February 28, 2002, a decrease of 7% from the three months ended February 28, 2001, primarily due to global economic weakening in the Communications and Electronics & High Tech industries which this operating group serves. Our Financial Services operating group achieved revenues before reimbursements of $663 million in the three months ended February 28, 2002, a decrease of 6% from the three months ended February 28, 2001, primarily due to the impact of the economic downturn on the Capital Markets industry group. The weakening in our Capital Markets industry group was partially offset by strong growth in our Health Services industry group in North America and Europe. Our Government operating group achieved revenues before reimbursements of $324 million in the three months ended February 28, 2002, an increase of 36% over the three months ended February 28, 2001, primarily driven by strong growth in North America and Europe. Our Products operating group achieved revenues before reimbursements of $647 million in the three months ended February 28, 2002, an increase of 1% over the three months ended February 28, 2001, as a result of strong growth in our Retail industry group in Europe. Our Resources operating group achieved revenues before reimbursements of $525 million in the three months ended February 28, 2002, an increase of 11% over the three months ended February 28, 2001, as a result of strong growth in our Chemicals and Energy industry groups in North America and strong growth in our Utilities industry group in Europe.

Operating Expenses

Operating expenses in the three months ended February 28, 2002 were $3,022 million, an increase of $161 million, or 6%, over the three months ended February 28, 2001 and an increase as a percentage of revenues from 85% in the three months ended February 28, 2001 to 89% in the three months ended February 28, 2002. This increase as a percentage of revenues resulted from higher employee compensation costs. Following our transition to a corporate structure, operating expenses include partner compensation, which consists of salary, variable compensation and benefits. Our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by the partners.

Operating expenses for the three months ended February 28, 2002 decreased $9 million, or 0%, over the pro forma as adjusted operating expenses for the three months ended February 28, 2001, and decreased as a percentage of revenues from 90% in the three months ended February 28, 2001 to 89% in the three months ended February 28, 2002.

We continue to implement long-term and short-term cost-management initiatives aimed at keeping overall growth in operating expenses less than the growth in revenues. Our long-term initiatives focus on global reductions in infrastructure costs. In addition, moving toward Web-enabled and other lower-cost distribution methods has reduced the costs of delivering training. Our short-term initiatives focus on reducing variable costs, such as limiting travel and meeting costs and the deferral of non-critical initiatives.

Cost of Services

Cost of services was $2,205 million in the three months ended February 28, 2002, an increase of $143 million, or 7%, over the three months ended February 28, 2001 and an increase as a percentage of revenues from 61% in the three months ended February 28, 2001 to 65% in the three months ended February 28, 2002. Cost of services before reimbursable expenses was $1,708 million in the three months ended February 28, 2002, an increase of $149 million, or 10%, over the three months ended February 28, 2001 and an increase as a percentage of revenues before reimbursements from 54% in the three months ended February 28, 2001 to 59% in the three months ended February 28, 2002. These increases largely reflect higher compensation costs following our transition to a corporate structure.

Cost of services before reimbursements for the three months ended February 28, 2002 decreased $84 million, or 5%, over the pro forma as adjusted cost of services for the three months ended February 28, 2001 and decreased as a percentage of revenues from 53% for the three months ended February 28, 2001 to 50% for the three months ended February 28, 2002. This decrease as a percentage of revenues can be attributed primarily to improved margins on certain contracts, as well as lower recruiting and training delivery costs. The slowdown in the global economy in the second half of fiscal year 2001 led us to redirect some of our resources to selling and marketing efforts in order to promote our business. However, these cost of service reductions were partially offset by higher employee compensation costs.

Sales and Marketing

Sales and marketing expense was $399 million in the three months ended February 28, 2002, an increase of $148 million, or 59%, over the three months ended February 28, 2001 and an increase as a percentage of revenues from 7% in the three months ended February 28, 2001 to 12% in the three months ended February 28, 2002. These increases were primarily due to higher compensation expense following our transition to a corporate structure.

Sales and marketing expense for the three months ended February 28, 2002 increased $54 million, or 16%, over the pro forma as adjusted sales and marketing expense for the three months ended February 28, 2001, and increased as a percentage of revenues from 10% in the three months ended February 28, 2001 to 12% in the three months ended February 28, 2002. The slowdown in the global economy in the second half of fiscal year 2001 led us to increase our selling and marketing efforts in order to promote our business.

General and Administrative Costs

General and administrative costs were $418 million in the three months ended February 28, 2002, an increase of $29 million, or 7%, over the three months ended February 28, 2001 and remained constant as a percentage of revenues at 12%.

General and administrative costs for the three months ended February 28, 2002 increased $26 million, or 7%, over the pro forma as adjusted general and administrative costs for the three months ended February 28, 2001, and remained constant as a percentage of revenues at 12%.

Reorganization and Rebranding Costs

Reorganization and rebranding costs were $159 million, or 5% of revenues for the three months ended February 28, 2001. We incurred no reorganization and rebranding costs for the three months ended February 28, 2002. Reorganization costs for the three months ended February 28, 2001 included $8 million of restructuring costs relating to our transition to a corporate structure and rebranding costs included $151 million resulting from changing our name to Accenture. These costs are excluded from our pro forma as adjusted financial results as they are considered to be one-time items.

Operating Income

Operating income was $388 million in the three months ended February 28, 2002, a decrease of $135 million, or 26%, from the three months ended February 28, 2001 and a decrease as a percentage of revenues from 15% in the three months ended February 28, 2001 to 11% in the three months ended February 28, 2002. Operating income decreased as a percentage of revenues before reimbursements from 18% in the three months ended February 28, 2001 to 13% in the three months ended February 28, 2002.

Operating income for the three months ended February 28, 2002, increased $35 million, or 10%, over the pro forma as adjusted operating income for the three months ended February 28, 2001 and increased as a percentage of revenues from 10% in the three months ended February 28, 2001 to 11% in the three months ended February 28, 2002. Operating income as a percentage of revenues before reimbursements was 12% in the pro forma as adjusted results of operations for the three months ended February 28, 2001 and 13% for the three months ended February 28, 2002.

Gain (Loss) on Investments

Loss on investments totaled $211 million in the three months ended February 28, 2002, compared to a loss of $30 million in the three months ended February 28, 2001. After exploring a number of alternatives, we have decided to sell substantially all of our minority ownership interests in our venture and investment portfolio that could cause volatility in our future earnings. We expect to receive offers that allow us to retain a modest percentage of ownership in the venture and investment portfolio through an ongoing alliance with the buyer. Related to this decision, our loss on investments in the three months ended February 28, 2002 included a charge of $212 million, before and after tax, related to investment writedowns of our venture and investment portfolio and the loss we expect to incur on this sale transaction. After giving effect to the charge, our venture and investment portfolio has a net book value of $109 million, $58 million of which is hedged. We expect to receive offers that allow us to retain a modest percentage ownership of the subsidiary in connection with an ongoing alliance with the buyer. We have engaged an investment bank and are currently in discussions with potential purchasers. We hope to complete the transaction by the end of the calendar year.

Equity in Gains (Losses) of Affiliates

Equity in losses of affiliates totaled $13 million in the three months ended February 28, 2002, compared to losses of $21 million in the three months ended February 28, 2001. Amortization of negative goodwill was $5 million in the three months ended February 28, 2002 compared to $8 million in the three months ended

February 28, 2001. The results of Avanade, Inc. and related negative goodwill amortization were included in equity in losses of affiliates through December 31, 2001. Beginning January 1, 2002 Avanade, Inc. is being consolidated and its results are being included in operating income.

Provision for Taxes

Including the one-time charge of $212 million related to investment writedowns for which tax benefits are not expected to be realized, the effective tax rate for the three months ended February 28, 2002 was 85%. Excluding the one-time charge of $212 million to writedown investments, the effective tax rate for the three months ended February 28, 2002 was 38%. On a pro forma as adjusted basis, the effective tax rate for the three months ended February 28, 2001 was 40%. The actual effective tax rate for the three months ended February 28, 2001 is not comparable to the effective tax rate for the three months ended February 28, 2002 because, prior to May 31, 2001, we operated as a series of related partnerships and corporations and, therefore, generally did not pay income taxes as a corporation.

Minority Interest

Minority interest was $14 million in the three months ended February 28, 2002. Minority interest for the three months ended February 28, 2002 decreased $104 million, or 88%, over the pro forma as adjusted minority interest for the three months ended February 28, 2001, and remained constant as a percentage of income at 59%.

Six Months Ended February 28, 2002 Compared to Six Months Ended February 28, 2001

Our results of operations in respect of periods ended on or prior to May 31, 2001 reflect the fact that we operated as a series of related partnerships and corporations prior to that date, and our results of operations in respect of periods ending after May 31, 2001 reflect that we commenced operations in corporate structure on that date. Accordingly, in order to provide a more meaningful comparison of our results for the six months ended February 28, 2002 as compared to the six months ended February 28, 2001, we comment below on our results for those periods both on a historical basis and a pro forma as adjusted basis.

Revenues

Revenues for the six months ended February 28, 2002 were $6,819 million, an increase of $197 million, or 3%, over the six months ended February 28, 2001. Revenues before reimbursements for the six months ended February 28, 2002 were $5,902 million, an increase of $189 million, or 3%, over the six months ended February 28, 2001 in U.S. dollars. In local currency terms, revenues before reimbursements in the six months ended February 28, 2002 grew by 5% over the six months ended February 28, 2001. Our revenues before reimbursements in Europe, the Middle East and Africa grew by 19% in both U.S. dollars and local currency terms, revenues before reimbursements in the Americas declined by 7% in U.S. dollars and 5% in local currency terms and revenues before reimbursements in Asia/Pacific declined by 4% in U.S. dollars while increasing 3% in local currency terms. Growth in transformational outsourcing offset lower consulting revenues.

We have experienced pricing pressures over the last year as a result of the difficult economic environment, which have eroded our revenues somewhat. However, we have also implemented cost-management programs such that operating margins have been maintained or improved over this period. Current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters.

Our Communications & High Tech operating group achieved revenues before reimbursements of $1,495 million in the six months ended February 28, 2002, a decrease of 11% from the six months ended February 28, 2001, primarily due to global economic weakening in the Communications and Electronics & High Tech industries which this operating group serves. Our Financial Services operating group achieved revenues before reimbursements of $1,379 million in the six months ended February 28, 2002, a decrease of 6% from the six months ended February 28, 2001, primarily due to the impact of the economic downturn on the Capital Markets industry group. The weakening in our Capital Markets industry group in North America and Europe was partially offset by growth in our Health Services industry group in North America. Our Government operating group achieved revenues before reimbursements of $660 million in the six months ended February 28, 2002, an increase of 46% over the six months ended February 28, 2001, primarily driven by strong growth in North America and Europe. Our Products operating group achieved revenues before reimbursements of $1,297 million in the six months ended February 28, 2002, an increase of 10% over the six months ended February 28, 2001, as a result of strong growth in our Retail industry group in Europe. Our Resources operating group achieved revenues before reimbursements of $1,066 million in the six months ended February 28, 2002, an increase of 14% over the six months ended February 28, 2001, as a result of strong growth in our Chemicals industry group in North America, strong growth in our Energy industry group in Europe and Asia/Pacific and strong growth in our Utilities industry group in North America and Europe.

Operating Expenses

Operating expenses in the six months ended February 28, 2002 were $6,016 million, an increase of $756 million, or 14%, over the six months ended February 28, 2001 and an increase as a percentage of revenues from 79% in the six months ended February 28, 2001 to 88% in the six months ended February 28, 2002. These increases primarily resulted from higher employee compensation costs following our transition to a corporate structure.

Operating expenses for the six months ended February 28, 2002 increased $136 million, or 2%, over the pro forma as adjusted operating expenses for the six months ended February 28, 2001, and decreased as a percentage of revenues from 89% for the six months ended February 28, 2001 to 88% for the six months ended February 28, 2002.

Cost of Services

Cost of services was $4,431 million in the six months ended February 28, 2002, an increase of $579 million, or 15%, over the six months ended February 28, 2001 and an increase as a percentage of revenues from 58% in the six months ended February 28, 2001 to 65% in the six months ended February 28, 2002. Cost of services before reimbursable expenses was $3,514 million in the six months ended February 28, 2002, an increase of $571 million, or 19%, over the six months ended February 28, 2001 and an increase as a percentage of revenues before reimbursements from 52% in the six months ended February 28, 2001 to 60% in the six months ended February 28, 2002. These increases were primarily attributable to the exclusion of partner compensation from the prior period results.

Cost of services before reimbursements for the six months ended February 28, 2002 increased $12 million, or 0%, over the pro forma as adjusted cost of services before reimbursements for the six months ended February 28, 2001 and decreased as a percentage of revenues from 53% for the six months ended February 28, 2001 to 52% for the six months ended February 28, 2002. This decrease as a percentage of revenues can be attributed primarily to improved margins on certain contracts, as well as lower recruiting and training delivery costs. The slowdown in the global economy in the second half of fiscal year 2001 led us to redirect some of our resources to selling and marketing efforts in order to promote our business. However, these cost reductions were partially offset by higher employee compensation costs and severance costs.

Sales and Marketing

Sales and marketing expense was $759 million in the six months ended February 28, 2002, an increase of $306 million, or 68%, over the six months ended February 28, 2001 and an increase as a percentage of revenues from 7% in the six months ended February 28, 2001 to 11% in the six months ended February 28, 2002. These increases were primarily due to the higher compensation expense following our transition to a corporate structure.

Sales and marketing expense for the six months ended February 28, 2002 increased $87 million, or 13%, over the pro forma as adjusted sales and marketing expense for the six months ended February 28, 2001, and increased as a percentage of revenues from 10% in the six months ended February 28, 2001 to 11% in the six months ended February 28, 2002. The slowdown in the global economy which began in the second half of fiscal year 2001 led us to increase our selling and marketing efforts in order to promote our business.

General and Administrative Costs

General and administrative costs were $826 million in the six months ended February 28, 2002, an increase of $61 million, or 8%, over the six months ended February 28, 2001 and remained constant as a percentage of revenues.

General and administrative costs for the six months ended February 28, 2002 increased $29 million, or 4%, over the pro forma as adjusted general and administrative costs for the three months ended February 28, 2001, and remained constant as a percentage of revenues at 12%.

Reorganization and Rebranding Costs

Reorganization and rebranding costs were $189 million, or 3% of revenues for the six months ended February 28, 2001. We incurred no reorganization and rebranding costs for the six months ended February 28, 2002. Reorganization costs for the six months ended February 28, 2001 included $13 million of restructuring costs relating to our transition to a corporate structure and rebranding costs for the six months ended February 28, 2001 included $176 million resulting from changing our name to Accenture. These costs are excluded from our pro forma as adjusted financial results as they are considered to be one-time items.

Operating Income

Operating income was $803 million in the six months ended February 28, 2002, a decrease of $559 million, or 41%, from the six months ended February 28, 2001 and a decrease as a percentage of revenues from 21% in the six months ended February 28, 2001 to 12% in the six months ended February 28, 2002. Operating income decreased as a percentage of revenues before reimbursements from 24% in the six months ended February 28, 2001 to 14% in the six months ended February 28, 2002.

Operating income for the six months ended February 28, 2002, increased $61 million, or 8%, over the pro forma as adjusted operating income for the six months ended February 28, 2001 and increased as a percentage of revenues from 11% for the six months ended February 28, 2001 to 12% for the six months ended February 28, 2002. Operating income increased as a percentage of revenues before reimbursements from 13% in the pro forma as adjusted results of operations for the six months ended February 28, 2001 to 14% in the six months ended February 28, 2002.

Gain (Loss) on Investments

Losses on investments totaled $306 million for the six months ended February 28, 2002. This loss includes $212 million for the anticipated loss on the planned disposal of substantially all of our minority ownership interests in our venture and investment portfolio. The loss of $306 million also includes other-than-temporary impairment writedowns of $90 million recorded in the three months ended November 30, 2001.

Gains on investments totaled $189 million for the six months ended February 28, 2001. This gain represents the sale of $357 million of a marketable security purchased in 1995, net of other-than-temporary impairment investment writedowns of $41 million, and unrealized investment losses of $127 million.

Equity in Gains (Losses) of Affiliates

Equity in losses of affiliates totaled $6 million in the six months ended February 28, 2002, compared to losses of $42 million in the six months ended February 28, 2001. Amortization of negative goodwill was

$18 million in the six months ended February 28, 2002 compared to $12 million in the six months ended February 28, 2001.

Provision for Taxes

Including the one-time charge of $212 million related to investment writedowns for which tax benefits are not expected to be realized, the effective tax rate for the six months ended February 28, 2002 was 54%. Excluding the one-time charge of $212 million to writedown investments, the effective tax rate for the six months ended February 28, 2002 was 38%. On a pro forma as adjusted basis, the effective tax rate for the six months ended February 28, 2001 was 40%. The actual effective tax rate for the six months ended February 28, 2001 is not comparable to the effective tax rate for the three months ended February 28, 2002 because, prior to May 31, 2001, we operated as a series of related partnerships and corporations and, therefore, generally did not pay income taxes as a corporation.

Minority Interest

Minority interest was $133 million in the six months ended February 28, 2002. Minority interest for the six months ended February 28, 2002 decreased $199 million, or 60%, over the pro forma as adjusted minority interest for the six months ended February 28, 2001, and remained constant as a percentage of income at 59%.

Cumulative Effect of Accounting Change

The adoption of SFAS 133 resulted in cumulative income of $188 million on September 1, 2000, which represents the cumulative unrealized gains resulting from changes in the fair market value of equity holdings considered to be derivatives.

Liquidity and Capital Resources

We have historically relied on cash flow from operations, partner capital contributions and bank credit facilities to satisfy our liquidity and capital requirements. However, each year a portion of the distributions we made to our partners was made on a deferred basis, which significantly strengthened our working capital and enabled us to limit our external borrowings. Since May 2001, our liquidity needs on a short-term and long-term basis have been satisfied by cash flows from operations, debt capacity under existing and/or new credit facilities, and the net proceeds of the initial public offering in July 2001. We believe our short-term and long-term liquidity needs will be met through cash flows from operations and debt capacity. In addition, we may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions; or

•	respond to competitive pressures.

Our balance of cash and cash equivalents was $1,131 million at February 28, 2002 and $1,880 million at August 31, 2001, a decrease of $749 million, or 40%. The decrease is largely attributable to distributions to partners of partnership income earned for periods prior to our transition to a corporate structure and taxes paid in the U.S. related to our transition to a corporate structure, partially offset by earnings.

Net cash provided by operating activities was $256 million in the six months ended February 28, 2002, a decrease of $1,137 million from the six months ended February 28, 2001, primarily due to lower net income for the six months ended February 28, 2002 as compared with partnership income before partner distributions in the prior years. As a result of our conversion to a corporate structure, net income includes partner compensation and income taxes not included in partnership income before partner distributions. Net cash used in investing activities was $61 million in the six months ended February 28, 2002, compared to net cash provided by investing activities of $31 million in the six months ended February 28, 2001, primarily due to reduced proceeds from the sale of investments. Net cash used in financing activities was $925 million in the six months ended February 28, 2002, a decrease of $414 million from the six months ended February 28, 2001, primarily due to reduced pre-incorporation earnings distributions to our partners.

Because we have historically deferred the distribution of a portion of our partners’ current year earnings into the subsequent fiscal year, these earnings have been available for a period of time to meet liquidity and working capital requirements. These distributable earnings, temporarily retained and distributed in the subsequent fiscal year, totaled $1,130 million and $819 million at August 31, 2000 and 2001, respectively. At May 31, 2001, we reclassified the final distributable earnings from the capital accounts to current liabilities. Distribution to our partners of pre-incorporation earnings, net of partner receivables owed to Accenture, during the six months ended February 28, 2002 was $764 million.

We have received an A+ corporate credit rating with a stable outlook from Standard & Poors. We have two syndicated credit facilities providing $450 million and $420 million, respectively, of unsecured, revolving borrowing capacity for general working capital purposes. Committed financing is provided at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities mature in August 2003 and June 2002, respectively. We expect to renew our syndicated credit facilities in June 2002 on comparable terms. The facilities require us to (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets and (2) maintain a maximum debt to cash flow ratio of one to one. We are in compliance with these terms. As of February 28, 2002, we had no borrowings and $19 million in letters of credit outstanding under these facilities.

We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of February 28, 2002, these facilities provided for up to $370 million of local currency financing in countries that cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of February 28, 2002, amounts available under these lines of credit facilities totaled $218 million. At February 28, 2002, we had $158 million outstanding under these various facilities. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

During the six months ended February 28, 2001 and 2002, we made $180 million and $91 million in capital expenditures, respectively, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We expect that our capital expenditures in the current fiscal year will be less than our capital expenditures in each of the last two fiscal years. In January 2002 we sold our technology center in Northbrook, Illinois for $65 million. During November 1999, we formed Accenture Technology Ventures to select, structure and manage a portfolio of equity investments. We made equity investments of $145 million and $48 million during the six months ended February 28, 2001 and 2002, respectively. See “Critical Accounting Policies and Estimates—Valuation of Investments” for a discussion of our plans with respect to our investment portfolio.

We also received $54 million and $1 million in the six months ended February 28, 2001 and 2002, respectively, in equity from our clients as compensation for current and future services. Amounts ultimately realized from these equity securities may be higher or lower than amounts recorded on the measurement dates. At February 28, 2002, we had authorization to repurchase up to an additional $126 million of Accenture Ltd’s Class A common shares. The cost of shares repurchased during the three months ended February 28, 2002 and the six months ended February 28, 2002 was $103 million and $124 million, respectively. In addition to our ongoing open-market share repurchases, we expect to repurchase shares pursuant to our Share Management Plan. In certain countries we must use treasury shares, rather than newly issued shares, to satisfy our obligations upon the maturity of a restricted share unit or the exercise of an option in order for the transaction to receive the available tax deductability. We expect that we will use 6.4 million, 10.0 million and 7.5 million treasury shares for these purposes in fiscal 2002, 2003 and 2004, respectively.

In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of August 31, 2001 and February 28, 2002, $182 million and $177 million were outstanding for 17 and 19 clients, respectively. These outstanding amounts are included in unbilled services and other non-current assets on our historical balance sheets.

Obligations and Commitments

As of February 28, 2002, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$7,058	$2,795	$4,263	$—	$—
Operating leases	2,722,869	201,635	381,741	361,034	1,778,459
Andersen Worldwide (1)	548,000	128,000	240,000	180,000	—
Retirement obligations	424,301	55,209	92,316	95,340	181,436

(1)
The contractual obligations are with Andersen Worldwide and/or its affiliates. In addition, we are obligated to provide up to $22,500 per year of services valued at then current retail billing rates for five years from 2001.

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

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of August 31, 2001, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our financial instruments of $4 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would result in an increase in the fair value of our financial instruments of $4 million. As of February 28, 2002, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our financial instruments of $9 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would result in an increase in the fair value of our financial instruments of $9 million.

Twelve of the fifteen member countries of the European Union have established fixed conversion rates between their existing currencies (“legacy currencies”) and one common currency, the Euro. Beginning in January 2002, the new Euro-denominated currency was issued, and legacy currencies are being withdrawn from circulation. We have addressed the systems and business issues raised by the Euro currency conversion. These issues include, among others: (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions; and (2) the competitive impact of cross-border price transparency. The Euro conversion has not had, and we currently anticipate that it will not have, a material adverse impact to our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

During the last three years, the majority of our debt obligations have been short-term in nature and the associated interest obligations have floated relative to major interest rate benchmarks, such as the London Interbank Offered Rate. While we have not entered into any derivative contracts to hedge interest rate risks during this period, we may do so in the future.

The interest rate risk associated with our borrowing and investing activities at February 28, 2002 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

Equity Price Risk

We have marketable equity securities that are subject to market price volatility. Marketable equity securities include common stock, warrants and options. Our investment portfolio includes warrants and options in both publicly traded and privately held companies. Warrants in public companies and those that can be net share settled in private companies are deemed derivative financial instruments and are recorded on the Consolidated Balance Sheet at fair value. The privately held investments are inherently risky because the markets for the technologies or products developed by these companies are less established than those of most publicly traded companies and we may be unable to liquidate our investments if desired. Beginning September 1, 2000, warrants are deemed derivative financial instruments by SFAS 133. As such, they are recorded on the balance sheet at fair value with unrealized gains or losses recorded on the income statement. As of February 28, 2002, marketable equity securities totaled $83 million including $58 million for which we have entered into a derivative contract to offset the equity price risks.

The following analysis presents the hypothetical change in the fair value of our marketable equity securities at August 31, 2001 and February 28, 2002, assuming the same hypothetical price fluctuations of plus or minus 10%, 20% and 30%.

	Valuation of investments assuming indicated decrease			August 31, 2001	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	fair value	+10%	+20%	+30%
	(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	$60,618	$69,278	$77,937	$86,597	$95,257	$103,916	$112,576

	Valuation of investments assuming indicated decrease			February 28, 2002	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	fair value	+10%	+20%	+30%
	(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	$58,367	$66,705	$75,043	$83,381	$91,719	$100,057	$108,395

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

We have entered into agreements with the lead plaintiffs in two purported class actions in federal court in Houston, Texas involving, among other things, Arthur Andersen’s audits of the Enron Corporation, in which we have agreed that any statute of limitations or similar deadline by which they must add us as a party to the actions or file complaints against us is suspended from April 2002 to April 2003 unless the agreement is earlier terminated by either of us upon thirty days written notice. We have entered into a similar agreement in a lawsuit involving one other former Arthur Andersen audit client. Such actions, if commenced against us, would be based on misconceptions about the nature of our past relationship with Arthur Andersen. We and Arthur Andersen were independent legal firms with only an indirect contractual relationship for more than a decade after 1989 and before an arbitrator terminated our contract with a Swiss coordinating entity, Andersen Worldwide, in August 2000. We believe that because of the facts of our past relationship with Arthur Andersen, any potential lawsuit against us in this regard would be misdirected and without merit.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On December 31, 2001, Accenture Ltd issued an aggregate of 1,259,272 Class A common shares to Microsoft Corporation in exchange for 8,271,768 shares of Series A Preferred Stock, par value $.0001 per share, of Avanade, Inc. These Class A common shares have been issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 on the basis that the transactions did not involve any public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index:

10.1	Form of Employment Agreement of Mark Foster and Gill Rider (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2001).

(b)  Reports on Form 8-K.

During the quarter ended February 28, 2002, no report on Form 8-K was filed by the Registrant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 12, 2002 by the undersigned, thereunto duly authorized.

ACCENTURE LTD

By:	/S/ HARRY L. YOU

Name: Harry L. You
Title: Chief Financial Officer (principal financial and accounting officer)