Form 10-Q
period 2002-05-31
ACCENTURE LTD
filed 2002-07-15
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarterly period ended May 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of June 30, 2002 was 433,026,068, including 19,145,257 shares held by subsidiaries of the Registrant. The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of June 30, 2002 was 524,094,456.

ACCENTURE LTD

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of August 31, 2001 and May 31, 2002	3
	Combined Income Statements Before Partner Distributions for the three and nine months ended May 31, 2001 and Consolidated Income Statements for the three and nine months ended May 31, 2002	4
	Consolidated Shareholders’ Equity Statement for the nine months ended May 31, 2002	5
	Combined and Consolidated Cash Flows Statements for the nine months ended May 31, 2001 and 2002	6
	Notes to Combined and Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Part II.	Other Information

Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities and Use of Proceeds	35

Item 6.	Exhibits and Reports on Form 8-K	35

Signature		36

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

August 31, 2001 and May 31, 2002
(In thousands of U.S. dollars except share and per share amounts)

	August 31, 2001	May 31, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,880,083	$1,113,496
Restricted cash	—	104,224
Receivables from clients, net	1,498,812	1,426,113
Unbilled services	731,802	898,704
Due from related parties	69,500	38,859
Deferred income taxes, net	166,372	155,721
Other current assets	233,068	337,475

Total current assets	4,579,637	4,074,592

NON-CURRENT ASSETS:
Due from related parties	23,800	—
Investments	324,139	94,583
Property and equipment, net	822,318	732,533
Goodwill	—	153,422
Deferred income taxes, net	213,617	206,465
Other non-current assets	97,845	173,367

Total non-current assets	1,481,719	1,360,370

TOTAL ASSETS	$6,061,356	$5,434,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$189,872	$93,886
Current portion of long-term debt	797	2,299
Accounts payable	371,794	361,321
Due to related parties	818,888	8,821
Deferred revenue	810,043	475,865
Accrued payroll and related benefits	1,050,385	1,232,564
Income taxes payable	515,304	345,177
Deferred income taxes, net	29,373	26,014
Other accrued liabilities	392,364	488,026

Total current liabilities	4,178,820	3,033,973

NON-CURRENT LIABILITIES:
Long-term debt	1,090	3,915
Retirement obligation	343,249	387,809
Deferred income taxes, net	50,969	3,478
Other non-current liabilities	797,114	936,360

Total non-current liabilities	1,192,422	1,331,562

MINORITY INTEREST	407,926	574,549

SHAREHOLDERS’ EQUITY:
Preferred shares, 21,000,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 343,307,238 issued as of August 31, 2001 and 431,331,891 issued as of May 31, 2002	8	10
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 591,161,472 shares issued and outstanding as of August 31, 2001 and 524,094,456 issued and outstanding as of May 31, 2002	13	13
Restricted share units (related to Class A common shares), 68,481,815 units issued and outstanding as of August 31, 2001 and 57,657,168 units issued and outstanding as of May 31, 2002	993,380	835,996
Additional paid-in capital	832,731	1,293,519
Treasury shares, at cost, 10,230,095 shares	—	(250,248)
Treasury shares owned by Share Employee Compensation Trust, at cost, 2,180,300 shares	—	(45,710)
Retained deficit	(1,435,310)	(1,228,562)
Accumulated other comprehensive loss	(108,634)	(110,140)

Total shareholders’ equity	282,188	494,878

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,061,356	$5,434,962

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED INCOME STATEMENTS BEFORE PARTNER DISTRIBUTIONS

CONSOLIDATED INCOME STATEMENTS

For the Three and Nine Months Ended May 31, 2001 and 2002
(In thousands of U.S. dollars except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2001	May 31, 2002	May 31, 2001	May 31, 2002
REVENUES:
Revenues before reimbursements	$2,953,289	$2,980,678	$8,666,285	$8,882,597
Reimbursements	565,975	453,129	1,475,330	1,369,822

Revenues	3,519,264	3,433,807	10,141,615	10,252,419
OPERATING EXPENSES:
Cost of services*:
Cost of services before reimbursable expenses*	1,566,287	1,752,922	4,509,361	5,267,211
Reimbursable expenses	565,975	453,129	1,475,330	1,369,822

Cost of services*	2,132,262	2,206,051	5,984,691	6,637,033
Sales and marketing*	318,315	413,897	771,293	1,173,032
General and administrative costs*	365,387	378,873	1,130,724	1,204,832
Reorganization and rebranding costs	587,728	—	777,234	—

Total operating expenses*	3,403,692	2,998,821	8,663,942	9,014,897

OPERATING INCOME*	115,572	434,986	1,477,673	1,237,522
Gain (loss) on investments, net	(9,459)	(918)	179,700	(306,606)
Interest income	17,218	9,510	59,613	33,550
Interest expense	(15,305)	(12,712)	(25,415)	(36,256)
Other income (expense)	(2,720)	13,170	20,793	14,926
Equity in losses of affiliates	(11,164)	(2,425)	(52,825)	(8,888)

INCOME BEFORE TAXES*	94,142	441,611	1,659,539	934,248
Provision for taxes	284,937	167,813	420,328	435,535

INCOME (LOSS) BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE*	(190,795)	273,798	1,239,211	498,713
Minority interest	—	(159,337)	—	(291,965)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE*	(190,795)	114,461	1,239,211	206,748
Cumulative effect of accounting change	—	—	187,974	—

PARTNERSHIP INCOME (LOSS) BEFORE PARTNER DISTRIBUTIONS*	$(190,795)		$1,427,185

NET INCOME		$114,461		$206,748

Weighted Average Class A Common Shares:
Basic	—	414,463,440	—	411,525,404
Diluted	—	1,027,990,942	—	1,026,971,327

Earnings Per Class A Common Share:
Basic	—	$0.28	—	$0.50
Diluted	—	$0.27	—	$0.49

*	Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT

For the Nine Months Ended May 31, 2002
(U.S. dollars and share amounts in thousands)
(Unaudited)

	Preferred Shares	Class A Common Shares		Class X Common Shares		Restricted Share Units Common Shares		Additional Paid-in Capital	Treasury Shares		Treasury Shares— SECT		Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total
		$	No. Shares	$	No. Shares	$	No. Shares		$	No. Shares	$	No. Shares
Balance at August 31, 2001	$—	$8	343,307	$13	591,161	$993,380	68,482	$832,731	$—	—	$—	—	$(1,435,310)	$(108,634)	$282,188
Comprehensive income
Net income													206,748		206,748
Other comprehensive income (loss)
Unrealized gains on marketable securities, net of reclassification adjustment														9,453	9,453
Foreign currency translation														(10,959)	(10,959)

Other comprehensive income (loss)														(1,506)

Comprehensive income															205,242
Income tax benefit on stock-based compensation plans								16,586							16,586
Repurchases of common shares									(259,485)	(11,438)	(45,710)	(2,180)			(305,195)
Cancellation of restricted share units, net						(3,428)	(206)								(3,428)
Redemption of partners’ SCA Class I common shares								(6,884)							(6,884)
Issuance of Class A common shares:
At carryover basis to minority shareholders in transactions related to May 2002 offering		2	68,247		(67,067)			72,707							72,709
In May 2002 offering			3,910					75,858							75,858
Employee Share Purchase Plan			5,026					52,608	(10,385)	172					42,223
Restricted share units			9,583			(153,956)	(10,619)	134,334	19,622	1,036					—
For acquisitions			1,259					31,350							31,350
Minority interest								84,229							84,229

Balance at May 31, 2002	$—	$10	431,332	$13	524,094	$835,996	57,657	$1,293,519	$(250,248)	(10,230)	$(45,710)	(2,180)	$(1,228,562)	$(110,140)	$494,878

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED AND CONSOLIDATED CASH FLOWS STATEMENTS

For the Nine Months Ended May 31, 2001 and 2002
(In thousands of U.S. dollars)
(Unaudited)

	Combined Cash Flow 2001	Consolidated Cash Flow 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Partnership income before partner distributions	$1,427,185

Net income		$206,748

Adjustments to reconcile partnership income and net income to net cash provided by operating activities—
Depreciation	177,179	215,737
Amortization	137,500	—
(Gain) loss on investments, net	(179,700)	306,606
Equity in losses of affiliates	52,825	8,888
Losses on disposal of property and equipment	17,156	15,474
Deferred income taxes	137,729	(33,047)
Minority interest	—	291,965
Other items, net	(6,342)	1,632
Cumulative effect of accounting change	(187,974)	—
Change in assets and liabilities—
(Increase) decrease in receivables from clients, net	(137,353)	111,769
Increase in unbilled services	(124,986)	(159,847)
Increase in other current assets	(53,946)	(74,200)
(Increase) decrease in other non-current assets	37,446	(52,138)
Decrease in accounts payable	(11,908)	(54,468)
Decrease in due to related parties	(26,045)	—
Decrease in deferred revenue	(31,445)	(318,451)
Increase in accrued payroll and related benefits	267,527	128,820
Decrease in income taxes payable	(100,124)	(153,540)
Increase (decrease) in other accrued liabilities	(34,904)	51,941
Increase in other non-current liabilities	634,516	52,659

Total adjustments	567,151	339,800

Net cash provided by operating activities	1,994,336	546,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	421,861	12,139
Proceeds from sales of property and equipment	18,659	67,622
Purchases of businesses and investments, net of cash acquired	(215,461)	(57,490)
Purchase of intangible assets	(157,000)	—
Property and equipment additions	(300,701)	(155,403)

Net cash used in investing activities	(232,642)	(133,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash of Share Employee Compensation Trust	—	(104,224)
Capital paid in by partners	146,328	—
Repayment of paid-in capital to partners	(524,112)	—
Payment to AW-SC	(313,832)	—
Issuance of common shares in May 2002 offering	—	75,858
Issuance of common shares for Employee Share Purchase Plan	—	42,223
Purchase of treasury shares	—	(259,485)
Purchase of treasury shares by Share Employee Compensation Trust	—	(45,710)
Purchase of Accenture SCA Class I common shares	—	(7,132)
Distribution of partners’ pre-incorporation income	(1,950,301)	(764,633)
Proceeds from issuance of long-term debt	—	5,549
Repayment of long-term debt	(19,653)	(1,362)
Proceeds from issuance of short-term bank borrowings	749,323	333,617
Repayments of short-term bank borrowings	(389,131)	(443,745)

Net cash used in financing activities	(2,301,378)	(1,169,044)
Effect of exchange rate changes on cash and cash equivalents	(7,124)	(10,959)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(546,808)	(766,587)
CASH AND CASH EQUIVALENTS, beginning of period	1,270,516	1,880,083

CASH AND CASH EQUIVALENTS, end of period	$723,708	$1,113,496

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Accenture Ltd (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2001, included in the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2002. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

2.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2001	May 31, 2002	May 31, 2001	May 31, 2002
Partnership income (loss) before partner distributions	$(190,795)	—	$1,427,185	—
Net income	—	$114,461	—	$206,748
Foreign currency translation adjustments	5,688	7,399	(7,124)	(10,959)
Unrealized gains (losses) on marketable securities, net of reclassification adjustments	(27,065)	783	(687,346)	9,453

Comprehensive income (loss)	$(212,172)	$122,643	$732,715	$205,242

3.    INVESTMENTS

Management conducts a quarterly impairment review of each investment in the portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments for investments are recognized if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Other-than-temporary impairments were $34,726 and $2,047 for the three months ended May 31, 2001 and 2002, respectively, and $81,530 and $312,236 for the nine months ended May 31, 2001 and 2002, respectively.

After exploring a number of alternatives, the Company has decided to sell substantially all of its minority ownership interests in its venture and investment portfolio that could cause volatility in future earnings. The Company expects to retain a modest percentage of ownership in the venture and investment portfolio through an ongoing alliance with the buyer. Related to this decision, the Company’s other-than-temporary impairments on investments for the nine months ended May 31, 2002 included a charge of $212 million, before and after tax, related to investment writedowns of its venture and investment portfolio and the loss it expects to incur on this sale transaction. The Company has engaged an investment bank, offers have been received and negotiations are underway. The Company hopes to complete the transaction by the end of the calendar year.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
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

Certain changes have been made to the prior-period amounts in order to conform with the current period presentation. The most significant of these changes was the elimination of interest expense from the five operating groups’ operating income and the elimination of interest credits from Other’s operating income. Also, certain consolidated affiliated companies’ revenues and operating income results are included in the five operating groups’ results rather than being reported in Other.

Reportable Segments

Three Months Ended May 31, 2001	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$817,514	$765,528	$276,861	$594,285	$494,134	$4,967	$2,953,289
Operating income*	1,778	52,422	17,900	28,582	286	14,604	115,572

Three Months Ended May 31, 2002	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$882,620	$646,404	$328,106	$612,375	$506,630	$4,543	$2,980,678
Operating income (loss)	76,281	95,179	54,118	142,581	67,700	(873)	434,986

Nine Months Ended May 31, 2001	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$2,491,831	$2,230,230	$727,758	$1,769,112	$1,428,878	$18,476	$8,666,285
Operating income*	414,771	487,737	63,143	298,956	195,735	17,331	1,477,673

Nine Months Ended May 31, 2002	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$2,377,201	$2,025,750	$988,312	$1,909,179	$1,572,969	$9,186	$8,882,597
Operating income (loss)	205,941	251,983	168,752	401,425	211,474	(2,053)	1,237,522

*	Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5.    EARNINGS PER SHARE (EPS)

	Three Months Ended May 31, 2002		Nine Months Ended May 31, 2002
	Basic	Diluted	Basic	Diluted
Net income available for Class A common shareholders	$114,461	$114,461	$206,748	$206,748
Minority interest (1)	—	159,337	—	291,965

Net income for per share calculation	$114,461	$273,798	$206,748	$498,713

Basic weighted average Class A common shares	414,463,440	414,463,440	411,525,404	411,525,404
Class A common shares issuable upon redemption of minority interest (1)	—	587,967,661	—	592,895,118
Employee compensation related to Class A common shares	—	25,111,051	—	22,432,155
Employee share purchase program related to Class A common shares	—	448,790	—	118,650

Weighted average Class A common shares	414,463,440	1,027,990,942	411,525,404	1,026,971,327

Earnings per Class A common share	$0.28	$0.27	$0.50	$0.49

(1)
Accenture Class A common shares issuable or exchangeable upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not held by Accenture.

For periods ended on or prior to May 31, 2001, the Company operated as a series of related partnerships and corporations under the control of the partners. There is no single capital structure upon which to calculate historical earnings per share information. Accordingly, historical earnings per share information has only been presented for periods following the Company’s transition to a corporate structure.

6.    RELATED PARTIES

Amounts due to/due from related parties at August 31, 2001 and May 31, 2002 were primarily payable to/receivable from individuals who were partners of Accenture prior to May 31, 2001, in respect of pre-incorporation transactions.

7.    BUSINESS COMBINATIONS

On February 28, 2002, Accenture increased its ownership interest in e-peopleserve Ltd., a human resource outsourcing business, from approximately 50 to 100 percent. The purchase price for the additional interest, including assumed liabilities, was $115 million primarily consisting of a $70 million cash payment and $35 million to be paid over a five-year period. The contract also includes an earn-out provision, which could result in up to $187 million of additional purchase price over a five-year period. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” resulted in a preliminary allocation of $96 million to non tax-deductible goodwill and $10 million to finite-lived intangibles. The pro forma effects on operations are not material.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

On December 31, 2001, Accenture increased its ownership interest in Avanade, Inc. from approximately 50 percent to 78 percent. The purchase price for the additional interest was $81 million, of which $31 million represented 1,259,272 Class A common shares of Accenture Ltd and $50 million represented Accenture’s interest in Avanade, Inc. shares repurchased by Avanade, Inc. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS 141, resulted in a preliminary allocation of $57 million to non tax-deductible goodwill and $4 million to finite-lived intangibles. The pro forma effects on operations are not material.

8.    SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

On May 22, 2002, the Company issued an aggregate of approximately 72 million Class A common shares, of which (i) approximately 13 million shares were issued upon the redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares and (ii) approximately 59 million shares were issued and sold by the Company in a public offering of the Class A common shares. Accenture Ltd’s net proceeds from the offering of $1,149 million are being used to acquire or redeem an aggregate of approximately 59 million Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares from certain partners and former partners who, for various reasons, did not participate directly in the secondary offering. Underwriting discounts of $30 million and other estimated expenses of $6 million were recouped from these partners and former partners.

As a result of these transactions, Accenture Ltd’s economic ownership interest in Accenture SCA increased from 42 percent to 48 percent with minority shareholders’ interests correspondingly reduced. To give effect to these transactions, approximately 68 million of the newly issued Accenture Ltd Class A common shares were accounted for at carryover basis. This increased shareholders’ equity by $73 million and reduced minority interest by $73 million.

Proceeds of $76 million from 4 million Class A common shares issued and sold by the Company in the offering are intended to be used primarily to acquire Accenture Ltd Class A common shares from certain partners and former partners who, for various reasons, did not participate as selling shareholders in the May 22, 2002 offering. At May 31, 2002, $2 million of these proceeds had been used to repurchase shares and $72 million of the remaining proceeds were used in June 2002 to repurchase shares.

The consolidated cash flow statement nets the proceeds from the offering with the payments to the partners and former partners that participated in the offering and related transactions because the Company believes this is the most meaningful presentation, given that the Company is not retaining proceeds from the offering.

9.    SHARE EMPLOYEE COMPENSATION TRUST

On April 17, 2002, the Company’s board of directors approved the creation of a share employee compensation trust (“SECT”) and approved the contribution of up to $300 million to the SECT. The purpose of the SECT is to acquire Accenture Ltd Class A common shares to be used to fund equity-based awards for Accenture employees, including future Accenture partners. The SECT is a non-qualified grantor trust whose financial statements are consolidated with the Company’s. Shares held by the SECT will be presented in the manner of treasury shares, as a reduction of shareholders’ equity. On April 26, 2002, Accenture contributed $150 million to the SECT. During the nine months ended May 31, 2002, the SECT purchased approximately 2 million Accenture Ltd Class A common shares with an aggregate purchase price totaling $46 million. The remaining $104 million continues to be available to the SECT for share repurchases, and is segregated as restricted cash on the consolidated balance sheet at May 31, 2002.

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

We use the terms “Accenture,” “we,” “our,” and “us” in this report to refer to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “2001” or “fiscal year 2001” means the 12-month period that ended on August 31, 2001. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

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

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our profitability will suffer if we are not able to maintain our prices and utilization rates and control our costs.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•	Our share price may decline due to the large number of Class A common shares eligible for future sale.

•	We may be named in lawsuits as a result of Arthur Andersen’s current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen firms.

•	Negative publicity about Bermuda companies may lead to new tax legislation that could increase our tax burden and may affect our relationships with our clients.

•
We are registered in Bermuda, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

For a more detailed discussion of these factors, see the information under the heading “Business—Forward-Looking Statements and Certain Factors That May Affect our Business” in the reports and other documents that we have filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended August 31, 2001. We undertake no obligation to update or revise any forward-looking statements.

Overview

The results of our operations are affected by the level of economic activity and change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these technological and market changes early in their cycles is a key driver of our performance. Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives in order to manage costs as a percentage of revenues. We have implemented cost-management programs such that operating margins have been maintained or improved. We continue to see a shift in the relative proportion of our business from consulting to transformational outsourcing. While we are positioning ourselves to achieve revenue growth through our business transformation outsourcing solutions, among other areas, transformational outsourcing contracts have varying levels of impact on near-term revenue growth. Current economic conditions have caused pricing pressures for consulting services and some clients have reduced or deferred their expenditures for consulting services. Consequently, we must continuously improve our cost structure in light of changing market realities. We continue to be unable to predict the level of impact that the current economic environment will have on our ability to secure contracts for new engagements.

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

Cost of services is primarily driven by the cost of client service personnel, which consists primarily of compensation and other personnel costs. Cost of services as a percentage of revenues is driven by the productivity of our client service workforce. Chargeability, or utilization, represents the percentage of our professionals’ time spent on billable work. We plan and manage our headcount to meet the anticipated demand for our services. We continue to announce initiatives to reduce our staff in certain parts of the world, in certain skill groups and in some support positions. Selling and marketing expense is driven primarily by development of new service offerings, the level of concentration of clients in a particular industry or market, client targeting, image development and brand-recognition activities. General and administrative costs generally correlate with changes in headcount and activity levels in our business.

Current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters. We are taking action to reduce our consulting workforce, primarily at the executive level, in markets where both supply and demand and skill level imbalances have not been resolved, while continuing our hiring at entry level positions. These reductions will affect approximately 1-2% of our client-service personnel. The majority of these reductions will be in Australia, the United Kingdom and the United States. We are also continuing to build and use our network of delivery centers and capabilities around the world as part of a more cost-effective delivery model.

Presentation

As a result of a restructuring in 1989, we and our “member firms,” which are now our subsidiaries, became legally separate and distinct from the Arthur Andersen firms. Thereafter, until August 7, 2000, we had contractual relationships with an administrative entity, Andersen Worldwide, and indirectly with the separate Arthur Andersen firms. Under these contracts, called member firm agreements, we and our member firms, on the one hand, and the Arthur Andersen firms, on the other hand, were two stand-alone business units linked through such agreements to Andersen Worldwide for administrative and other services. In addition, during this period our partners individually were members of Andersen Worldwide. Following arbitration proceedings between us and Andersen Worldwide and the Arthur Andersen firms that were completed in August 2000, the tribunal terminated our contractual relationships with Andersen Worldwide and all the Arthur Andersen firms. On January 1, 2001, we began to conduct business under the name Accenture.

Because we historically operated as a series of related partnerships and corporations under the control of our partners, our partners generally participated in profits, rather than received salaries. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by them. Following our transition to a corporate structure, operating expenses include partner compensation, which consists of salary, variable compensation and benefits. Similarly, in periods when we operated primarily in the form of partnerships, our partners paid income tax on their shares of the partnerships’ income. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income. For purposes of comparing our results for fiscal periods ended on or prior to August 31, 2001 with our results for subsequent fiscal periods, we have included pro forma financial information below.

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

In the first quarter of fiscal 2002 we made certain changes in the format of information presented to the chief executive officer. The most significant of these changes was the elimination of interest expense from the five operating groups’ operating income and the elimination of interest credit from Other’s operating income. In addition, the consolidated affiliated companies’ revenue and operating income (loss) results are included in the five operating groups’ results rather than being reported in Other. Segment results for all periods presented have been revised to reflect these changes.

Revenues

Revenues include all amounts that are billable to clients. Revenues are recognized on a time-and-materials basis, or on a percentage-of-completion basis, depending on the contract, as services are provided by employees and subcontractors. For the nine months ended May 31, 2002, approximately 50% of our revenues were attributable to activities in the Americas, 43% of our revenues were attributable to our activities in Europe, the Middle East and Africa, and 7% of our revenues were attributable to our activities in the Asia/Pacific region.

Revenues before reimbursements include the margin earned on computer hardware and software resale contracts, as well as revenues from alliance agreements, neither of which is material to us. Reimbursements, including those relating to travel and out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

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

While we have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types, we have been moving away from contracts that are priced solely on a time-and-materials basis toward contracts that also include incentives related to costs incurred, benefits produced and our adherence to schedule. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to deliver defined goals. The trend to include greater incentives in our contracts related to costs incurred, benefits produced or adherence to schedule may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable.

Operating Expenses

Operating expenses include variable and fixed direct and indirect costs that are incurred in the delivery of our solutions and services to clients. The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs.

We award variable compensation and bonuses to our partners and associate partners based on our quarterly and annual results as compared to our budgets and taking into account other factors, including industry-wide results and the general economic environment. Beginning in fiscal 2003, we will extend a variable component of compensation to our managers on the same basis. We expect to reduce planned variable partner cash compensation and not award performance option grants for partners in fiscal year 2003.

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

Interest Expense

Interest expense reflects interest incurred on borrowings, retirement obligations and other non-current liabilities.

Other Income (Expense)

Other income (expense) consists of currency exchange gains (losses) and the recognition of income from the vesting of options for service by our personnel on the boards of directors of some of those companies in which we have invested. In general, we earn revenues and incur related costs in the same currency. We hedge significant planned movements of funds between countries, which potentially give rise to currency exchange gains (losses).

Equity in Gains (Losses) of Affiliates

Equity in gains (losses) of affiliates represents our share of the operating results of non-consolidated companies over which we have significant influence.

Provision for Taxes

Prior to our transition to a corporate structure, we were generally not subject to income taxes in most countries because we operated in partnership form in those countries. Since taxes related to income earned by the partnerships were the responsibility of the individual partners, our partners reported and paid taxes on their share of the partnerships’ income on their individual tax returns. In other countries, however, we operated in the form of a corporation or were otherwise subject to entity-level taxes on income and withholding taxes. As a result, prior to our transition to a corporate structure, we paid some entity-level taxes, with the amount varying from year to year depending on the mix of earnings among the countries. Where applicable, we accounted for these taxes under the asset and liability method. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income.

Minority Interest

Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners have in our subsidiary Accenture SCA and the equity interest that some of our partners have in our subsidiary Accenture Canada Holdings Inc. See “Business—Accenture Organizational Structure” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The resulting net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd. Effective in January 2002, minority interest also includes immaterial amounts attributable to minority shareholders in our subsidiary, Avanade, Inc.

Partnership Income Before Partner Distributions

Our historical financial statements, for periods ended on or prior to May 31, 2001, reflect our organization as a series of related partnerships and corporations under the control of our partners. The income of our partners in historical periods is not executive compensation in the customary sense because in those periods partner compensation was comprised of distributions of current earnings, out of which our partners were responsible for their payroll taxes and benefits.

Net Income

Net income reflects the earnings of our organization under a corporate structure. We have provided pro forma financial results that include adjustments to exclude one-time items and other adjustments to include partner compensation and income taxes necessary to present our historical financial statements, for periods ended on or prior to May 31, 2001, in corporate structure as if the transition had occurred on September 1, 2000.

Critical Accounting Policies and Estimates

Revenue Recognition

We derive substantially all our revenues from contracts for management consulting and technology service offerings and solutions that we develop, implement and manage for our clients. Depending on the terms of the contract, revenues are recognized on a time-and-materials basis or on a percentage-of-completion basis as services are provided by our employees, and to a lesser extent, subcontractors. Revenues from time-and-materials service contracts are recognized as the services are provided. Revenues from long-term system integration contracts are recognized based on the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenues and income, are reflected in the financial statements in the period in which they are first identified.

Each contract has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about recognizing revenue. While we have many types of contracts including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types, we have been moving away from contracts that are priced solely on a time-and-materials basis toward contracts that also include incentives related to costs incurred, benefits produced, goals attained and our adherence to schedule. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition some or all of our fees on our ability to deliver defined goals. For systems integration contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Incentives relating to non-systems integration projects are recorded when the contingency is achieved.

In recent years, our outsourcing business has increased significantly. Determining revenue and margins on outsourcing contracts requires judgment. Typically the terms of these contracts span several years. In a number of these arrangements we hire client employees and become responsible for client obligations. Revenues are recognized as services are performed or as transactions are processed in accordance with contractual standards, and costs on outsourcing contracts are generally charged to expense as incurred. This typically results in a relatively stable margin percentage over the life of the contract. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied.

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company with offices in 47 countries, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. To determine the quarterly tax rate we are required to estimate full year income and the related income tax expense in each jurisdiction. The estimated effective tax rate, so determined, is adjusted for the tax related to significant unusual items such as the one-time charge of $212 million recorded in the first nine months of fiscal 2002 related to investment writedowns for which tax benefits are not expected to be realized. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

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

After exploring a number of alternatives, we have decided to sell substantially all of our minority ownership interests in our venture and investment portfolio that could cause volatility in our future earnings. We have engaged an investment bank, offers have been received and negotiations are underway. We expect to retain a modest percentage of ownership in the venture and investment portfolio through an ongoing alliance with the buyer. We believe the transaction will be completed by the end of the calendar year. Related to this decision, our loss on investments in the nine months ended May 31, 2002 included a charge of $212 million, before and after tax, related to investment writedowns of our venture and investment portfolio and the loss we expect to incur on this sale transaction. After giving effect to the charge, our venture and investment portfolio has a net book value of $95 million, $41 million of which is hedged. We will continue to make investments and will accept equity and equity-linked securities using guidelines intended to eliminate volatility, but we will discontinue venture capital investing.

Historical Results of Operations

The following table sets forth the unaudited percentage of revenues represented by items in our Combined and Consolidated Income Statements for the periods presented.

	Three months ended May 31,		Nine months ended May 31,
	2001	2002	2001	2002
Revenues:
Revenues before reimbursements	84%	87%	85%	87%
Reimbursements	16	13	15	13

Revenues	100	100	100	100
Operating expenses:
Cost of services:*
Cost of services before reimbursable expenses*	45	51	44	52
Reimbursable expenses	16	13	15	13

Cost of services*	61	64	59	65
Sales and marketing*	9	12	7	11
General and administrative costs*	10	11	11	12
Reorganization and rebranding costs	17	—	8	—

Total operating expenses*	97	87	85	88
Operating income (1)*	3	13	15	12
Gain (loss) on investments, net	n/m	n/m	2	(3)
Interest income	n/m	n/m	1	n/m
Interest expense	n/m	n/m	(1)	n/m
Other income (expense)	n/m	n/m	n/m	n/m
Equity in losses of affiliates	n/m	n/m	(1)	n/m

Income before taxes*	3	13	16	9
Provision for taxes	8	5	4	4

Income (loss) before minority interest and accounting change*	(5)	8	12	5
Minority interest	—	(5)	—	(3)

Income (loss) before accounting change*	(5)	3	12	2
Cumulative effect of accounting change	—	—	2	—

Partnership income (loss) before partner distributions*	(5)%		14%

Net income		3%		2%

n/m = not meaningful
*	Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.
(1)
Operating income as a percentage of revenues before reimbursements was 4% and 15% for the three months ended May 31, 2001 and 2002, respectively and 17% and 14% for the nine months ended May 31, 2001 and 2002, respectively.

We provide services through five operating groups. The following table provides unaudited financial information for each of these operating groups.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2001	2002	2001	2002
	(in millions, except percentages)
Revenues:
Communications & High Tech	$817	$883	$2,492	$2,377
Financial Services	766	646	2,230	2,026
Government	277	328	728	988
Products	594	612	1,769	1,909
Resources	494	507	1,429	1,573
Other	5	5	18	9

Total revenues before reimbursements	2,953	2,981	8,666	8,882
Reimbursements	566	453	1,475	1,370

Total	$3,519	$3,434	$10,141	$10,252

Revenues as a percentage of total:
Communications & High Tech	23%	26%	25%	23%
Financial Services	22	19	22	20
Government	8	9	7	10
Products	17	18	17	19
Resources	14	15	14	15
Other	n/m	n/m	n/m	n/m

Total revenues before reimbursements	84	87	85	87
Reimbursements	16	13	15	13

Total	100%	100%	100%	100%

Operating Income (Loss):
Communications & High Tech	$2	$76	$415	$206
Financial Services	53	95	488	252
Government	18	54	63	169
Products	29	143	299	401
Resources	n/m	68	196	211
Other	14	(1)	17	(2)

Total	$116	$435	$1,478	$1,237

Operating Income (Loss) as a percentage of total:
Communications & High Tech	2%	17%	28%	17%
Financial Services	45	22	33	20
Government	15	12	5	14
Products	25	33	20	32
Resources	n/m	16	13	17
Other	13	n/m	1	n/m

Total	100%	100%	100%	100%

Operating Income as a percentage of total revenues before reimbursements by operating group:
Communications & High Tech	n/m %	9%	17%	9%
Financial Services	7	15	22	12
Government	6	16	9	17
Products	5	23	17	21
Resources	n/m	13	14	13
Other	n/m	n/m	n/m	n/m
Operating Income as a percentage of revenues before reimbursements	4%	15%	17%	14%

Operating Income as a percentage of revenues	3%	13%	15%	12%

n/m	= not meaningful

Pro Forma Financial Information

The following pro forma consolidated income statements for the three months ended May 31, 2001 and for the nine months ended May 31, 2001 are based on our historical financial statements.

The pro forma consolidated income statements give effect to the following as if they occurred on September 1, 2000:

•	the transactions related to our transition to a corporate structure;

•	compensation payments to employees who were partners prior to our transition to a corporate structure;

•	provision for corporate income taxes; and

•	Accenture Ltd’s initial public offering in July 2001.

The pro forma as adjusted consolidated income statements give effect to the pro forma adjustments described above and also to the exclusion of one-time rebranding costs incurred in connection with our name change to Accenture. Management believes that this pro forma as adjusted information provides useful supplemental information in understanding its results of operations.

The pro forma and pro forma as adjusted consolidated income statement for the nine months ended May 31, 2001 excludes the effect of a cumulative change in accounting principle to implement SFAS 133.

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

Pro Forma Consolidated Income Statement For the Three Months Ended May 31, 2001
(Unaudited)

	As reported	Adjustments		Pro forma	As adjusted adjustments		Pro forma as adjusted	% of revenues
	(in millions, except percentages and share and per share data)
Revenues:
Revenues before reimbursements	$2,953	$—		$2,953	$—		$2,953	84%
Reimbursements	566	—		566	—		566	16

Revenues	3,519	—		3,519	—		3,519	100
Operating expenses:
Cost of services:*
Cost of services before reimbursable expenses*	1,566	166	(a)	1,732	—		1,732	49
Reimbursable expenses	566	—		566	—		566	16

Cost of services*	2,132	166		2,298	—		2,298	65
Sales and marketing*	318	71	(a)	389	—		389	11
General and administrative costs*	366	12	(a)	378	—		378	11
Reorganization and rebranding costs	588	(495	)(b)	93	(93	)(g)	—	n/m

Total operating expenses*	3,404	(246)		3,158	(93)		3,065	87

Operating income*	115	246		361	93		454	13
Loss on investments, net	(9)	—		(9)	—		(9)	n/m
Interest income	17	—		17	—		17	n/m
Interest expense	(16)	(5	)(c)	(21)	—		(21)	(1)
Other income (expense)	(3)	—		(3)	—		(3)	n/m
Equity in losses of affiliates	(11)	—		(11)	—		(11)	n/m

Income before taxes*	93	241		334	93		427	12
Provision for taxes	284	(152	)(d)	132	39	(d)	171	5

Income (loss) before minority interest and accounting change*	(191)	393		202	54		256	7
Minority interest	—	(118	)(e)	(118)	(33	)(e)	(151)	(4)

Income (loss) before accounting change*	$(191)	$275		$84	$21		$105	3%

Earnings per share:
—basic				$0.20			$0.25

—diluted				$0.20			$0.25

Outstanding shares at August 31, 2001:
—basic				412,705,954 (f)			412,705,954 (f)

—diluted				1,008,163,290 (f)			1,008,163,290 (f)

n/m = not	meaningful
*	Historical information excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

Pro Forma Consolidated Income Statement for the Nine Months Ended May 31, 2001
(Unaudited)

	As reported	Adjustments		Pro forma	As adjusted adjustments		Pro forma as adjusted	% of revenues
	(in millions, except percentages and share and per share data)
Revenues:
Revenues before reimbursements	$8,666	$—		$8,666	$—		$8,666	85%
Reimbursements	1,475	—		1,475	—		1,475	15

Revenues	10,141	—		10,141	—		10,141	100

Operating expenses:
Cost of services:*
Cost of services beforereimbursable expenses*	4,509	725	(a)	5,234	—		5,234	52
Reimbursable expenses	1,475	—		1,475	—		1,475	14

Cost of services*	5,984	725		6,709	—		6,709	66
Sales and marketing*	771	290	(a)	1,061	—		1,061	10
General and administrative costs*	1,131	44	(a)	1,175	—		1,175	12
Reorganization and rebranding costs	777	(508	)(b)	269	(269	)(g)	—	—

Total operating expenses*	8,663	551		9,214	(269)		8,945	88

Operating income*	1,478	(551)		927	269		1,196	12
Gain on investments, net	180	—		180	—		180	2
Interest income	59	—		59	—		59	1
Interest expense	(26)	(15	)(c)	(41)	—		(41)	(1)
Other income (expense)	21	—		21	—		21	n/m
Equity in losses of affiliates	(53)	—		(53)	—		(53)	(1)

Income before taxes*	1,659	(566)		1,093	269		1,362	13
Provision for taxes	420	16	(d)	436	109	(d)	545	5

Income before minority interest andaccounting change*	1,239	(582)		657	160		817	8
Minority interest	—	(387	)(e)	(387)	(96	)(e)	(483)	(5)

Income before accounting change*	$1,239	$(969)		$270	$64		$334	3%

Earnings per share:
—basic				$0.65			$0.81

—diluted				$0.65			$0.81

Outstanding shares at August 31, 2001:
—basic				412,705,954 (f)			412,705,954 (f)

—diluted				1,008,163,290 (f)			1,008,163,290 (f)

n/m = not meaningful
*	Historical information excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

Notes to Pro Forma Financial Information
(Unaudited)
(in millions, except percentages and share and per share data)

(a)
Adjustments totaling $249 and $1,059 for the three months ended May 31, 2001 and for the nine months ended May 31, 2001, respectively, reflect the effects of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 2000. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners’ income, rather than compensation expense. For the three months ended May 31, 2001 and for the nine months ended May 31, 2001, respectively, compensation and benefit costs of partners have been allocated 67% and 69% to cost of services, 28% and 27% to sales and marketing, and 5% and 4% to general and administrative costs based on an estimate of the time spent on each activity at the appropriate cost rates.

The compensation plan adopted upon our transition to a corporate structure includes a fixed salary, benefits and performance-based bonuses. All elements of the new compensation plan, including bonuses, have been reflected in the pro forma adjustments because our partners would have earned the bonuses based on our results of operations for the historical periods. Benefit costs are medical, dental and payroll taxes, all of which are based on estimated costs that would have been incurred had these benefits been in place during the historical periods.

(b)
One-time reorganization costs were incurred during the year ended August 31, 2001. Reorganization costs for the three months ended May 31, 2001 and for the nine months ended May 31, 2001 include $495 and $508, respectively, of restructuring costs relating to our transition to a corporate structure.

(c)
Reflects adjustments of $5 and $15 for the three months ended May 31, 2001 and for the nine months ended May 31, 2001, respectively, representing estimated interest expense on early-retirement benefits payable to partners.

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

(e)
Minority interests for the three months ended May 31, 2001 and for the nine months ended May 31, 2001 are based on the assumption that minority interests as of August 31, 2001 existed throughout the fiscal year. As of August 31, 2001 partners owned a 59% minority interest in Accenture SCA and Accenture Canada Holdings Inc. Since Accenture Ltd is the sole general partner of Accenture SCA and owns the majority of the voting shares, Accenture Ltd consolidates Accenture SCA and its subsidiaries. Although the other shareholders of Accenture SCA hold more than 50% of the economic interest in Accenture SCA, they do not have voting control and therefore are considered to be a minority interest.

(f)
Earnings per share calculations for the three months ended May 31, 2001 and for the nine months ended May 31, 2001 are based on the assumption that shares and share equivalents outstanding as of August 31, 2001 were outstanding throughout the year. For the purposes of the pro forma earnings per share calculation, diluted outstanding shares include Accenture Class A common shares issuable or exchangeable upon redemption or exchange of shares held by SCA Class I common shareholders and Accenture Canada Holdings Inc. shareholders. The weighted average shares outstanding, basic and diluted, were calculated based on:

Share issuances	Basic	Diluted
Accenture Ltd Class A common shares	343,307,238	343,307,238
Accenture SCA Class I common shares	—	587,296,594
Accenture Canada Holdings Inc. exchangeable shares	—	8,160,742
Restricted share units	69,398,716	69,398,716

Weighted average shares outstanding	412,705,954	1,008,163,290

(g)
One-time rebranding costs were incurred during the three months ended May 31, 2001 and during the nine months ended May 31, 2001. Rebranding costs for the three months ended May 31, 2001 and for the nine months ended May 31, 2001 include $71 and $137, respectively, for the amortization of intangible assets relating to the final resolution of arbitration with Andersen Worldwide and Arthur Andersen as well as $22 and $132, respectively, from changing our name to Accenture. These amounts are considered pro forma as adjusted adjustments due to their nonrecurring nature.

Three Months Ended May 31, 2002 Compared to Three Months Ended May 31, 2001

Our results of operations for periods ended on or prior to May 31, 2001 reflect the fact that we operated as a series of related partnerships and corporations prior to that date, and our results of operations for periods ending after May 31, 2001 reflect that we commenced operations in corporate structure on that date. Accordingly, in order to provide a more meaningful comparison of our results for the three months ended May 31, 2002 as compared to the three months ended May 31, 2001, we comment below on our results for those periods both on a historical basis and a pro forma as adjusted basis.

Revenues

Revenues for the three months ended May 31, 2002 were $3,434 million, a decrease of $85 million, or 2%, from the three months ended May 31, 2001 due to lower reimbursements. Revenues before reimbursements for the three months ended May 31, 2002 of $2,981 million, increased by $28 million or 1% while reimbursements declined by $113 million or 20%, over the three months ended May 31, 2001 in U.S. dollars. Reimbursements were lower primarily due to reduced travel and other cost-containment measures as well as clients reducing or deferring expenditures for consulting services. In local currency terms, revenues before reimbursements for the three months ended May 31, 2002 grew by 3% over the three months ended May 31, 2001. Our revenues before reimbursements in Europe, the Middle East and Africa grew by 4% in U.S. dollars and 6% in local currency terms and revenues before reimbursements in the Americas remained constant in U.S. dollars while increasing 1% in local currency terms. Revenues before reimbursements in Asia/Pacific declined by 8% in U.S. dollars while local currency revenues declined 5%.

Growth in transformational outsourcing revenues offset lower consulting revenues. As a result of the difficult economic environment, some clients have reduced or deferred expenditures for consulting services and we have also experienced pricing pressure over the last year, which has eroded our revenues. However, we have also implemented cost-management programs such that operating margins have been maintained or improved over this period. Current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters.

Our Communications & High Tech operating group achieved revenues before reimbursements of $883 million in the three months ended May 31, 2002, an increase of 8% from the three months ended May 31, 2001, primarily due to increased revenue from large transformational outsourcing contracts, which offset lower consulting revenues. Our Financial Services operating group achieved revenues before reimbursements of $646 million in the three months ended May 31, 2002, a decrease of 16% from the three months ended May 31, 2001, primarily due to the impact of the economic downturn on the capital markets and banking industries. Our Government operating group achieved revenues before reimbursements of $328 million in the three months ended May 31, 2002, an increase of 19% over the three months ended May 31, 2001, primarily driven by strong growth in North America and Europe. Our Products operating group achieved revenues before reimbursements of $612 million in the three months ended May 31, 2002, an increase of 3% over the three months ended May 31, 2001, primarily as a result of strong growth in our Retail industry group in Europe. Our Resources operating group achieved revenues before reimbursements of $507 million in the three months ended May 31, 2002, an increase of 3% over the three months ended May 31, 2001, primarily as a result of strong growth in our chemicals industry group in North America.

Operating Expenses

Operating expenses in the three months ended May 31, 2002 were $2,999 million, a decrease of $405 million, or 12%, from the three months ended May 31, 2001 and a decrease as a percentage of revenues from 97% in the three months ended May 31, 2001 to 87% in the three months ended May 31, 2002. These decreases primarily resulted because 2001 operating expenses included $588 million for reorganization and rebranding costs to change our name to Accenture, while 2002 operating expenses did not. These reductions were partially offset by higher employee compensation costs following our transition to a corporate structure. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners’ income, rather than compensation expense.

Operating expenses for the three months ended May 31, 2002 decreased $66 million, or 2%, from the pro forma as adjusted operating expenses for the three months ended May 31, 2001 and remained constant as a percentage of revenues at 87%.

We continue to implement long-term and short-term cost-management initiatives aimed at keeping overall growth in operating expenses less than the growth in revenues. Our long-term initiatives focus on global reductions in infrastructure costs. In addition, increasing our use of Web-enabled and other lower-cost distribution methods has enabled us to reduce the costs of delivering training. Our short-term initiatives focus on reducing variable costs, such as limiting travel and meeting costs, reducing infrastructure and corporate expenses principally through a hiring freeze and the deferral of non-critical initiatives.

In response to the continued difficult economic conditions, we have increased our focus on reducing our cost structure. As a result of expense management efforts, including executive level workforce actions, we reduced previously recognized annual bonus expense and recorded modest amounts of severance and other costs. The net effect of these actions was a decrease in operating expenses of approximately $30 million.

Cost of Services

Cost of services was $2,206 million in the three months ended May 31, 2002, an increase of $74 million, or 3%, over the three months ended May 31, 2001 and an increase as a percentage of revenues from 61% in the three months ended May 31, 2001 to 64% in the three months ended May 31, 2002. Cost of services before reimbursable expenses was $1,753 million in the three months ended May 31, 2002, an increase of $187 million, or 12%, over the three months ended May 31, 2001 and an increase as a percentage of revenues before reimbursements from 53% in the three months ended May 31, 2001 to 59% in the three months ended May 31, 2002. These increases were primarily attributable to the exclusion of partner compensation in prior period results.

Cost of services before reimbursable expenses for the three months ended May 31, 2002 increased $20 million, or 1%, over the pro forma as adjusted cost of services for the three months ended May 31, 2001 and increased as a percentage of revenues from 49% for the three months ended May 31, 2001 to 51% for the three months ended May 31, 2002. These increases largely reflect the impact of pricing pressures on revenue and higher compensation costs partly due to lower attrition at senior executive levels.

Sales and Marketing

Sales and marketing expense was $414 million in the three months ended May 31, 2002, an increase of $96 million, or 30%, over the three months ended May 31, 2001 and an increase as a percentage of revenues from 9% in the three months ended May 31, 2001 to 12% in the three months ended May 31, 2002. These increases were primarily due to higher compensation expense following our transition to a corporate structure.

Sales and marketing expense for the three months ended May 31, 2002 increased $25 million, or 6%, over the pro forma as adjusted sales and marketing expense for the three months ended May 31, 2001, and increased as a percentage of revenues from 11% in the three months ended May 31, 2001 to 12% in the three months ended May 31, 2002. The slowdown in the global economy has led us to increase our selling and marketing efforts to promote our business.

General and Administrative Costs

General and administrative costs were $379 million in the three months ended May 31, 2002, an increase of $13 million, or 4%, over the three months ended May 31, 2001 and increased as a percentage of revenues from 10% in the three months ended May 31, 2001 to 11% in the three months ended May 31, 2002.

General and administrative costs for the three months ended May 31, 2002 decreased $1 million from the pro forma as adjusted general and administrative costs for the three months ended May 31, 2001, and remained constant as a percentage of revenues at 11%.

Reorganization and Rebranding Costs

We incurred no reorganization and rebranding costs in the three months ended May 31, 2002. Reorganization and rebranding costs were $588 million, or 17% of revenues for the three months ended May 31, 2001. Reorganization costs for the three months ended May 31, 2001 included $495 million of restructuring costs relating to our transition to a corporate structure and rebranding costs included $93 million resulting from changing our name to Accenture. These costs are excluded from our pro forma as adjusted financial results as they are considered to be one-time items.

Operating Income

Operating income was $435 million in the three months ended May 31, 2002, an increase of $319 million, and an increase as a percentage of revenues from 3% in the three months ended May 31, 2001 to 13% in the three months ended May 31, 2002.

Operating income for the three months ended May 31, 2002, decreased $19 million, or 4%, from the pro forma as adjusted operating income for the three months ended May 31, 2001 and remained constant as a percentage of revenues at 13%. Operating income as a percentage of revenues before reimbursements remained constant at 15%.

Gain (Loss) on Investments

Loss on investments totaled $1 million in the three months ended May 31, 2002, compared to a loss of $9 million in the three months ended May 31, 2001.

Equity in Gains (Losses) of Affiliates

Equity in losses of affiliates totaled $2 million in the three months ended May 31, 2002, compared to losses of $11 million in the three months ended May 31, 2001.

Provision for Taxes

The effective tax rate for the three months ended May 31, 2002 was 38%. On a pro forma as adjusted basis, the effective tax rate for the three months ended May 31, 2001 was 40%. The actual effective tax rate for the three months ended May 31, 2001 is not comparable to the effective tax rate for the three months ended May 31, 2002 because, prior to May 31, 2001, we operated as a series of related partnerships and corporations and, therefore, generally did not pay income taxes as a corporation.

Minority Interest

Minority interest was $159 million for the three months ended May 31, 2002. Minority interest for the three months ended May 31, 2002 increased $8 million, or 5%, over the pro forma as adjusted minority interest for the three months ended May 31, 2001, and decreased as a percentage of income from 59%, on a pro forma as adjusted basis, for the three months ended May 31, 2001 to 58% in the three months ended May 31, 2002.

Nine Months Ended May 31, 2002 Compared to Nine Months Ended May 31, 2001

Our results of operations in respect of periods ended on or prior to May 31, 2001 reflect the fact that we operated as a series of related partnerships and corporations prior to that date, and our results of operations in respect of periods ending after May 31, 2001 reflect that we commenced operations in corporate structure on that date. Accordingly, in order to provide a more meaningful comparison of our results for the nine months ended May 31, 2002 as compared to the nine months ended May 31, 2001, we comment below on our results for those periods both on a historical basis and a pro forma as adjusted basis.

Revenues

Revenues for the nine months ended May 31, 2002 were $10,252 million, an increase of $111 million, or 1%, over the nine months ended May 31, 2001. Revenues before reimbursements for the nine months ended May 31, 2002 were $8,882 million, an increase of $216 million, or 2%, over the nine months ended May 31, 2001 in U.S. dollars. In local currency terms, revenues before reimbursements in the nine months ended May 31, 2002 grew by 4% over the nine months ended May 31, 2001. Our revenues before reimbursements in Europe, the Middle East and Africa grew by 14% in both U.S. dollars and local currency terms, revenues before reimbursements in the Americas declined by 4% in U.S. dollars and 3% in local currency terms and revenues before reimbursements in Asia/Pacific declined by 6% in U.S. dollars and increased by 1% in local currency terms. Growth in transformational outsourcing revenues offset lower consulting revenues.

As a result of the difficult economic environment, some clients have reduced or deferred expenditures for consulting services and we have also experienced pricing pressure over the last year, which has eroded our revenues. However, we have also implemented cost-management programs such that operating margins have been maintained or improved over this period. Current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters.

Our Communications & High Tech operating group achieved revenues before reimbursements of $2,377 million in the nine months ended May 31, 2002, a decrease of 5% from the nine months ended May 31, 2001, primarily due to global economic weakening in the Communications and Electronics & High Tech industries which this operating group serves. Our Financial Services operating group achieved revenues before reimbursements of $2,026 million in the nine months ended May 31, 2002, a decrease of 9% from the nine months ended May 31, 2001, primarily due to the impact of the economic downturn on the Capital Markets industry group. The weakening in our Capital Markets industry group in North America and Europe was partially offset by growth in our Health Services industry group. Our Government operating group achieved revenues before reimbursements of $988 million in the nine months ended May 31, 2002, an increase of 36% over the nine months ended May 31, 2001, primarily driven by strong growth in North America and Europe. Our Products operating group achieved revenues before reimbursements of $1,909 million in the nine months ended May 31, 2002, an increase of 8% over the nine months ended May 31, 2001, as a result of strong growth in our Retail industry group in Europe. Our Resources operating group achieved revenues before reimbursements of $1,573 million in the nine months ended May 31, 2002, an increase of 10% over the nine months ended May 31, 2001, as a result of strong growth in our Chemicals industry group in North America, and strong growth in our Utilities industry group in North America and Europe.

Operating Expenses

Operating expenses in the nine months ended May 31, 2002 were $9,015 million, an increase of $351 million, or 4%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues from 85% in the nine months ended May 31, 2001 to 88% in the nine months ended May 31, 2002. These increases primarily resulted from higher employee compensation costs following our transition to a corporate structure. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners’ income, rather than compensation expense.

Operating expenses for the nine months ended May 31, 2002 increased $69 million, or 1%, over the pro forma as adjusted operating expenses for the nine months ended May 31, 2001, and remained constant as a percentage of revenues at 88%.

We continue to implement long-term and short-term cost-management initiatives aimed at keeping overall growth in operating expenses less than the growth in revenues. Our long-term initiatives focus on global reductions in infrastructure costs. In addition, increasing our use of Web-enabled and other lower-cost distribution methods has enabled us to reduce the costs of delivering training. Our short-term initiatives focus on reducing variable costs, such as limiting travel and meeting costs, reducing infrastructure and corporate expenses principally through a hiring freeze and the deferral of non-critical initiatives.

In response to the continued difficult economic conditions, we have increased our focus on reducing our cost structure. As a result of expense management efforts, including executive level workforce actions, we reduced previously recognized annual bonus expense and recorded modest amounts of severance and other costs. The net effect of these actions was a decrease in operating expenses of approximately $30 million in the three months ended May 31, 2002.

Cost of Services

Cost of services was $6,637 million in the nine months ended May 31, 2002, an increase of $652 million, or 11%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues from 59% in the nine months ended May 31, 2001 to 65% in the nine months ended May 31, 2002. Cost of services before reimbursable expenses was $5,267 million in the nine months ended May 31, 2002, an increase of $758 million, or 17%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues before reimbursements from 52% in the nine months ended May 31, 2001 to 59% in the nine months ended May 31, 2002. These increases were primarily attributable to the exclusion of partner compensation from the prior period results.

Cost of services before reimbursable expenses for the nine months ended May 31, 2002 increased $33 million, 1% over the pro forma as adjusted cost of services before reimbursable expenses for the nine months ended May 31, 2001 and decreased as a percentage of revenues from 52% for the nine months ended May 31, 2001 to 51% for the nine months ended May 31, 2002. The slowdown in the global economy has led us to redirect some of our resources to selling and marketing efforts in order to promote our business. However, these cost reductions were partially offset by higher employee compensation costs and severance costs.

Sales and Marketing

Sales and marketing expense was $1,173 million in the nine months ended May 31, 2002, an increase of $402 million, or 52%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues from 8% for the nine months ended May 31, 2001 to 11% in the nine months ended May 31, 2002. These increases were primarily due to the higher compensation expense following our transition to a corporate structure.

Sales and marketing expense for the nine months ended May 31, 2002 increased $112 million, or 11%, over the pro forma as adjusted sales and marketing expense for the nine months ended May 31, 2001, and increased as a percentage of revenues from 10% in the nine months ended May 31, 2001 to 11% in the nine months ended May 31, 2002. The slowdown in the global economy which began in the second half of fiscal year 2001 led us to increase our selling and marketing efforts in order to promote our business.

General and Administrative Costs

General and administrative costs were $1,205 million in the nine months ended May 31, 2002, an increase of $74 million, or 7%, over the nine months ended May 31, 2001 and increased as a percentage of revenues from 11% in the nine months ended May 31, 2001 to 12% in the nine months ended May 31, 2002.

General and administrative costs for the nine months ended May 31, 2002 increased $30 million, or 3%, over the pro forma as adjusted general and administrative costs for the three months ended May 31, 2001, and remained constant as a percentage of revenues at 12%.

Reorganization and Rebranding Costs

Reorganization and rebranding costs were $777 million, or 8% of revenues for the nine months ended May 31, 2001. We incurred no reorganization and rebranding costs for the nine months ended May 31, 2002. Reorganization costs for the nine months ended May 31, 2001 included $508 million of restructuring costs relating to our transition to a corporate structure and rebranding costs for the nine months ended May 31, 2001 included $269 million resulting from changing our name to Accenture. These costs are excluded from our pro forma as adjusted financial results as they are considered to be one-time items.

Operating Income

Operating income was $1,237 million in the nine months ended May 31, 2002, a decrease of $240 million, or 16%, from the nine months ended May 31, 2001 and a decrease as a percentage of revenues from 15% in the nine months ended May 31, 2001 to 12% in the nine months ended May 31, 2002. Operating income decreased as a percentage of revenues before reimbursements from 17% in the nine months ended May 31, 2001 to 14% in the nine months ended May 31, 2002.

Operating income for the nine months ended May 31, 2002, increased $42 million, or 4%, over the pro forma as adjusted operating income for the nine months ended May 31, 2001 and remained constant as a percentage of revenues at 12%. Operating income also remained constant as a percentage of revenues before reimbursements at 14%.

Gain (Loss) on Investments

Losses on investments totaled $307 million for the nine months ended May 31, 2002. This loss includes $212 million recorded in the three months ended February 28, 2002 for the anticipated loss on the planned disposal of substantially all of our minority ownership interests in our venture and investment portfolio. The loss of $307 million also includes other-than-temporary impairment writedowns of $90 million recorded in the three months ended November 30, 2001.

Gains on investments totaled $180 million for the nine months ended May 31, 2001. This gain represents the sale of $382 million of a marketable security purchased in 1995 and $10 million from the sale of other marketable securities, net of other-than-temporary impairment investment writedowns of $81 million, and unrealized investment losses of $131 million.

Equity in Gains (Losses) of Affiliates

Equity in losses of affiliates totaled $9 million in the nine months ended May 31, 2002, compared to losses of $53 million in the nine months ended May 31, 2001, primarily due to the consolidation of the investment in our subsidiary, Avanade, Inc., commencing as of January 1, 2002 that was previously accounted for under the equity method.

Provision for Taxes

Including the one-time charge of $212 million related to investment writedowns for which tax benefits are not expected to be realized, the effective tax rate for the nine months ended May 31, 2002 was 47%. Excluding the one-time charge of $212 million to writedown investments, the effective tax rate for the nine months ended May 31, 2002 was 38%. On a pro forma as adjusted basis, the effective tax rate for the nine months ended May 31, 2001 was 40%. The actual effective tax rate for the nine months ended May 31, 2001 is not comparable to the effective tax rate for the nine months ended May 31, 2002 because, prior to May 31, 2001, we operated as a series of related partnerships and corporations and, therefore, generally did not pay income taxes as a corporation.

Minority Interest

Minority interest was $292 million in the nine months ended May 31, 2002. Minority interest for the nine months ended May 31, 2002 decreased $191 million, or 40%, over the pro forma as adjusted minority interest for the nine months ended May 31, 2001, and remained constant as a percentage of income at 59%.

Cumulative Effect of Accounting Change

The adoption of SFAS 133 resulted in cumulative income of $188 million on September 1, 2000, which represents the cumulative unrealized gains resulting from changes in the fair market value of equity holdings considered to be derivatives.

Liquidity and Capital Resources

We historically relied on cash flow from operations, partner capital contributions and bank credit facilities to satisfy our liquidity and capital requirements. However, each year a portion of the distributions we made to our partners was made on a deferred basis, which significantly strengthened our working capital and enabled us to limit our external borrowings. Since May 2001, our liquidity needs on a short-term and long-term basis have been satisfied by cash flows from operations, debt capacity under our credit facilities, and the net proceeds of Accenture Ltd’s initial public offering in July 2001. We believe our short-term and long-term liquidity needs will continue to be met through cash flows from operations and debt capacity under the bilateral, uncommitted, unsecured multicurrency revolving credit facilities described below. In addition, we may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions; or

•	respond to competitive pressures.

Our balance of cash and cash equivalents was $1,113 million at May 31, 2002 and $1,880 million at August 31, 2001, a decrease of $767 million, or 41%. The decrease is largely attributable to distributions to partners of partnership income earned for periods prior to our transition to a corporate structure, and share repurchases partially offset by earnings.

Net cash provided by operating activities was $547 million in the nine months ended May 31, 2002, a decrease of $1,448 million from the nine months ended May 31, 2001, primarily due to lower net income for the nine months ended May 31, 2002 as compared with partnership income before partner distributions in the prior years. As a result of our transition to a corporate structure, net income includes partner compensation and income taxes which we did not historically include in partnership income before partner distributions. Net cash used in investing activities was $133 million in the nine months ended May 31, 2002, a decrease of $100 million from the nine months ended May 31, 2001, as capital expenditures declined by $145 million. Net cash used in financing activities was $1,169 million in the nine months ended May 31, 2002, a decrease of $1,132 million from the nine months ended May 31, 2001, primarily due to reduced pre-incorporation earnings distributions to our partners.

Because we historically deferred the distribution of a portion of our partners’ current year earnings into the subsequent fiscal year, these earnings have been available for a period of time to meet liquidity and working capital requirements. At May 31, 2001, we reclassified the final distributable earnings from the capital accounts to current liabilities. Distribution to our partners of pre-incorporation earnings, net of partner receivables owed to Accenture, during the nine months ended May 31, 2002 was $765 million as compared with $1,950 million in the nine months ended May 31, 2001.

As of May 31, 2002, we had two syndicated credit facilities providing $450 million and $420 million, respectively, of unsecured, revolving borrowing capacity for general working capital purposes. On June 21, 2002 we entered into two new syndicated credit facilities for $537.5 million each which replace the $450 million and $420 million facilities. Similar to the prior facilities, the new facilities consist of 364-day and three-year committed facilities. Financing is provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities require us to (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets and (2) maintain a debt to cash flow ratio not exceeding 1.75 to 1.00. We are in compliance with these terms. As of May 31, 2002, we had no borrowings and $19 million in letters of credit which continue to be outstanding under the new three-year facility.

We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of May 31, 2002, these facilities provided for up to $376 million of local currency financing in countries that cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of May 31, 2002, amounts available under these lines of credit facilities totaled $197 million. At May 31, 2002, we had $94 million outstanding under these various facilities. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

During the nine months ended May 31, 2001 and 2002, we made $301 million and $155 million in capital expenditures, respectively, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We expect that our capital expenditures in the current fiscal year will be less than our capital expenditures in each of the last two fiscal years. In January 2002 we sold our technology center in Northbrook, Illinois for $65 million.

During November 1999, we formed Accenture Technology Ventures to select, structure and manage a portfolio of equity investments. We made equity investments of $215 million and $57 million during the nine months ended May 31, 2001 and 2002, respectively. See “Critical Accounting Policies and Estimates—Valuation of Investments” for a discussion of our plans with respect to our investment portfolio.

We also received $110 million and $1 million in the nine months ended May 31, 2001 and 2002, respectively, in equity from our clients as compensation for current and future services. Amounts ultimately realized from these equity securities may be higher or lower than amounts recorded on the measurement dates. In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of August 31, 2001 and May 31, 2002, $182 million and $248 million were outstanding for 17 and 21 clients, respectively. These outstanding amounts are included in unbilled services and other non-current assets on our historical balance sheets.

On April 17, 2002, Accenture Ltd’s board of directors authorized the creation of a share employee compensation trust (“SECT”) and approved the contribution of up to $300 million to the SECT. At May 31, 2002, Accenture had contributed $150 million to the SECT. The SECT has made repurchases of Accenture Ltd Class A common shares totaling $46 million as of May 31, 2002. The remaining $104 million continues to be available to the SECT for share repurchases, and is segregated as restricted cash on the consolidated balance sheet at May 31, 2002.

The cost of shares repurchased, not including those repurchased by the SECT, during the three months ended May 31, 2002 and the nine months ended May 31, 2002 was $135 million and $259 million, respectively. In addition to our ongoing open-market share repurchases, we expect to repurchase shares pursuant to our Share Management Plan. In certain countries we must use previously issued shares rather than newly issued shares to satisfy our obligations upon the maturity of a restricted share unit or the exercise of an option in order for the transaction to receive the available tax deductibility. We expect that we will use 6.4 million, 10 million and 7.5 million previously issued shares for these purposes in fiscal 2002, 2003 and 2004, respectively.

Obligations and Commitments

As of May 31, 2002, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$6,214	$2,299	$3,915	$—	$—
Operating leases	2,668,685	194,086	384,260	355,668	1,734,671
Andersen Worldwide (1)	516,000	126,000	240,000	150,000	—
Retirement obligations	335,415	48,891	94,227	98,545	93,752

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

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of August 31, 2001, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our financial instruments of $4 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would result in an increase in the fair value of our financial instruments of $4 million. As of May 31, 2002, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our financial instruments of $22.9 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would result in an increase in the fair value of our financial instruments of $22.9 million.

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

The interest rate risk associated with our borrowing and investing activities at May 31, 2002 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

Equity Price Risk

We have marketable equity securities that are subject to market price volatility. Marketable equity securities include common stock, warrants and options. Our investment portfolio includes warrants and options in both publicly traded and privately held companies. Warrants in public companies and those that can be net share settled in private companies are deemed derivative financial instruments and are recorded on the Consolidated Balance Sheet at fair value. The privately held investments are inherently risky because the markets for the technologies or products developed by these companies are less established than those of most publicly traded companies and we may be unable to liquidate our investments if desired. Beginning September 1, 2000, warrants are deemed derivative financial instruments by SFAS 133. As such, they are recorded on the balance sheet at fair value with unrealized gains or losses recorded on the income statement. As of May 31, 2002, we owned marketable equity securities totaling $64 million. We have entered into a forward contract to offset the equity price risks associated with $38 million of options included in our marketable equity securities portfolio at May 31, 2002. Gains and losses associated with changes in the fair value of that forward contract offset changes in the fair value of the underlying options. As of May 31, 2002, the fair value of the underlying options was $38 million, while the forward contract had a cumulative net gain of approximately $6 million. The forward contract allows net cash settlement and is being accounted for as a derivative. Pursuant to SFAS 133, changes in the fair value of the forward contract are recorded on the income statement in the periods they arise and unrealized gains or losses are included in other current assets or other accrued liabilities.

The following analysis presents the hypothetical change in the fair value of our marketable equity securities at August 31, 2001 and May 31, 2002, assuming the same hypothetical price fluctuations of plus or minus 10%, 20% and 30%.

	Valuation of investments assuming indicated decrease			August 31, 2001	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	fair value	+10%	+20%	+30%
	(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	$60,618	$69,278	$77,937	$86,597	$95,257	$103,916	$112,576

	Valuation of investments assuming indicated decrease			May 31, 2002	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	fair value	+10%	+20%	+30%
	(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	$45,115	$51,560	$58,005	$64,450	$70,895	$77,340	$83,785

Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. Under the transition provisions of SFAS 142, goodwill acquired in business combinations for which the acquisition date is after June 30, 2001 are not to be amortized and are to be reviewed for impairment under existing standards. The entire goodwill balance of $153 million at May 31, 2002 related to acquisitions subsequent to June 30, 2001. We will be required to perform an initial review of goodwill as of September 1, 2002, and an annual impairment review thereafter. We do not expect adoption of SFAS 142 to materially affect our results of operations.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are involved in a number of judicial, administrative and arbitration proceedings concerning matters arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

In 1998, the bankruptcy trustee of FoxMeyer Corporation filed a lawsuit against Accenture in the District Court of Harris County (Houston), Texas. The lawsuit arose out of our work for FoxMeyer to assist in the implementation of an enterprise resource planning software package, SAP R/3, developed by SAP AG, and other related projects during the period from 1993 to 1996. On June 7, 2002, the bankruptcy trustee and Accenture entered into a settlement of the litigation, which must be approved by FoxMeyer’s bankruptcy court in Delaware. The hearing on approval has been scheduled for July 15, 2002, after which there is a ten-day period during which an interested party may appeal the judge’s decision. If the bankruptcy judge approves the settlement and the ten-day period expires without appeal, the trial court will dismiss the lawsuit with prejudice. The settlement, if approved, will not have a material adverse effect on our results of operation or financial condition.

We have entered into agreements with the lead plaintiffs in two purported class actions in federal court in Houston, Texas involving, among other things, audits and other services provided by Arthur Andersen to Enron Corporation, in which we have agreed that any statute of limitations or similar deadline by which they must add us as a party to the actions or file complaints against us is suspended from April 2002 to April 2003 unless the agreement is earlier terminated by either of us upon 30 days’ written notice. We have also entered into a similar agreement with a plaintiff in a lawsuit involving Sunbeam Corporation, another former client of Arthur Andersen firms. Attorneys for the plaintiffs in these actions had told us that they intended to add us as a defendant in those actions because of the possibility, among other things, that statute of limitations periods would expire if they did not do so, and we have entered into these tolling agreements so that we may have time to inform the plaintiffs that adding us as a defendant in such actions would be misdirected and without merit. Such actions, if commenced against us would be based on misconceptions about the nature of our past relationship with Arthur Andersen LLP and the other Arthur Andersen firms. We have been legally separate and distinct from Arthur Andersen LLP and the other Arthur Andersen firms at all times since 1989. We believe that because of the facts of our past relationship with Arthur Andersen LLP and the other Arthur Andersen firms, any potential lawsuit against us in this regard would be misdirected and without merit.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In connection with the public offering of Accenture Ltd Class A common shares by Accenture Ltd and certain selling shareholders and related transactions in May 2002, Accenture Ltd issued an aggregate of 12,923,675 Class A common shares on May 22, 2002, upon the redemption or exchange of an aggregate of 12,923,675 Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares. These Class A common shares were issued in reliance on the exemption from registration contained in Section 4(2) of Securities Act of 1933, as amended, on the basis that the transactions did not involve any public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index:

10.1	Form of Accenture Ltd Common Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on April 26, 2002 (the “April 26, 2002 Form S-1/A”)).

10.2	Form of Accenture SCA Common Agreement (incorporated by reference to Exhibit 10.23 to the April 26, 2002 Form S-1/A).

(b)	Reports on Form 8-K.

During the quarter ended May 31, 2002, the following report on Form 8-K was filed by the Registrant:

Current Report on Form 8-K dated April 15, 2002 (date of earliest event reported), filed on April 15, 2002, with respect to certain information previously included in the Registrant’s Registration Statement on Form S-1 (File No. 333-84492) filed on March 19, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on July 15, 2002 by the undersigned, thereunto duly authorized.

ACCENTURE LTD

By:	/S/ HARRY L. YOU
	Name:	Harry L. You
	Title:	Chief Financial Officer (principal financial and accounting officer)