Form 10-K/A
period 2001-08-31
ACCENTURE LTD
filed 2002-10-31
CIK 1134538

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-K/A
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number: 001-16565

                               -----------------

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

                                (441) 296-8262
             (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Act:

                 Title of Each Class                  Name of Exchange on Which Registered
                 -------------------                  ------------------------------------
Class A common shares, par value $0.0000225 per share       New York Stock Exchange

                               -----------------

   Securities registered pursuant to Section 12(g) of the Act:

             Class X common shares, par value $0.0000225 per share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the common equity of the Registrant held by non-affiliates of the Registrant on November 15, 2001 was $6.9 billion, based on the closing price of the Registrant's Class A common shares, par value $0.0000225, reported on the New York Stock Exchange on such date of $20.25 per share and on the par value of the Registrant's Class X common shares, par value $0.0000225 per share.

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

================================================================================

                               EXPLANATORY NOTE

    On October 10, 2002, Accenture announced that as a result of a calculation error it was revising downwards previously reported Reimbursements and Reimbursable expenses (and, accordingly, Revenues and Cost of services) by equal amounts. Accenture has identified that previously reported Reimbursements and Reimbursable expenses included certain intercompany transactions that had not been fully eliminated. There is no change to Revenues before reimbursements, Operating income, Income before taxes, Net income or Earnings per share. There is also no change to the Balance Sheets, the Statements of Cash Flows or the Shareholders' Equity Statements. For additional information regarding the revisions, see Note 1 to Accenture Ltd's financial statements included elsewhere in this amendment.

    This amendment to Accenture Ltd's Annual Report on Form 10-K for the fiscal year ended August 31, 2001 amends the affected items of the Annual Report originally filed on November 29, 2001 to reflect the revisions described above and the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Accenture Ltd's Current Report on Form 8-K dated April 15, 2002. This amendment does not otherwise update the disclosures set forth in such items as originally filed and does not otherwise reflect events occurring after the original filing of the Annual Report on November 29, 2001.

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
Part I
Item 1.  Business.............................................................................   1

Part II
Item 6.  Selected Financial Data..............................................................  14
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  15
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................  35
Item 8.  Financial Statements and Supplementary Data..........................................  37

Part IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  38
Index to Combined and Consolidated Financial Statements....................................... F-1
Signatures.................................................................................... S-1

                                    PART I

ITEM 1.  BUSINESS

Overview

    Accenture is the world's leading management and technology consulting organization. We had approximately $11.4 billion of revenues before reimbursements for the fiscal year ended August 31, 2001. As of August 31, we had more than 75,000 employees based in more than 110 offices in 47 countries delivering to our clients a wide range of consulting, technology and outsourcing services. We operate globally with one common brand and business model designed to enable us to serve our clients on a consistent basis around the world. We work with clients of all sizes and have extensive relationships with the world's leading companies and governments.

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

----------------------------------------------------------------------------------------------------------------------------
                                             Global Market Units
----------------------------------------------------------------------------------------------------------------------------
Communications           Financial                   Products                      Resources               Government
& High Tech              Services

Industry Groups          Industry Groups             Industry Groups               Industry Groups         Industry Groups
---------------          ---------------             ---------------               ---------------         ---------------
.. Communications         . Banking                   . Automotive                  . Chemicals             . Government
.. Electronics &          . Health Services           . Consumer Goods &            . Energy
  High Tech              . Insurance                   Services                    . Forest Products
.. Media &                                            . Industrial Equipment        . Metals & Mining
  Entertainment                                      . Pharmaceuticals &           . Utilities
                                                       Medical Products
                                                     . Retail
                                                     . Transportation &
                                                       Travel Services


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

    Our Communications & High Tech global market unit comprises the following industry groups:

    . Communications. Our Communications industry group serves many of the world's leading wireline, wireless, cable and satellite communications companies. We provide a wide range of services designed to help our communications clients increase margins and market share, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles.

    . Electronics & High Tech. Our Electronics & High Tech industry group serves the aerospace, defense, electronics, high technology and network communications industries. This industry group provides services in such areas as electronic commerce and strategy and supply chain management.

    . Media & Entertainment. Our Media & Entertainment industry group serves entertainment, print and publishing companies, as well as innovative new ventures and Internet companies, providing an array of services ranging from customer relationship management to digital content infrastructure and electronic business solutions.

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

    Our Financial Services global market unit comprises the following industry groups:

    . Banking. Our Banking industry group works with leading commercial and savings banks, diversified financial services and securities companies, and exchanges, as well as with a variety of new entrants and innovators, such as on-line banks and brokerages. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively, expand product and service offerings, and leverage new technologies and distribution channels.

    . Health Services. Our Health Services industry group serves integrated healthcare providers, health insurers, managed care organizations, biotech and life sciences companies and policy-making authorities. We are helping our clients in the health plan and health insurance area in North America accelerate their business by connecting consumers, physicians and other stakeholders through electronic commerce. In Europe, we are helping create new connections between governments, physicians and insurers.

    . Insurance. Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, develop Internet insurance businesses and improve the quality and consistency of risk selection decisions. We also help insurers take advantage of the opportunities provided by convergence within the financial services industry. In addition, our Insurance industry group has also developed a claims management capability that enables insurers to provide better customer service while optimizing claims costs.

  Products

    Our Products global market unit comprises six industry groups: Automotive, Consumer Goods & Services, Industrial Equipment, Pharmaceuticals & Medical Products, Retail, and Transportation & Travel Services.

    . Automotive. Our Automotive industry group works with auto manufacturers, suppliers, dealers, retailers and service providers to develop and implement solutions focused on customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

    . Consumer Goods & Services. Our Consumer Goods & Services industry group helps food, beverage, tobacco, household products, cosmetics and apparel companies move beyond incremental cost cutting and establish bolder innovation and growth agendas. This industry group adds value to companies through innovative service offerings that address, among other things, new ways of reaching the retail trade and consumers through precision consumer marketing, maximizing brand synergies and cost reductions in mergers and acquisitions, and improving supply chain efficiencies through collaborative commerce business models.

    . Industrial Equipment. Our Industrial Equipment industry group serves the industrial and electrical equipment, construction, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiency by improving processes and leveraging technology. We also help them generate value from strategic mergers and acquisitions. Our Industrial Equipment industry group also develops and deploys innovative solutions in the area of channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

    . Pharmaceuticals & Medical Products.  Our Pharmaceuticals & Medical
      Products industry group serves pharmaceuticals, biotechnology, medical products and other industry-related companies. With knowledge in discovery, development, manufacturing, supply chain, and sales and marketing issues, we help companies identify and exploit opportunities for value creation, such as reducing the time it takes to develop and deliver new drugs to market through process improvements and implementation of technology. This industry group also helps clients integrate new discovery technologies, realize the potential of genomics and biotechnology, become more patient-centric, and create new business models that deliver medical breakthroughs more rapidly.

    . Retail. Our Retail industry group serves a wide spectrum of retailers ranging from convenience stores to destination stores, including supermarkets, specialty premium retailers and large mass-merchandise discounters. Our Retail industry group professionals work with clients to improve operational performance, increase advertising and merchandising effectiveness, and enhance supply chain and customer relationship management capabilities.

    . Transportation & Travel Services. Our Transportation & Travel Services industry group serves clients in the airline, freight transportation, third-party logistics, hospitality, gaming, car rental, passenger rail and travel distribution industries. We help clients develop and implement strategies and solutions to improve customer relationship management capabilities, operate more-efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies and more effectively manage maintenance, repair and overhaul processes and expenses.

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

    Our Resources global market unit comprises the following industry groups:

    . Chemicals. This industry group has significant resources in Europe, Asia, Japan and the Americas and works with a wide cross-section of industry segments, including specialty chemicals, industrial chemicals, polymers and plastics, gases and life science companies. We also have long-term operations contracts with many of the industry leaders and have worked closely with many chemical industry electronic marketplaces and start-ups.

    . Energy. Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream and oil services companies. We help clients create cross-industry synergies and operational efficiencies through our multi-client outsourcing centers, forge alliances to advance integrated industry solutions, build new markets in Asia, establish electronic procurement exchanges, build and enhance trading and risk management operations, and exploit new business technologies.

    . Forest Products. The Forest Products industry group helps our clients in the pulp and paper business achieve improvements in business performance from the individual mill level throughout the value chain. We also help our Forest Products clients use electronic commerce and the Internet to drive incremental value.

    . Metals & Mining. Our Metals & Mining industry group serves metals industry clients located in the world's key mining regions, including North America, Latin America, South Africa, Australia and South East Asia. The Metals & Mining industry group works with clients in areas such as electronic commerce, including procurement, supply-chain management and customer service.

    . Utilities. Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. Our work includes helping utilities transform themselves from state-owned, regulated local entities to global deregulated corporations, as well as developing diverse products and service offerings to help our clients deliver higher levels of convenience and service to their customers. These offerings include trading and risk management, supply chain optimization and customer relationship management.

  Government

    As the world's largest employers, governments face the challenge of improving the efficiency of their service delivery by creating new citizen-centric business models that harness the power of new technologies. Our Government global market unit works with government agencies in a number of countries, helping them transform to meet the demands of citizens and businesses. We typically work with defense, revenue, human services, justice, postal, education and electoral authorities, whose budgets typically account for a substantial majority of a country's overall government expenditures.

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

  Strategy & Business Architecture

    The professionals within our Strategy & Business Architecture service line work with individuals at the highest levels of our clients' organizations on their most critical strategy and information technology issues. To help clients unlock new sources of value, we provide a wide array of strategic planning and design services and advise clients on significant decisions relating to corporate governance, alliances, mergers and acquisitions and other transformational decisions. In addition, our professionals analyze current and emerging market trends to help clients identify new business opportunities.

  Customer Relationship Management

    Professionals in our Customer Relationship Management service line help companies increase the value of their customer relationships and enhance the economic value of their brands to acquire new customers and retain existing ones. We offer a full range of capabilities that have positioned us as a pioneer in the reinvention of marketing and customer relationship management. These include proprietary approaches to improving the return on marketing investments, innovative methods for uncovering insight into customers' purchasing preferences and habits and tailoring products and services based on that insight, and sophisticated techniques for integrating information so that it is available to the customer at any point of interaction. Together with our alliance partners, we bring in-depth skills to our clients, helping them create superior customer experiences and enhance the value of their customer relationships.

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

  Human Performance

    The professionals in our Human Performance service line help our clients solve human performance issues critical to their operational success, from recruiting and motivating key employees and management to developing outsourced and netsourced processes and training for their employees. Our integrated approach provides human resources, knowledge management, learning and performance management solutions that increase the efficiency and effectiveness of our clients' employees and operations, while reducing recruiting and training costs.

  Finance & Performance Management

    The professionals in our Finance & Performance Management service line work with our clients' key financial managers to support management of, and reporting by, the finance department; to develop and implement solutions that help them align their companies' investments with their business objectives; to use the Internet to manage the treasury function; and to establish security around the exchange of information to reporting institutions. Among the services we provide are strategic consulting with regard to the design and structure of the finance function, particularly post-merger or acquisition, and the establishment of shared service centers for streamlining transaction processing. Our services also address pricing and yield management, billing, credit, lending and debt recovery.

  Technology Research & Innovation

    Professionals in our Technology Research & Innovation service line research, invent and commercialize cutting-edge business solutions using new and emerging technologies. Our research helps develop innovative ideas based on technology advances that can be applied to changing marketplace dynamics. Through the Accenture Technology Labs, we continually identify and dedicate significant resources to the next-wave technologies that we believe will be drivers of our clients' growth and sources of first-mover advantage by enabling clients to be first to market with a unique capability or service offering.

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

Affiliates

    If a capability that we do not already possess is of strategic importance and value to us but is in an area that is best developed in a business model outside our client service business, we may form a new business, often with one or more third parties, to develop that capability. We call these businesses affiliates. These entities can rapidly advance a particular opportunity by building upon our global platform of clients, professionals and business expertise. Our affiliates include Avanade Inc., e-peopleserve, Epylon Corporation, Imagine Broadband Limited, Indeliq, Inc. and Navitaire Inc. Avanade is a company we jointly own with Microsoft that focuses on large-scale technology integration surrounding Microsoft's enterprise platform. e-peopleserve is a human resources solution provider we own with British Telecommunications. Epylon provides e-procurement capability for government entities and educational institutions. Imagine Broadband provides interactive broadband solutions and platform implementation to cable, satellite and telecommunications network operators worldwide. Indeliq develops scalable performance simulation electronic learning applications based on patents and technology that we contributed to Indeliq. Navitaire provides airlines with reservations, ticketing and revenue management services.

Alliances

    Because today's business environment demands more speed, flexibility and resources than exist at any single company, strategic alliances are an important part of our strategy. Through our strategic alliances, we work with established and early-stage technology companies in virtually every field, allowing us to incorporate market-leading insights and deliver an array of capabilities for our clients' diverse business needs. We seek to form alliances with leading companies and organizations whose capabilities complement our own, whether by extending or deepening a service offering, delivering a new technology or business process, or helping us extend our services to new geographies.

Accenture Technology Ventures Portfolio Companies

    Accenture Technology Ventures, our venture capital business, provides us with insight into and access to emerging business models, products and technologies for the benefit of our management and technology consulting business and enables us to generate returns from investments in emerging growth technology companies. The companies in which Accenture Technology Ventures invests, which we refer to as portfolio companies, also benefit from access to our industry expertise and client relationships. Accenture Technology Ventures' investment strategy includes funding for private companies and focuses on software and information technology investments.

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

Accenture Organizational Structure

    Accenture Ltd is a Bermuda holding company with no material assets other than Class I and Class II common shares in our subsidiary, Accenture SCA, a Luxembourg partnership limited by shares. Accenture Ltd's only business is to hold these shares and to act as the sole general partner of Accenture SCA. As the general partner of Accenture SCA and as a result of Accenture Ltd's majority voting interest in Accenture SCA, Accenture Ltd controls Accenture SCA's management and operations and consolidates Accenture SCA's results in its financial statements. We operate our business through subsidiaries of Accenture SCA. Accenture SCA reimburses Accenture Ltd for its expenses but does not pay Accenture Ltd any fees.

    Prior to our transition to a corporate structure in fiscal 2001, we operated as a series of related partnerships and corporations under the control of our partners. In connection with our transition to a corporate structure, our partners generally exchanged all of their interests in these partnerships and corporations for Accenture Ltd Class A common shares or, in the case of partners resident in certain countries, Accenture SCA Class I common shares or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA. Generally, partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares also received a corresponding number of Accenture Ltd Class X common shares which entitle their holders to vote at Accenture Ltd shareholders' meetings but do not carry any economic rights.

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

    Subject to contractual transfer restrictions, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at any time at a redemption price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the redemption. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. In addition, each of our partners in the United States, Australia and Norway has agreed that we may cause that partner to exchange that partner's Accenture SCA Class I common shares for Accenture Ltd Class A common shares on a one-for-one basis if Accenture Ltd holds more than 40% of the issued share capital of Accenture SCA and we receive a satisfactory opinion from counsel or a professional tax advisor that such exchange should be without tax cost to that partner. This one-for-one redemption price and exchange ratio will be adjusted if Accenture Ltd holds more than a de minimis amount of assets (other than its interest in Accenture SCA and assets it holds only transiently prior to contributing them to Accenture SCA) or incurs more than a de minimis amount of liabilities (other than liabilities for which Accenture SCA has a corresponding liability to Accenture Ltd). Accenture Ltd does not intend to hold any material assets other than its interest in Accenture SCA or to incur any material liabilities such that this one-for-one redemption price and exchange ratio would require adjustment. In order to maintain Accenture Ltd's economic interest in Accenture SCA, Accenture SCA will issue common shares to Accenture Ltd each time additional Accenture Ltd Class A common shares are issued.

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

    We use the term "partner" to refer to the partners and shareholders of the series of related partnerships and corporations through which Accenture operated its business prior to its transition to a corporate structure. These individuals became executive employees of Accenture following its transition to a corporate structure but retain the "partner" title. Where the context permits, the term also refers to Accenture's employees and others who have been or are in the future named as "partners" in this executive sense.

Employees

    Our most important asset is our people. We are deeply committed to the long-term development of our employees. Each professional receives extensive and focused technical and managerial skills development training throughout his or her career with us. We seek to reinforce our employees' commitment to our clients, culture and values through a comprehensive performance review system and a competitive compensation philosophy that rewards individual performance and teamwork. We strive to maintain a work environment that reinforces our partnership culture and the collaboration, motivation, alignment of interests and sense of ownership and reward that our partnership culture has sustained.

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

    Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governmental organizations and other large enterprises. There is an increasing number of professional services firms seeking consulting engagements with these organizations. We believe that the principal competitive factors in the consulting industry in which we operate include:

    . skills and capabilities of people;

    . reputation and client references;

    . price;

    . scope of services;

    . service delivery approach;

    . perceived ability to add value;

    . quality of advice given;

    . focus on achieving results on a timely basis;

    . availability of appropriate resources; and

    . global reach and scale.

Forward-Looking Statements and Certain Factors That May Affect Our Business

    We have included in this Annual Report on Form 10-K forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

    . A significant or prolonged economic downturn could have a material adverse effect on our results of operations. Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. In addition, our business tends to lag behind economic cycles in an industry. A decline in the level of business activity of our clients could have a material adverse effect on our revenues and profit margin.

    . Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past. Our success, depends, in part, on our ability to develop and implement management and technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our ideas may not be successful in the marketplace. Also, products and technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Our business is also dependent, in part, upon continued growth in the use of technology in business, and if the use of technology in business does not continue to grow, demand for our services may decrease.

    . We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services. As a professional services firm, we depend to a large extent on our relationships with our clients and our reputation for high-caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we employ, it may be more damaging in our business than in other businesses.

    . Our services or solutions may infringe upon the intellectual property rights of others. We cannot be sure that our services and solutions, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services or solutions.

    . Our engagements with clients may not be profitable. Unexpected costs or delays could make our contracts unprofitable. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis and we estimate that the majority of our contracts can be terminated by our clients with short notice and without significant penalty. Furthermore, in limited circumstances we extend financing to our clients and may fail to collect amounts so extended.

    . If our affiliates, alliances or venture capital portfolio companies do not succeed, we may not be successful in implementing our growth strategy. We have invested a substantial amount of time and resources in our affiliates, alliances and venture capital portfolio companies, and we plan to make substantial additional investments in the future. The benefits we anticipate from these relationships are an important component of our growth strategy. If these relationships do not succeed, we may lose our investments or fail to obtain the benefits we hope to derive from them.

    . Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address. These risks include: the absence in some jurisdictions of effective laws to protect our intellectual property rights; multiple and possibly overlapping and conflicting tax laws; restrictions on the movement of cash; the burdens of complying with a wide variety of national and local laws; political instability; currency fluctuations; longer payment cycles; restrictions on the import and export of certain technologies; price controls or restrictions on exchange of foreign currencies; and trade barriers.

    . Our transition to a corporate structure in fiscal 2001 may adversely affect our ability to recruit, retain and motivate our partners and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business. We face additional retention risk because of our transition to a corporate structure in fiscal 2001. While most of the equity interests held by our partners are subject to transfer restrictions, the transfer restrictions lapse over time, may not be enforceable in all cases and can be waived. In addition, in connection with our transition to a corporate structure, our partners have accepted significant reductions in their cash compensation. The substitution of equity, equity-based incentives and other employee benefits in lieu of higher cash compensation may not be sufficient to retain these individuals in the near or long term. There is no guarantee that the non-competition agreements we have entered into with our partners are sufficiently broad to prevent them from leaving us for our competitors or other opportunities or that these agreements will be enforceable in all cases. Also, the incentives we offer to attract, retain and motivate our non-partner employees may not be as effective as the opportunity, which existed prior to our transition to a corporate structure, to hold a partnership interest in Accenture.

    . We have only a limited ability to protect our intellectual property rights, which are important to our success. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.

    . Our profitability will suffer if we are not able to maintain our prices and utilization rates and control our costs. Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our professionals, we will not be able to sustain our profit margin and our profitability will suffer.

    . Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price. Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. The factors that are likely to cause these variations are: seasonality; the business decisions of our clients regarding the use of our services; the timing of projects and their termination; the timing and extent of gains and losses on our portfolio of investments; the timing of income or loss from affiliates; our ability to transition employees quickly from completed projects to new engagements; the introduction of new solutions or services by us or our competitors; changes in our pricing policies or those of our competitors; our ability to manage costs, including personnel costs and support services costs; costs related to possible acquisitions of other businesses; and global economic conditions.

    . Our share price may decline due to the large number of Class A common shares eligible for future sale. Sales of substantial amounts of Accenture Ltd Class A common shares, or the perception of these sales, may adversely affect the price of the Class A common shares and impede our ability to raise capital through the issuance of equity securities. On each of the first eight anniversaries of the consummation of the initial public offering of the Class A common shares, Class A common shares held by our partners will become available for sale in significant numbers and Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our partners will become redeemable or exchangeable for freely transferable Class A common shares in significant numbers.

    . We are registered in Bermuda, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States. We are organized under the laws of Bermuda, and a significant portion of our assets are located outside the United States. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda or in countries, other than the United States, where we have assets based on the civil liability provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where we have assets.

    . Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders. Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, we are governed by the Companies Act 1981 of Bermuda. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

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

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data have been presented on a historical cost basis for all periods presented. The data as of August 31, 2000 and 2001 and for the years ended August 31, 1999, 2000 and 2001 are derived from the audited historical financial statements and related notes which are included elsewhere in this annual report. The data as of August 31, 1999 and for the year ended August 31, 1998 are derived from the audited historical financial statements and related notes which are not included in this annual report. The data as of August 31, 1997 and 1998 and for the year ended August 31, 1997 are derived from unaudited historical financial statements and related notes which are not included in this annual report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical financial statements and related notes included elsewhere in this annual report.

                                               Year ended August 31,
                                     -----------------------------------------
                                      1997    1998    1999     2000     2001
                                     ------- ------- -------  -------  -------
                                     Revised Revised Revised  Revised  Revised
                                                   (in millions)
Income Statement Data:
Revenues:
 Revenues before reimbursements..... $6,275  $8,215  $ 9,550  $ 9,752  $11,444
 Reimbursements(1)..................  1,085   1,296    1,326    1,579    1,618
                                     ------  ------  -------  -------  -------
  Revenues(1).......................  7,360   9,511   10,876   11,331   13,062
Operating expenses:*
 Cost of services:*
  Cost of services before
    reimbursable expenses*..........  3,470   4,700    5,457    5,486    6,200
  Reimbursable expenses(1)..........  1,085   1,296    1,326    1,579    1,618
                                     ------  ------  -------  -------  -------
  Cost of services*(1)..............  4,555   5,996    6,783    7,065    7,818
 Sales and marketing*...............    611     696      790      883    1,217
 General and administrative costs*..    819   1,036    1,271    1,297    1,516
 Reorganization and rebranding costs     --      --       --       --      848
 Restricted share unit-based
  compensation......................     --      --       --       --      967
                                     ------  ------  -------  -------  -------
  Total operating expenses*(1)......  5,985   7,728    8,844    9,245   12,366
                                     ------  ------  -------  -------  -------
Operating income*...................  1,375   1,783    2,032    2,086      696
Gain on investments, net............     --      --       92      573      107
Interest income.....................     --      --       60       67       80
Interest expense....................    (19)    (17)     (27)     (24)     (44)
Other income (expense)..............      4      (6)      (5)      51       17
Equity in losses of affiliates......     --      (1)      (6)     (46)     (61)
                                     ------  ------  -------  -------  -------
Income before taxes*................  1,360   1,759    2,146    2,707      795
Provision for taxes(2)..............    118      74      123      243      503
                                     ------  ------  -------  -------  -------
Income before minority interest and
 accounting change*.................  1,242   1,685    2,023    2,464      292
Minority interest...................     --      --       --       --      577
                                     ------  ------  -------  -------  -------
Income before accounting change*....  1,242   1,685    2,023    2,464      869
Cumulative effect of accounting
 change.............................     --      --       --       --      188
                                     ------  ------  -------  -------  -------
  Partnership income before partner
    distributions*(3)............... $1,242  $1,685  $ 2,023  $ 2,464
                                     ======  ======  =======  =======
  Net income*.......................                                   $ 1,057
                                                                       =======

                                             As of August 31,
                                    ----------------------------------
                                     1997   1998   1999   2000   2001
                                    ------ ------ ------ ------ ------
                                              (in millions)
          Balance Sheet Data:
          Cash and cash equivalents $  325 $  736 $1,111 $1,271 $1,880
          Working capital..........    175    531    913  1,015    401
          Total assets.............  2,550  3,704  4,615  5,451  6,061
          Long-term debt...........    192    157    127     99      1
          Total partners' capital..    761  1,507  2,208  2,368     --
          Shareholders' equity.....     --     --     --     --    282

--------
* Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.
(1) Reimbursements and reimbursable expenses previously reported have been reduced by corresponding amounts for certain intercompany transactions that had not been eliminated. These adjustments reduced previously reported Reimbursements, Revenues, Reimbursable expenses, Cost of services, and Operating expenses by $87, $129, $203, $209 and $286 in 1997, 1998, 1999,
    2000 and 2001, respectively.
(2) Provision for taxes is not the same as income taxes of a corporation for historical periods. We operated through partnerships in many countries. Therefore, we generally were not subject to income taxes in those countries. Taxes related to income earned by our partnerships were the responsibility of the individual partners. In other countries, we operated through corporations, and in these circumstances we were subject to income taxes.
(3) Partnership income before partner distributions is not comparable to net income of a corporation similarly determined. Partnership income in historical periods is not executive compensation in the customary sense because partnership income is comprised of distributions of current earnings. Accordingly, compensation and benefits for services rendered by partners have not been reflected as an expense in our historical financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with our historical financial statements and related notes included elsewhere in this report.

    All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to "2001" or "fiscal year 2001" means the 12-month period that ended on August 31, 2001. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Overview

    The results of our operations are affected by the level of economic activity and change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these technological and market changes early in their cycles is a key driver of our performance. Our cost management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives in order to manage costs as a percentage of revenues.

    Prior to May 31, 2001, we operated as a series of related partnerships and corporations under the control of our partners. We now operate in a corporate structure. As a business, whether in partnership form or in a corporate structure, our profitability is driven by many of the same factors. Revenues are driven by our partners' and senior executives' ability to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to offer market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis. While current economic conditions have caused some clients to reduce or defer their expenditures for consulting services, we believe we have gained market share in this environment. Despite the slowdown in the economy, we are positioning ourselves to achieve revenue growth principally through our business transformation outsourcing solutions. However, we are unable to predict the level of impact that the current economic environment will have on our ability to secure contracts for new engagements.

    Cost of services is primarily driven by the cost of client service personnel, which consists primarily of compensation and other personnel costs. Cost of services as a percentage of revenues is driven by the productivity of our client service workforce. Chargeability, or utilization, represents the percentage of our professionals' time spent on billable work. We plan and manage our headcount to meet the anticipated demand for our services. For example, in 2001, we announced initiatives to reduce our staff in certain parts of the world, in certain skill groups and in some support positions. Selling and marketing expense is driven primarily by development of new service offerings, the level of concentration of clients in a particular industry or market, client targeting, image development and brand-recognition activities. General and administrative costs generally correlate with changes in headcount and activity levels in our business.

Presentation

    As a result of a restructuring in 1989, we and our "member firms," which are now our subsidiaries, became legally separate and distinct from the Arthur Andersen firms. Thereafter, until August 7, 2000, we had contractual relationships with an administrative entity, Andersen Worldwide, and indirectly with the separate Arthur Andersen firms under various member firm agreements whereby we and our member firms, on the one hand, and Arthur Andersen and its member firms, on the other hand, were two stand- alone business units linked through such agreements to Andersen Worldwide for administrative and other services. Following arbitration proceedings between us and Andersen Worldwide and Arthur Andersen that were completed in August 2000, the tribunal terminated our contractual relationships with the Andersen Worldwide administrative entity and all Arthur Andersen member firms. On January 1, 2001, we began to conduct business under the name Accenture.

    Because we have historically operated as a series of related partnerships and corporations under the control of our partners, our partners generally participated in profits, rather than received salaries. Therefore, our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by them. Following our transition to a corporate structure, operating expenses include partner compensation, which consists of salary, variable compensation and benefits. Similarly, in periods when we operated primarily in the form of partnerships, our partners have paid income tax on their share of the partnerships' income. Therefore, our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income. For purposes of comparing our results for 2000 with our results for 2001, we have included pro forma financial information below.

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

    In the first quarter of fiscal 2002 we made certain changes in the format of information presented to the chief executive officer. The most significant of these changes was the elimination of interest expense from the five operating groups' operating income and the elimination of interest credit from Other's operating income. Also, the consolidated affiliated companies' revenue and operating income (loss) results are included in the five operating groups' results rather than being reported in Other. Segment results for all periods presented have been revised to reflect these changes.

Revenues

    Revenues include all amounts that are billable to clients. Revenues are recognized on a time-and-materials basis, or on a percentage-of-completion basis, depending on the contract, as services are provided by employees and subcontractors. In fiscal 2001, approximately 55% of our revenues were attributable to activities in the Americas, 38% of our revenues were attributable to our activities in Europe, the Middle East and Africa, and 7% of our revenues were attributable to our activities in the Asia/Pacific region.

    Revenues before reimbursements include the margin earned on computer hardware and software resale contracts, as well as revenues from alliance agreements, neither of which is material to us. Reimbursements, including those relating to travel and out-of-pocket expenses, and other similar third party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services. On October 10, 2002, Accenture announced that as a result of a calculation error it was revising downwards previously reported

Reimbursements and Reimbursable expenses by equal amounts for certain intercompany transactions that had not been fully eliminated. These adjustments reduced Reimbursements, Revenues, Reimbursable Expenses, Cost of services and Total operating expenses by $203,427 in 1999, $209,266 in 2000 and $286,000 in 2001. These adjustments had no effect on Revenues before reimbursements, Operating income, Net Income or Earnings per share.

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

    We have experienced pricing pressures over the last year as a result of the difficult economic environment, which have eroded our revenues somewhat. However, we have also implemented cost- management programs such that operating margins have been maintained or improved over this period. Current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters.

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

  Reorganization and Rebranding Costs

    Reorganization and rebranding costs include one-time costs to rename our organization Accenture and other costs to transition to a corporate structure. Substantially all of these costs were incurred in fiscal year 2001 and no material costs were incurred in fiscal year 2002.

  Restricted Share Unit-based Compensation

    Restricted share unit-based compensation reflects restricted share unit awards which were granted at the time of the initial public offering of the Accenture Ltd Class A common shares on July 19, 2001, and vested prior to August 31, 2001. These restricted share units were granted to some of our partners, former partners, employees and former employees pursuant to a formula adopted by the board of directors.

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

    After exploring a number of alternatives, we have decided to sell substantially all of our minority ownership interests in our venture and investment portfolio that could cause volatility in our future earnings. To facilitate this sale, we expect to aggregate these positions into a single subsidiary, which we would then sell. Related to this decision, our loss on investments in the second quarter of fiscal 2002 includes a charge of $212 million, before and after tax, related to investment writedowns of our venture and investment portfolio and the loss we expect to incur on this sale transaction. After giving effect to the charge, we expect our venture and investment portfolio to have a net book value of approximately $95 million, $43 million of which is hedged. We expect to receive offers that allow us to retain a modest percentage ownership of the subsidiary in connection with an ongoing alliance with the buyer. We have engaged an investment bank and are currently engaged in discussions with potential purchasers. We hope to complete the transaction by the end of the calendar year.

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

Provision for Taxes

    Prior to our transition to a corporate structure, we were generally not subject to income taxes in most countries because we operated in partnership form in those countries. Since taxes related to income earned by the partnerships were the responsibility of the individual partners, our partners reported and paid taxes on their share of the partnerships' income on their individual tax returns. In other countries, however, we operated in the form of a corporation or were otherwise subject to entity-level taxes on income and withholding taxes. As a result, prior to our transition to a corporate structure, we paid some entity-level taxes, with the amount varying from year to year depending on the mix of earnings among the countries. Where applicable, we accounted for these taxes under the asset and liability method. Therefore, our historical financial statements in respect of periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income.

Minority Interest

    Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners have in our subsidiary Accenture SCA and the equity interest that some of our partners have in our subsidiary Accenture Canada Holdings Inc. See "Accenture Organizational Structure." The resulting net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd.

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

  Valuation of Investments

    Gains and losses on investments are not predictable and can cause fluctuations in net income. Management conducts periodic impairment reviews of each investment in the portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments are recognized in the income statement if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Judgment is required to first determine the market value of each investment and then to assess whether impairments are temporary or other-than-temporary. Changes in the market value of equity derivatives are reflected in the income statement in the current period. Adverse changes in the financial condition of our investments could result in impairment charges. We have decided to sell substantially all of our minority ownership interests in our venture and investment portfolio that could cause volatility in our future earnings. See "--Gain (Loss) on Investments" for a discussion of our plans with respect to our investment portfolio.

Historical Results of Operations

    The following table sets forth the unaudited percentage of revenues represented by items in our Combined and Consolidated Income Statements for the periods presented.

                                                             Year ended August 31,
                                                             --------------------
                                                             1999    2000   2001
                                                             ----    ----   ----
     Revenues:
       Revenues before reimbursements.......................  88%     86%    88%
       Reimbursements (1)...................................  12      14     12
                                                             ---     ---    ---
         Revenues (1)....................................... 100     100    100
     Operating expenses:*
       Cost of services:*
        Cost of services before reimbursable expenses*......  50      49     48
        Reimbursable expenses (1)...........................  12      14     12
                                                             ---     ---    ---
        Cost of services* (1)...............................  62      63     60
       Sales and marketing*.................................   7       8      9
       General and administrative costs*....................  12      11     12
       Reorganization and rebranding costs..................  --      --      7
       Restricted share unit-based compensation.............  --      --      7
                                                             ---     ---    ---
         Total operating expenses* (1)......................  81      82     95
     Operating income*(2)...................................  19      18      5
     Gain (loss) on investments, net........................   1       5      1
     Interest income........................................ n/m     n/m    n/m
     Interest expense....................................... n/m     n/m    n/m
     Other income (expense)................................. n/m     n/m    n/m
     Equity in losses of affiliates......................... n/m     n/m    n/m
                                                             ---     ---    ---
     Income before taxes*...................................  20      24      6
     Provision for taxes....................................   1       2      4
                                                             ---     ---    ---
     Income before minority interest and accounting change*.  19      22      2
     Minority interest......................................  --      --      4
                                                             ---     ---    ---
     Income before accounting change*.......................  19      22      6
     Cumulative effect of accounting change.................  --      --      2
                                                             ---     ---    ---
         Partnership income before partner distributions*...  19%     22%
                                                             ===     ===
         Net income*........................................                  8%
                                                                            ===

--------
n/m = not meaningful
 * Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.
(1) Reimbursements and Reimbursable expenses previously reported have been reduced by corresponding amounts for certain intercompany transactions that had not been eliminated. These adjustments reduced previously reported Reimbursements, Revenues, Reimbursable expenses, Cost of services and Total operating expenses by $203, $209, and $286 in 1999, 2000 and 2001, respectively.
(2) Operating income as a percentage of revenues before reimbursements was 21%, 21% and 6% for 1999, 2000 and 2001, respectively.

    We provide services through five operating groups. The following table provides unaudited financial information for each of these operating groups.

                                                                     Year ended August 31,
                                                                   --------------------------------
                                                                     1999        2000       2001
                                                                    -------     -------    -------
                                                                   (in millions, except percentages)
Revenues:
  Communications & High Tech...................................... $ 2,499     $ 2,806    $ 3,238
  Financial Services..............................................   2,736       2,542      2,894
  Government......................................................     777         797      1,003
  Products........................................................   1,699       1,932      2,357
  Resources.......................................................   1,812       1,661      1,933
  Other...........................................................      27          14         19
                                                                    -------     -------    -------
    Total revenues before reimbursements..........................   9,550       9,752     11,444
  Reimbursements (1)..............................................   1,326       1,579      1,618
                                                                    -------     -------    -------
    Total......................................................... $10,876     $11,331    $13,062
                                                                    =======     =======    =======
Revenues as a percentage of total:
  Communications & High Tech......................................      23%         25%        25%
  Financial Services..............................................      25          22         22
  Government......................................................       7           7          8
  Products........................................................      16          17         18
  Resources.......................................................      17          15         15
  Other...........................................................     n/m         n/m        n/m
                                                                    -------     -------    -------
    Total revenues before reimbursements..........................      88          86         88
  Reimbursements (1)..............................................      12          14         12
                                                                    -------     -------    -------
    Total.........................................................     100%        100%       100%
                                                                    =======     =======    =======
Operating Income:
  Communications & High Tech...................................... $   557     $   671    $   449
  Financial Services..............................................     824         666        537
  Government......................................................     103          80         75
  Products........................................................     263         416        363
  Resources.......................................................     285         264        235
  Other...........................................................       0         (11)      (963)
                                                                    -------     -------    -------
    Total......................................................... $ 2,032     $ 2,086    $   696
                                                                    =======     =======    =======
Operating Income as a percentage of total:
  Communications & High Tech......................................      27%         32%        64%
  Financial Services..............................................      41          32         77
  Government......................................................       5           4         11
  Products........................................................      13          20         52
  Resources.......................................................      14          13         34
  Other...........................................................     n/m          (1)      (138)
                                                                    -------     -------    -------
    Total.........................................................     100%        100%       100%
                                                                    =======     =======    =======
Operating Income as a percentage of total revenues before
  reimbursements by operating group:
  Communications & High Tech......................................      22%         24%        14%
  Financial Services..............................................      30          26         19
  Government......................................................      13          10          7
  Products........................................................      15          22         15
  Resources.......................................................      16          16         12
  Other...........................................................     n/m         n/m        n/m
Operating Income as a percentage of revenues before reimbursements      21%         21%         6%
                                                                    =======     =======    =======
Operating Income as a percentage of revenues (1)..................      19%         18%         5%
                                                                    =======     =======    =======

--------
n/m = not meaningful
(1) Reimbursements and Reimbursable expenses previously reported have been reduced by corresponding amounts for certain intercompany transactions that had not been eliminated. These adjustments reduced previously reported Reimbursements, Revenues, Reimbursable expenses, Cost of services and Total operating expenses by $203, $209, and $286 in 1999, 2000 and 2001, respectively.

Pro Forma Financial Information

    The following pro forma consolidated income statement for the year ended August 31, 2001 is based on our historical financial statements included elsewhere in this report.

    The pro forma consolidated income statement gives effect to the following as if they occurred on September 1, 2000:

    . the transactions related to our transition to a corporate structure described under "Certain Relationships and Related
      Transactions--Reorganization and Related Transactions";

    . compensation payments to employees who were partners prior to our transition to a corporate structure;

    . provision for corporate income taxes; and

    . our initial public offering in July 2001.

    The pro forma as adjusted consolidated income statements give effect to the pro forma adjustments described above and also to the exclusion of one-time rebranding costs of $304 million incurred in connection with our name change to Accenture. Management believes that this pro forma as adjusted information provides useful supplemental information in understanding its results of operations.

    The pro forma and pro forma as adjusted consolidated income statement for the year ended August 31, 2001 excludes one-time events directly attributable to our initial public offering, because of their nonrecurring nature. These one-time events include:

    . net compensation cost of approximately $967 million resulting from the grant of restricted share units in connection with our initial public offering; and

    . approximately $544 million for costs associated with our transition to a corporate structure.

    The pro forma and pro forma as adjusted consolidated income statement for the year ended August 31, 2001 excludes the effect of a cumulative change in accounting principle to implement Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

    The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

    This information and the accompanying notes should be read in conjunction with our historical financial statements and the related notes included elsewhere in this report. The information presented is not necessarily indicative of the results of operations or financial position that might have occurred had the events described above actually taken place as of the dates specified or that may be expected to occur in the future.

  Pro Forma Consolidated Income Statement For the Year Ended August 31, 2001
                                  (Unaudited)

                                                                                      As adjusted      Pro forma       % of
                                          As reported Adjustments       Pro forma     adjustments     as adjusted    revenues
                                          ----------- -----------   --------------    -----------  --------------    --------
                                                    (in millions, except percentages and share and per share data)
Revenues:
 Revenues before reimbursements..........   $11,444     $    --     $       11,444       $  --     $       11,444       88%
 Reimbursements(1).......................     1,618          --              1,618          --              1,618       12
                                            -------     -------     --------------       -----     --------------      ---
   Revenues(1)...........................    13,062          --             13,062          --             13,062      100%
Operating expenses:
 Cost of services*
   Cost of services before reimbursable
    expenses*............................     6,200         725(a)           6,925          --              6,925       53
   Reimbursable expenses(1)..............     1,618          --              1,618          --              1,618       12
                                            -------     -------     --------------       -----     --------------      ---
   Cost of services*(1)..................     7,818         725              8,543          --              8,543       65
 Sales and marketing*....................     1,217         290(a)           1,507          --              1,507       12
 General and administrative costs*.......     1,516          44(a)           1,560          --              1,560       12
 Reorganization and rebranding costs.....       848        (544)(b)            304        (304)(h)             --      n/m
 Restricted share unit-based
   compensation..........................       967        (967)(c)             --          --                 --      n/m
                                            -------     -------     --------------       -----     --------------      ---
 Total operating expenses*(1)............    12,366        (452)            11,914        (304)            11,610       89
                                            -------     -------     --------------       -----     --------------      ---
Operating income*........................       696         452              1,148         304              1,452       11
Gain on investments, net.................       107          --                107          --                107        1
Interest income..........................        80          --                 80          --                 80      n/m
Interest expense.........................       (44)        (15)(d)            (59)         --                (59)     n/m
Other income (expense)...................        17          --                 17          --                 17      n/m
Equity in losses of affiliates...........       (61)         --                (61)         --                (61)     n/m
                                            -------     -------     --------------       -----     --------------      ---
Income before taxes*.....................       795         437              1,232         304              1,536       12
Provision for taxes(2)...................       503         (10)(e)            493         121(e)             614        5
                                            -------     -------     --------------       -----     --------------      ---
Income before minority interest and
 accounting change*......................       292         447                739         183                922        7
Minority interest........................       577      (1,013)(f)           (436)       (109)(f)           (545)      (4)
                                            -------     -------     --------------       -----     --------------      ---
 Income before accounting change*........   $   869     $  (566)    $          303       $  74     $          377        3%
                                            =======     =======     ==============       =====     ==============      ===
Earnings per share:
 --basic.................................                           $         0.73                 $         0.91
                                                                    ==============                 ==============
 --diluted...............................                           $         0.73                 $         0.91
                                                                    ==============                 ==============
Outstanding shares at August 31, 2001:
 --basic.................................                              412,705,954(g)                 412,705,954(g)
                                                                    ==============                 ==============
 --diluted...............................                            1,008,163,290(g)               1,008,163,290(g)
                                                                    ==============                 ==============

--------
n/m = not meaningful
* Historical information excludes payments for partner distributions with respect to periods ended on or prior to May 31, 2001.
(1) Reimbursements and Reimbursable expenses previously reported have been reduced by corresponding amounts for certain intercompany transactions that had not been eliminated. These adjustments reduced previously reported Reimbursements, Revenues, Reimbursable expenses, Cost of services and Total operating expenses by $286 in 2001.
(2) Provision for taxes is not the same as income taxes of a corporation. For periods ended on or prior to May 31, 2001, we operated through partnerships in many countries. Therefore, we generally were not subject to income taxes in those countries. Taxes related to income earned by our partnerships were the responsibility of the individual partners. In other countries, we operated through corporations, and in these circumstances we were subject to income taxes.

                   Notes to Pro Forma Financial Information
                                  (Unaudited)
                (in millions, except share and per share data)

(a) Adjustments totaling $1,059 for the year ended August 31, 2001, reflect the effects of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 2000. Prior to having a corporate structure, payments to our partners were generally accounted for as distributions of partners' income, rather than compensation expense. For the year ended August 31, 2001, compensation and benefit costs of partners have been allocated 69% to cost of services, 27% to sales and marketing, and 4% to general and administrative costs based on an estimate of the time spent on each activity at the appropriate cost rates.

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

(b) One-time reorganization costs were incurred during the year ended August 31, 2001. Reorganization costs for the year ended August 31, 2001 include $89 of restructuring costs relating to our transition to a corporate structure and $455 of indirect taxes, such as capital and stamp duty imposed on transfers of assets to the new corporate holding company structure.

(c) In connection with our initial public offering, 68,481,815 fully-vested restricted share units at $14.50 per share were granted in July 2001 to certain partners, former partners and employees. The $967 expense represents the fair value of fully vested restricted share units less $26 relating to canceled liabilities for a deferred bonus plan for employees. Each restricted share unit represents an unfunded, unsecured right, which is nontransferable except in the event of death, of a participant to receive a Class A common share on the date specified in the participant's award agreement.

(d) Reflects adjustments of $15 for the year ended August 31, 2001, representing estimated interest expense on early-retirement benefits payable to partners.

(e) Reflects adjustments for an estimated income tax provision as if we had operated in a corporate structure at a pro forma tax rate of 40%. The adjustment for the year ended August 31, 2001 is net of $222 relating to the revaluation of deferred tax liabilities upon change in tax status, including income taxes relating to mandatory changes in tax accounting methods, from a partnership to a corporate structure. As a series of related partnerships and corporations under the control of our partners, we generally were not subject to income taxes. However, some of the corporations were subject to income taxes in their local jurisdictions.

(f) Minority interests for the year ended August 31, 2001 are based on the assumption that minority interests as of August 31, 2001 existed throughout the fiscal year and do not give effect to the offering. As of August 31, 2001 partners owned a 59% minority interest in Accenture SCA and Accenture Canada Holdings. Since Accenture Ltd is the sole general partner of Accenture SCA and owns the majority of the voting shares, Accenture Ltd consolidates Accenture SCA and its subsidiaries. Although the other shareholders of Accenture SCA hold more than 50% of the economic interest in Accenture SCA, they do not have voting control and therefore are considered to be a minority interest.

(g) Earnings per share calculations for the year ended August 31, 2001 are based on the assumption that shares and share equivalents outstanding as of August 31, 2001 were outstanding throughout the year and do not give effect to the offering. For the purposes of the pro forma earnings per share calculation, diluted outstanding shares include Accenture Class A common shares issuable or exchangeable upon redemption or exchange of shares held by SCA Class I common shareholders and Accenture Canada Holdings shareholders. The weighted average shares outstanding, basic and diluted, were calculated based on:

    Share issuances                                  Basic       Diluted
    ---------------                               ----------- -------------
    Accenture Ltd Class A common shares.......... 343,307,238   343,307,238
    Accenture SCA Class I common shares..........          --   587,296,594
    Accenture Canada Holdings exchangeable shares          --     8,160,742
    Restricted share units.......................  69,398,716    69,398,716
                                                  ----------- -------------
    Weighted average shares outstanding.......... 412,705,954 1,008,163,290
                                                  =========== =============

(h) One-time rebranding costs were incurred during the year ended August 31, 2001. Rebranding costs for the year ended August 31, 2001 include $157 for the amortization of intangible assets relating to the final resolution of arbitration with Andersen Worldwide and Arthur Andersen as well as $147 from changing our name to Accenture. These amounts are considered pro forma as adjusted adjustments due to their nonrecurring nature.

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

Revenues

    Revenues for 2001 were $13,062 million, an increase of $1,731 million, or 15%, over 2000. Revenues before reimbursements for 2001 were $11,444 million, an increase of $1,692 million, or 17%, over 2000 in U.S. dollars. In local currency terms, revenues before reimbursements grew by 23% in 2001 over 2000.

    In 2001, our revenues grew significantly, continuing a trend that began in the second half of 2000 as our clients began to focus on new transformation and implementation initiatives after Year 2000 disruptions proved to be minimal. In addition, demand for our services grew as clients began to explore Web-enablement and electronic commerce strategies and solutions both in the business-to-business and business-to-consumer areas. We believe that this strong revenue growth was the result of our rapid response to changes in the marketplace and our creation and refinement of relevant service offerings. In addition, by focusing on the retraining of our client service personnel during the Year 2000-related slowdown, we positioned ourselves to take advantage of the growth opportunities in these new markets. We achieved this strong revenue growth in 2001 despite the difficult economic conditions that many of our clients' industries experienced. We experienced continued growth in revenues in the fourth quarter of 2001, though at a slower rate of growth than in the third quarter of 2001.

    Our Communications & High Tech operating group achieved revenues before reimbursements of $3,238 million in 2001, an increase of 15% over 2000, primarily due to strong growth in our Communications and Electronics & High Tech industry groups in North America. Operations in Europe and Latin America also experienced significant growth. Our Financial Services operating group achieved revenues before reimbursements of $2,894 million in 2001, an increase of 14% over 2000, primarily due to strong growth in our Banking industry group in Europe and North America and our Health industry group in North America. Our Government operating group achieved revenues before reimbursements of $1,003 million in 2001, an increase of 26% over 2000, primarily driven by strong growth in North America and the United Kingdom. Our Products operating group achieved revenues before reimbursements of $2,357 million in 2001, an increase of 22% over 2000, as a result of strong growth in our Retail and Consumer Goods & Services industry groups in Europe. Our Resources operating group achieved revenues before reimbursements of $1,933 million in 2001, an increase of 16% over 2000, as a result of strong growth in the Chemicals, Forest Products, Metals & Mining and Utilities industry groups in North America.

Operating Expenses

    Operating expenses in 2001 were $12,366 million, an increase of $3,121 million, or 34%, over 2000 and an increase as a percentage of revenues from 82% in 2000 to 95% in 2001.

    Pro forma as adjusted operating expenses were $11,610 million for 2001, an increase of $1,279 million, or 12%, over pro forma operating expenses of $10,331 million for 2000 (which reflects $1,086 million of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 1999; prior to having a corporate structure, payments to our partners were generally accounted for as distributions of partners' income, rather than compensation expense) and a decrease as a percentage of revenues from 91% in 2000 to 89% in 2001.

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

  Cost of Services

    Cost of services was $7,818 million in 2001, an increase of $753 million, or 11%, over 2000 and a decrease as a percentage of revenues from 63% in 2000 to 60% in 2001. Cost of services before reimbursable expenses was $6,200 million in 2001, an increase of $714 million, or 13%, over 2000 and a decrease as a percentage of revenues before reimbursements from 56% in 2000 to 54% in 2001. This decrease as a percentage of revenues and revenues before reimbursements resulted from increased demand for our services and lower employee compensation costs resulting from the promotion of 1,286 employees to partner effective September 1, 2000. The increase in partner admissions was designed to incentivize our professionals at an earlier stage in their careers with us.

    Pro forma as adjusted cost of services before reimbursable expenses was $6,925 million in 2001, an increase of $798 million, or 13%, over pro forma cost of services before reimbursable expenses of $6,127 million for 2000 (which reflects $641 million of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 1999) and a decrease as a percentage of revenues from 54% in 2000 to 53% in 2001. This decrease as a percentage of revenues can be attributed primarily to a favorable mix in the composition of our workforce, reduced costs related to recruiting and training and redirected efforts to sales and marketing in the second half of 2001. Lower attrition enabled us to retain a more experienced workforce, which commands a higher margin. While overall employee chargeability declined in 2001 versus 2000, chargeable hours for our experienced employees as a percentage of total chargeable hours increased. Lower attrition enabled us to reduce our expenditures in recruiting, and the move to Web-enabled and other lower cost distribution methods reduced our costs of delivering training.

  Sales and Marketing

    Sales and marketing expense was $1,217 million in 2001, an increase of $334 million, or 38%, over 2000 and an increase as a percentage of revenues from 8% in 2000 to 9% in 2001.

    Pro forma as adjusted sales and marketing expense was $1,507 million in 2001, an increase of $320 million, or 27%, over pro forma sales and marketing expense of $1,187 million in 2000 (which reflects $304 million of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 1999) and an increase as a percentage of revenues from 10% in 2000 to 12% in 2001.

    The increase as a percentage of revenues in 2001 is due to higher than normal business development and market development activities during the second half of the year, as the slowdown in the global economy in the second half of the year led us to increase our selling and marketing efforts in order to generate revenue opportunities.

  General and Administrative Costs

    General and administrative costs were $1,516 million in 2001, an increase of $219 million, or 17%, over 2000 and increased as a percentage of revenues from 11% in 2000 to 12% in 2001.

    Pro forma as adjusted general and administrative expenses were $1,560 million in 2001, an increase of $122 million, or 8%, over pro forma general and administrative expenses of $1,438 million in 2000 (which reflects $141 million of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 1999) and a decrease as a percentage of revenues from 13% in 2000 to 12% in 2001.

    Our short-term cost management initiatives in this period of significant growth in revenues enabled us to reduce general and administrative expenses as a percentage of revenues.

  Reorganization and Rebranding Costs

    Reorganization and rebranding costs were $848 million, or 7% of revenues for 2001. Reorganization costs included $89 million of restructuring costs relating to our transition to a corporate structure and $455 million of indirect taxes and other costs imposed on transfers of assets to the new corporate holding company structure. Rebranding costs included $157 million for the amortization of intangible assets related to the final resolution of the arbitration with Andersen Worldwide and Arthur Andersen and $147 million resulting from changing our name to Accenture. These costs are excluded from our pro forma as adjusted financial results as they are considered to be one-time items.

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

    Pro forma as adjusted operating income was $1,452 million in 2001, an increase of $452 million, or 45%, over pro forma operating income of $1,000 million in 2000 (which reflects the effects of $1,086 million of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 1999) and an increase as a percentage of revenues from 9% in 2000 to 11% in 2001. Pro forma as adjusted operating income increased as a percentage of revenues before reimbursements from 10% in 2000 to 13% in 2001.

Gain on Investments

    Gain on investments totaled $107 million in 2001, compared to a gain of $573 million in 2000. The gain in 2001 was comprised of $382 million from the sale of a marketable security purchased in 1995 and $11 million from the sale of other securities, net of other-than-temporary impairment investment writedowns of $94 million and unrealized investment losses recognized according to SFAS 133 of $192 million. Other-than-temporary impairment writedowns consisted of $19 million in publicly traded equity securities and $75 million in privately traded equity securities. The writedowns relate to investments in companies where the market value has been less than our cost for an extended time period, or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.

Interest Income

    Interest income was $80 million in 2001, an increase of $13 million, or 19%, over 2000. The increase resulted primarily from the investment of the proceeds of the sale of a portion of a marketable security purchased in 1995 and the investment of cash proceeds received from our initial public offering.

Interest Expense

    Interest expense was $44 million in 2001, an increase of $20 million, or 83%, over 2000. Interest expense on a pro forma as adjusted basis was $59 million for 2001, an increase of $24 million, or 69% over interest expense on a pro forma basis of $35 million in 2000 (which reflects an adjustment of $11 million representing estimated interest expense on early-retirement benefits payable to partners). The increase resulted primarily from the increase in short-term bank borrowings during the third and fourth quarters of 2001.

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

Provision for Taxes

    Taxes were $503 million in 2001, an increase of $260 million over 2000. Pro forma as adjusted taxes were $614 million in 2001, a decrease of $30 million, or 5%, over pro forma taxes of $644 million in 2000 (which reflects an adjustment of $401 million for an estimated income tax provision as if we had operated in a corporate structure at a pro forma tax rate of 40%). This decrease was due to lower pro forma income before taxes for 2001 as compared to 2000. Net deferred tax assets totaling $300 million at August 31, 2001 have been recognized following our transition to a corporate structure. These net deferred tax assets include a valuation allowance of $76 million, relating to our ability to recognize the tax benefits associated with capital losses on certain U.S. investments and with specific tax net operating loss carryforwards and tax credit carryforwards of certain non-U.S. operations. Management has concluded that the realizability of the remaining net deferred tax assets is more likely than not.

Minority Interest

    Minority interest was a credit of $577 million in 2001, which represents minority interest since our transition to a corporate structure as of May 31, 2001. Minority interest on a pro forma as adjusted basis was an expense of $545 million for 2001, or a 5% decrease over a pro forma minority interest expense of $571 million for 2000 (which is based on the assumption that minority interests as of August 31, 2001 existed throughout 2000).

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

Revenues

    Revenues for 2000 were $11,331 million, an increase of $455 million, or 4%, over 1999. Revenues before reimbursements for 2000 were $9,752 million, an increase of $202 million, or 2%, over 1999. Exchange rate fluctuations, specifically with respect to the euro, negatively affected revenue growth as measured in U.S. dollars. In local currency terms, revenues before reimbursements grew by 6% over 1999. Our revenue growth was achieved in the face of a challenging economic environment, which began in the second half of 1999 and was primarily related to Year 2000 events. Specifically, we experienced a slowdown in information technology spending by large companies as they completed large enterprise business systems installations in anticipation of the Year 2000. In addition, there was reluctance by large companies to commit to major new transformation and implementation projects until the impact of Year 2000 concerns was fully understood. However, at the same time, we experienced an increase in demand in the electronic commerce area. Accordingly, we focused on developing capabilities and new service offerings to meet the growing opportunities in these new areas. We retrained our workforce to maintain market relevance to meet the demands of our clients in the emerging new economy. During the second half of 2000, following the realization by our clients that Year 2000 disruptions were minimal, we experienced increased demand for our services, which led to stronger revenue growth beginning in the third quarter. Specifically, revenue growth was (1%), 0%, 7% and 11% in the first through fourth quarters of the year over the corresponding quarters in the previous year.

    Our Communications & High Tech operating group achieved revenues before reimbursements of $2,806 million in 2000, an increase of 12% over 1999, primarily due to growth in Europe and Asia, which was partially offset by slower growth in our North American operations because of the Year 2000-related slowdown. Our Financial Services operating group achieved revenues before reimbursements of

$2,542 million in 2000, a decrease of 7% from 1999, primarily driven by decreasing levels of business activity in North America as a result of clients focusing on Year 2000 concerns, as well as the effects of an unfavorable interest rate environment and reduced client merger activity. Our Government operating group achieved revenues before reimbursements of $797 million in 2000, an increase of 3% over 1999. The 2000 increase was lower than in 1999, primarily as a result of government clients postponing large implementation projects until Year 2000 concerns were resolved. Our Products operating group achieved revenues before reimbursements of $1,932 million in 2000, an increase of 14% over 1999, primarily driven by growth in North America from the Retail and Transportation & Travel Services industry groups, as well as additional growth in the Retail industry group in Europe. Our Resources operating group achieved revenues before reimbursements of $1,661 million in 2000, a decrease of 8% from 1999, primarily as the result of delayed merger activity as several proposed mergers were delayed by regulatory concerns, and the completion of a number of large enterprise resource planning implementation projects before Year 2000.

Operating Expenses

    Operating expenses in 2000 were $9,245 million, an increase of $401 million, or 5%, over 1999 and increased as a percentage of revenues from 81% in 1999 to 82% in 2000. In anticipation of slower growth, we formed a special task force in the second half of 1999 to identify cost drivers, raise cost consciousness and reduce non-payroll cost structures, the results of which were reflected in cost savings during 2000. In 2000, we began a training initiative that focused on building electronic commerce skills and knowledge quickly. The advent of electronic commerce also facilitated a move from traditional classroom training toward Web-enabled distributed training that is designed to deliver the same or better quality training in fewer hours at lower cost. We expect this move toward Web-enabled and other distributed training to continue.

  Cost of Services

    Cost of services was $7,065 million in 2000, an increase of $282 million, or 4%, over 1999 and increased as a percentage of revenues from 62% in 1999 to 63% in 2000. Cost of services before reimbursable expenses was $5,486 million in 2000, an increase of $29 million, or 1%, over 1999 and a decrease as a percentage of revenues before reimbursements from 57% in 1999 to 56% in 2000. We were able to maintain overall cost of services as a percentage of revenues and revenues before reimbursements at relatively constant levels through periods of slow growth in the first half of 2000, followed by periods of accelerated growth in the second half of 2000.

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

Operating Income

    Operating income was $2,086 million in 2000, an increase of $54 million, or 3%, over 1999 and decreased as a percentage of revenues from 19% in 1999 to 18% in 2000. Operating income remained constant as a percentage of revenues before reimbursements at 21% in 1999 and 2000.

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

Quarterly Results

    The following tables present unaudited quarterly financial information for fiscal 2000 and 2001 on a historical basis. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information. As a professional services organization, we anticipate and respond to demand from our clients. Accordingly, we have limited control over the timing and circumstances under which our services are provided. Typically, we show slight increases in our first-quarter revenues as a result of billing rate increases and the addition of new hires. We typically experience minor declines in revenues for the second and fourth quarters because of an increase in vacation and holiday hours in those quarters. For these and other reasons, we can experience variability in our operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                              Three months ended
                           ----------------------------------------------------------------------------------------
                           November 30, February 29, May 31, August 31, November 30, February 28, May 31, August 31,
                               1999         2000      2000      2000        2000         2001      2001      2001
                           ------------ ------------ ------- ---------- ------------ ------------ ------- ----------
                                                     (in millions, except per share data)
Revenues:
 Revenues before
   reimbursements.........    $2,412       $2,272    $2,561    $2,507      $2,831       $2,882    $2,953    $2,778
 Reimbursements(1)........       314          374       433       458         378          409       458       373
                              ------       ------    ------    ------      ------       ------    ------    ------
   Revenues(1)............     2,726        2,646     2,994     2,965       3,209        3,291     3,411     3,151
Operating expenses*.......
 Cost of services:*
   Cost of services
    before reimbursable
    expenses*.............     1,356        1,304     1,340     1,487       1,384        1,560     1,566     1,690
   Reimbursable
    expenses(1)...........       314          374       433       458         378          409       458       373
                              ------       ------    ------    ------      ------       ------    ------    ------
   Cost of services*(1)...     1,670        1,678     1,773     1,945       1,762        1,969     2,024     2,063
 Sales and marketing*.....       199          222       230       232         202          251       318       446
 General and
   administrative costs*..       318          322       296       360         376          389       365       386
 Reorganization and
   rebranding costs*......        --           --        --        --          30          159       588        71
 Restricted share
   unit-based
   compensation...........        --           --        --        --          --           --        --       967
                              ------       ------    ------    ------      ------       ------    ------    ------
   Total operating
    expenses*(1)..........     2,187        2,222     2,299     2,537       2,370        2,768     3,295     3,933
                              ------       ------    ------    ------      ------       ------    ------    ------
Operating income (loss)*..       539          424       695       428         839          523       116      (782)
Gain (loss) on
 investments, net.........        68          200       266        39         219          (30)       (9)      (73)
Interest income...........        14           13        18        22          23           20        17        20
Interest expense..........        (7)          (5)       (6)       (6)         (5)          (6)      (16)      (17)
Other income (expense)....         6           14        12        19           7           17        (3)       (4)
Equity in gains (losses)
 of affiliates............        (4)          (3)       (2)      (37)        (20)         (21)      (11)       (9)
                              ------       ------    ------    ------      ------       ------    ------    ------
Income (loss) before
 taxes*...................       616          643       983       465       1,063          503        94      (865)
Provision for taxes.......        42           71        81        49          53           83       285        82
                              ------       ------    ------    ------      ------       ------    ------    ------
Income (loss) before
 minority interest and
 accounting change........       574          572       902       416       1,010          420      (191)     (947)
Minority interest.........        --           --        --        --          --           --        --       577
                              ------       ------    ------    ------      ------       ------    ------    ------
Income before accounting
 change*..................       574          572       902       416       1,010          420      (191)     (370)
Cumulative effect of
 accounting change........        --           --        --        --         188           --        --        --
                              ------       ------    ------    ------      ------       ------    ------    ------
Partnership income
 (loss) before partner
 distributions*...........    $  574       $  572    $  902    $  416      $1,198       $  420    $ (191)
                              ======       ======    ======    ======      ======       ======    ======
 Net income (loss)........                                                                                  $ (370)
                                                                                                            ======
 Earnings (loss) per
   share--basic and
   diluted................                                                                                  $(1.25)
                                                                                                            ======

--------
*   Excludes payments for partner distributions.
(1) Reimbursements and Reimbursable expenses have been reduced for certain intercompany transactions that had not been eliminated in previously reported Reimbursements and Reimbursable expenses. Previously reported quarterly Reimbursements and Reimbursable expenses have been reduced by $50, $61, $69 and $29, respectively, in the first, second, third and fourth quarters of 2000. Previously reported quarterly Reimbursements and Reimbursable expenses have been reduced by $29, $93, $108 and $56, respectively, in the first, second, third and fourth quarters of 2001.

Liquidity and Capital Resources

    We have historically relied on cash flow from operations, partner capital contributions and bank credit facilities to satisfy our liquidity and capital requirements. However, each year a portion of the distributions we made to our partners was made on a deferred basis, which significantly strengthened our working capital and enabled us to limit our external borrowings. Since May 2001, our liquidity needs on a short-term and long-term basis have been satisfied by cash flows from operations, debt capacity under existing and/or new credit facilities and the net proceeds of the initial public offering. We believe our short-term and long-term liquidity needs will be met through cash flows from operations and debt capacity. In addition, we may need to raise additional funds through public or private debt or equity financings in the future in order to:

    . take advantage of opportunities, including more rapid expansion;

    . acquire complementary businesses or technologies;

    . develop new services and solutions; or

    . respond to competitive pressures.

    Our balance of cash and cash equivalents was $1,880 million at August 31, 2001. Our balance of cash and cash equivalents at August 31, 2001 increased $609 million, or 48%, from $1,271 million at August 31, 2000. The increase is largely attributable to proceeds from the issuance of common shares, earnings and the sale of marketable securities, which were partially offset by distributions to partners, return of capital to partners and purchases of equity investments.

    Net cash provided by operating activities was $2,281 million for fiscal 2001, an increase of $150 million from fiscal 2000. Net cash used by investing activities was $411 million for fiscal 2001, an increase of $518 million from fiscal 2000, as proceeds from the sale of investments of $428 million were offset by purchases of new investments and by capital expenditures. Net cash used by financing activities was $1,167 million for fiscal 2001, a decrease of $867 million from fiscal 2000. This included net proceeds of $1,791 million from the initial public offering and sale of the Accenture Ltd Class A common shares in the fourth quarter of fiscal 2001, offset by earnings distributions to partners of $2,282 million, repayment of partners' capital totaling $524 million, and a payment of $314 million to Andersen Worldwide and Arthur Andersen of amounts due related to the final resolution of the arbitration.

    Because we have historically deferred the distribution of a portion of our partners' current year earnings into the subsequent fiscal year, these earnings have been available for a period of time to meet liquidity and working capital requirements. These distributable earnings, temporarily retained and distributed in the subsequent fiscal year, totaled $1,130 million and $819 million at August 31, 2000 and 2001, respectively. At May 31, 2001, we reclassified the final distributable earnings from the capital accounts to current liabilities. Distribution to our partners of pre-incorporation earnings during the three months ended November 30, 2001 was $489 million. The balance was paid in the second quarter of fiscal 2002.

    We have two syndicated credit facilities providing $450 million and $420 million, respectively, of unsecured, revolving borrowing capacity for general working capital purposes. Committed financing is provided at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities mature in August 2003 and June 2002, respectively. We expect to be able to renew these facilities on comparable terms. The facilities require us to (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets and (2) maintain a maximum debt to cash flow ratio of one to one. We are in compliance with these terms. As of August 31, 2001, we had no borrowings and $19 million in letters of credit outstanding under these facilities.

    We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of August 31, 2001, these facilities provided for up to $369 million of local currency financing in countries that cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of August 31, 2001, amounts available under these lines of credit facilities totaled $259 million. At August 31, 2001, we had $188 million outstanding under these various facilities. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

    We made $315 million and $378 million in capital expenditures for fiscal 2000 and 2001, respectively, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We expect that our capital expenditures in the current fiscal year will be less than our capital expenditures in each of the last two fiscal years. During November 1999, we formed Accenture Technology Ventures to select, structure and manage a portfolio of equity investments. We made equity investments of $153 million and $326 million during fiscal 2000 and 2001, respectively. See "--Overview--Gain
(Loss) on Investments" for a discussion of our plans with respect to our investment portfolio.

    As of August 31, 2001, we had commitments for investments of $66 million. We also received $111 million and $118 million in fiscal 2000 and 2001, respectively, in equity from our clients as compensation for current and future services. Amounts ultimately realized from these equity securities may be higher or lower than amounts recorded on the measurement dates. At February 28, 2002, we had authorization to repurchase up to an additional $126 million of Accenture Ltd's Class A common shares. In addition to our ongoing open-market share repurchases, we expect to repurchase shares pursuant to our Share Management Plan. See "Certain Relationships and Related Transactions--Share Management Plan." In certain countries we must use treasury shares, rather than newly issued shares, to satisfy our obligations upon the maturity of a restricted share unit or the exercise of an option in order for the transaction to receive the available tax deductability. We expect that we will use 6.4 million, 10.0 million and 7.5 million treasury shares for these purposes in fiscal 2002, 2003 and 2004, respectively.

    In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of August 31, 2000, and August 31, 2001, $223 million and $182 million were outstanding for 14 and 17 clients, respectively. These outstanding amounts are included in unbilled services and other non-current assets on our historical balance sheets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

    We are exposed to foreign currency risk in the ordinary course of business. We hedge cash flow exposures for our major countries using a combination of forward and option contracts. We do not hold or issue derivative financial instruments for trading purposes. These instruments are generally short-term in nature, with typical maturities of less than one year. From time to time, we enter into forward or option contracts of a long-term nature.

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

    Twelve of the fifteen member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Beginning in January 2002, the new Euro-denominated currency was issued, and legacy currencies are being withdrawn from circulation. We have addressed the systems and business issues raised by the Euro currency conversion. These issues include, among others: (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions; and (2) the competitive impact of cross-border price transparency. The Euro conversion has not had a material adverse impact to our consolidated financial position, results of operations or cash flows.

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

    The following analysis presents the hypothetical change in the fair value of our marketable equity securities at August 31, 2000 and August 31, 2001, assuming the same hypothetical price fluctuations of plus or minus 10%, 20% and 30%.

                                           Valuation of investments                   Valuation of investments
                                          assuming indicated decrease   August 31,   assuming indicated increase
                                          ---------------------------      2000      --------------------------
                                            -30%     -20%      -10%     fair value     +10%      +20%     +30%
                                          -------- --------- -------- -------------- --------  -------- --------
                                                                     (in thousands)
Marketable Equity Securities............. $528,016  $603,446 $678,877    $754,308    $829,739  $905,170 $980,600

                                           Valuation of investments                   Valuation of investments
                                          assuming indicated decrease   August 31,   assuming indicated increase
                                          ---------------------------      2001      --------------------------
                                            -30%     -20%      -10%     fair value     +10%      +20%     +30%
                                          -------- --------- -------- -------------- --------  -------- --------
                                                                      (in thousands)
Marketable Equity Securities and Warrants
 Deemed Derivatives by SFAS 133.......... $ 60,618 $  69,278 $ 77,937    $ 86,597    $ 95,257  $103,916 $112,576

    See "--Overview--Gain (Loss) on Investments" for a discussion of our plans with respect to our investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the index included on page F-1, Index to Combined and Consolidated Financial Statements.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) List of documents filed as part of this report:

1. Financial Statements as of August 31, 2000 and August 31, 2001 and for the three years ended August 31, 2001--Included in Part II of this Form 10-K:

        Combined and Consolidated Balance Sheets

        Combined Income Statements Before Partner Distributions and Consolidated Income Statement

        Combined Statements of Partners' Capital and Comprehensive Income and Consolidated Shareholders' Equity Statement

        Combined and Consolidated Cash Flows Statements

        Notes to Combined and Consolidated Financial Statements

2.  Financial Statement Schedules:

        None.

3.  Exhibit Index:

Exhibit
Number                                   Exhibit
------                                   -------

 23.1   Consent of PricewaterhouseCoopers LLP (filed herewith).

 99.1   Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (filed herewith).

 99.2   Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (filed herewith).

                        ACCENTURE LTD AND SUBSIDIARIES

            INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.......................................................... F-2

Combined and Consolidated Balance Sheets as of August 31, 2000 and 2001.................... F-3

Combined Income Statements Before Partner Distributions for the years ended August 31, 1999 and 2000 and Consolidated Income Statement for the year ended August 31, 2001............ F-4

Combined Statements of Partners' Capital and Comprehensive Income for the years ended
  August 31, 1999 and 2000 and Consolidated Shareholders' Equity for the year ended
  August 31, 2001.......................................................................... F-5

Combined and Consolidated Cash Flows Statements for the years ended August 31, 1999,
  2000 and 2001............................................................................ F-6

Notes to Combined and Consolidated Financial Statements.................................... F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Accenture Ltd:

    In our opinion, the accompanying combined and consolidated balance sheets and the related combined income statements before partner distributions/consolidated income statement, combined statements of partners' capital and comprehensive income/consolidated shareholders' equity statement and combined and consolidated cash flows statements present fairly, in all material respects, the financial position of Accenture Ltd and its subsidiaries at August 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

    As discussed in Note 1 to the consolidated financial statements, the combined income statements before partner distributions/consolidated income statement have been revised with respect to certain reimbursements and reimbursable expenses.

/s/  PricewaterhouseCoopers LLP
October 11, 2001, except as to Note 1 as to reimbursements and reimbursable expenses and Note 18 which are as of October 29, 2002
Chicago, Illinois

                                 ACCENTURE LTD

                   COMBINED AND CONSOLIDATED BALANCE SHEETS

                           August 31, 2000 and 2001

              (In thousands of U.S. dollars except share amounts)

                                                                               Combined    Consolidated
                                                                             Balance Sheet Balance Sheet
                                                                                 2000          2001
                                                                             ------------- -------------
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents................................................  $1,270,516    $ 1,880,083
   Short-term investments...................................................     395,620             --
   Receivables from clients, net............................................   1,450,555      1,498,812
   Unbilled services........................................................     682,935        731,802
   Due from related parties.................................................      58,287         69,500
   Deferred income taxes, net...............................................          --        166,372
   Other current assets.....................................................     141,372        233,068
                                                                              ----------    -----------
     Total current assets...................................................   3,999,285      4,579,637
                                                                              ----------    -----------
NON-CURRENT ASSETS:
   Due from related parties.................................................      81,220         23,800
   Investments..............................................................     509,665        324,139
   Property and equipment, net..............................................     705,508        822,318
   Deferred income taxes, net...............................................          --        213,617
   Other non-current assets.................................................     155,619         97,845
                                                                              ----------    -----------
     Total non-current assets...............................................   1,452,012      1,481,719
                                                                              ----------    -----------
TOTAL ASSETS................................................................  $5,451,297    $ 6,061,356
                                                                              ==========    ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term bank borrowings...............................................  $  164,765    $   189,872
   Current portion of long-term debt........................................      29,921            797
   Accounts payable.........................................................     233,737        371,794
   Due to related parties...................................................     339,877        818,888
   Deferred revenue.........................................................     948,390        810,043
   Accrued payroll and related benefits.....................................     700,843      1,050,385
   Taxes payable............................................................     283,731        515,304
   Deferred income taxes, net...............................................          --         29,373
   Other accrued liabilities................................................     282,715        392,364
                                                                              ----------    -----------
     Total current liabilities..............................................   2,983,979      4,178,820
                                                                              ----------    -----------
NON-CURRENT LIABILITIES:
   Long-term debt...........................................................      98,865          1,090
   Retirement obligation....................................................          --        343,249
   Deferred income taxes, net...............................................          --         50,969
   Other non-current liabilities............................................          --        797,114
                                                                              ----------    -----------
     Total non-current liabilities..........................................      98,865      1,192,422
                                                                              ----------    -----------
MINORITY INTEREST...........................................................          --        407,926
                                                                              ----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred shares, 2,000,000,000 shares authorized, 0 shares issued and
    outstanding.............................................................          --             --
   Class A common shares, par value $0.0000225 per share, 20,000,000,000
    shares authorized, 343,307,238 shares issued and outstanding............          --              8
   Class X common shares, par value $0.0000225 per share, 1,000,000,000
    shares authorized, 591,161,472 shares issued and outstanding............          --             13
   Restricted share units (related to Class A common shares), 68,481,815
    units issued and outstanding............................................          --        993,380
   Additional paid-in capital...............................................          --        832,731
   Retained earnings (deficit)..............................................          --     (1,435,310)
   Partners' paid-in capital................................................     403,483             --
   Partners' undistributed earnings.........................................   1,347,905             --
   Accumulated other comprehensive income (loss)............................     617,065       (108,634)
                                                                              ----------    -----------
     Total shareholders' equity.............................................   2,368,453        282,188
                                                                              ----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................  $5,451,297    $ 6,061,356
                                                                              ==========    ===========

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE LTD

            COMBINED INCOME STATEMENTS BEFORE PARTNER DISTRIBUTIONS

                         CONSOLIDATED INCOME STATEMENT

              For the Years Ended August 31, 1999, 2000 and 2001
                        (In thousands of U.S. dollars)

                                                               Revised      Revised      Revised
                                                              Combined     Combined    Consolidated
                                                               Income       Income        Income
                                                              Statement    Statement    Statement
                                                                1999         2000          2001
                                                             -----------  -----------  ------------
REVENUES:
    Revenues before reimbursements.......................... $ 9,549,856  $ 9,752,085  $11,443,720
    Reimbursements..........................................   1,326,116    1,578,599    1,618,152
                                                             -----------  -----------  -----------
        Revenues............................................  10,875,972   11,330,684   13,061,872

OPERATING EXPENSES:
    Cost of services*:
        Cost of services before reimbursable expenses*......   5,456,559    5,486,292    6,199,213
        Reimbursable expenses...............................   1,326,116    1,578,599    1,618,152
                                                             -----------  -----------  -----------
        Cost of services*...................................   6,782,675    7,064,891    7,817,365
    Sales and marketing*....................................     790,246      883,276    1,217,343
    General and administrative costs*.......................   1,271,357    1,296,398    1,515,683
    Reorganization and rebranding costs*....................          --           --      848,615
    Restricted share unit-based compensation................          --           --      967,110
                                                             -----------  -----------  -----------
           Total operating expenses*........................   8,844,278    9,244,565   12,366,116
                                                             -----------  -----------  -----------
OPERATING INCOME*...........................................   2,031,694    2,086,119      695,756
Gain on investments, net....................................      92,542      573,220      107,016
Interest income.............................................      60,039       67,244       79,778
Interest expense............................................     (27,200)     (24,071)     (43,278)
Other income (expense)......................................      (5,309)      51,042       16,973
Equity in losses of affiliates..............................      (6,472)     (46,853)     (61,388)
                                                             -----------  -----------  -----------
INCOME BEFORE TAXES*........................................   2,145,294    2,706,701      794,857
Provision for taxes.........................................     122,640      242,807      502,616
                                                             -----------  -----------  -----------
INCOME BEFORE MINORITY INTEREST AND
  ACCOUNTING CHANGE*........................................   2,022,654    2,463,894      292,241
Minority interest...........................................          --           --      577,188
                                                             -----------  -----------  -----------
INCOME BEFORE ACCOUNTING CHANGE*............................   2,022,654    2,463,894      869,429
Cumulative effect of accounting change......................          --           --      187,974
                                                             -----------  -----------  -----------
PARTNERSHIP INCOME BEFORE PARTNER
  DISTRIBUTIONS*............................................ $ 2,022,654  $ 2,463,894
                                                             ===========  ===========
NET INCOME*.................................................                           $ 1,057,403
                                                                                       ===========

--------
* Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE LTD

       COMBINED STATEMENTS OF PARTNERS' CAPITAL AND COMPREHENSIVE INCOME

                  CONSOLIDATED SHAREHOLDERS' EQUITY STATEMENT

              For the Years Ended August 31, 1999, 2000 and 2001
       (In thousands of U.S. dollars and in thousands of share amounts)


                                                                           Class A        Class X             RSU

                                                              Preferred Common Shares  Common Shares     Common Shares
                                                               Shares    $  No. Shares  $  No. Shares    $     No. Shares
                                                              --------- --- ---------- --- ---------- -------- ----------
Balance, at August 31, 1998..................................    $--    $--       --   $--       --   $     --       --
Comprehensive income.........................................
 Partnership income before partner distributions.............
 Other comprehensive income..................................
   Unrealized gains on marketable securities, net of
    reclassification adjustment..............................
   Foreign currency translation..............................

 Other comprehensive income..................................

Comprehensive income.........................................
Capital paid in by partners..................................
Repayment of paid-in capital to partners.....................
Distribution of partners' income.............................
                                                                 ---    ---  -------   ---  -------   --------   ------
Balance at August 31, 1999...................................     --     --       --    --       --         --       --
Comprehensive income.........................................
 Partnership income before partner distributions.............
 Other comprehensive income..................................
   Unrealized gains on marketable securities, net of
    reclassification adjustment..............................
   Foreign currency translation..............................

 Other comprehensive income..................................

Comprehensive income.........................................
Capital paid in by partners..................................
Repayment of paid-in capital to partners.....................
Distribution to AW-SC........................................
Distribution of partners' income.............................
                                                                 ---    ---  -------   ---  -------   --------   ------
Balance at August 31, 2000...................................     --     --       --    --       --         --       --
Comprehensive income.........................................
 Partnership income before partner distributions for the nine months ended May 31, 2001..................................
 Net loss for the three months ended August 31, 2001.........
 Other comprehensive income (loss)...........................
   Unrealized losses on marketable securities, net of
    reclassification adjustment..............................
   Foreign currency translation..............................

 Other comprehensive income (loss)...........................

Comprehensive income.........................................
Capital paid in by partners..................................
Repayment of paid-in capital to partners.....................
Distribution to AW-SC........................................
Distribution of partners' income.............................
Partner retirement and vacation benefits.....................
Transfer to retained earnings (deficit)......................
Issuance of shares:
 Shares issued upon reorganization to corporate structure....             5  212,257    13  591,161
 Initial public offering, net................................             3  131,050
 Restricted share units......................................                                          993,380   68,482
Minority interest............................................
                                                                 ---    ---  -------   ---  -------   --------   ------
Balance at August 31, 2001...................................    $--    $ 8  343,307   $13  591,161   $993,380   68,482
                                                                 ===    ===  =======   ===  =======   ========   ======

                                                                                                                 Accumulated
                                                              Additional   Retained                                 Other
                                                               Paid-in     Earnings     Paid-in   Undistributed Comprehensive
                                                               Capital     (Deficit)    Capital     Earnings    Income (Loss)
                                                              ----------  -----------  ---------  ------------- -------------
Balance, at August 31, 1998.................................. $       --  $        --  $ 276,025   $ 1,143,377    $  87,209
Comprehensive income.........................................
 Partnership income before partner distributions.............                                        2,022,654
 Other comprehensive income..................................
   Unrealized gains on marketable securities, net of
    reclassification adjustment..............................                                                       185,881
   Foreign currency translation..............................                                                       (19,948)
                                                                                                                  ---------
 Other comprehensive income..................................                                                       165,933

Comprehensive income.........................................
Capital paid in by partners..................................                             93,211
Repayment of paid-in capital to partners.....................                            (17,731)
Distribution of partners' income.............................                                       (1,562,545)
                                                              ----------  -----------  ---------   -----------    ---------
Balance at August 31, 1999...................................         --           --    351,505     1,603,486      253,142
Comprehensive income.........................................
 Partnership income before partner distributions.............                                        2,463,894
 Other comprehensive income..................................
   Unrealized gains on marketable securities, net of
    reclassification adjustment..............................                                                       408,998
   Foreign currency translation..............................                                                       (45,075)
                                                                                                                  ---------
 Other comprehensive income..................................                                                       363,923

Comprehensive income.........................................
Capital paid in by partners..................................                             99,895
Repayment of paid-in capital to partners.....................                            (47,917)
Distribution to AW-SC........................................                                         (826,156)
Distribution of partners' income.............................                                       (1,893,319)
                                                              ----------  -----------  ---------   -----------    ---------
Balance at August 31, 2000...................................         --           --    403,483     1,347,905      617,065
Comprehensive income.........................................
 Partnership income before partner distributions for the nine
  months ended May 31, 2001..................................                                        1,427,185
 Net loss for the three months ended August 31, 2001.........                (369,782)
 Other comprehensive income (loss)...........................
   Unrealized losses on marketable securities, net of
    reclassification adjustment..............................                                                      (700,857)
   Foreign currency translation..............................                                                       (24,842)
                                                                                                                  ---------
 Other comprehensive income (loss)...........................                                                      (725,699)

Comprehensive income.........................................
Capital paid in by partners..................................                            146,328
Repayment of paid-in capital to partners.....................                           (549,811)
Distribution to AW-SC........................................                                         (268,781)
Distribution of partners' income.............................                                       (3,106,350)
Partner retirement and vacation benefits.....................                                         (465,487)
Transfer to retained earnings (deficit)......................              (1,065,528)               1,065,528
Issuance of shares:
 Shares issued upon reorganization to corporate structure....
 Initial public offering, net................................  1,791,441
 Restricted share units......................................
Minority interest............................................   (958,710)
                                                              ----------  -----------  ---------   -----------    ---------
Balance at August 31, 2001................................... $  832,731  $(1,435,310) $      --   $        --    $(108,634)
                                                              ==========  ===========  =========   ===========    =========




                                                                 Total
                                                              -----------
Balance, at August 31, 1998.................................. $ 1,506,611
Comprehensive income.........................................
 Partnership income before partner distributions.............   2,022,654
 Other comprehensive income..................................
   Unrealized gains on marketable securities, net of
    reclassification adjustment..............................     185,881
   Foreign currency translation..............................     (19,948)

 Other comprehensive income..................................
                                                              -----------
Comprehensive income.........................................   2,188,587
Capital paid in by partners..................................      93,211
Repayment of paid-in capital to partners.....................     (17,731)
Distribution of partners' income.............................  (1,562,545)
                                                              -----------
Balance at August 31, 1999...................................   2,208,133
Comprehensive income.........................................
 Partnership income before partner distributions.............   2,463,894
 Other comprehensive income..................................
   Unrealized gains on marketable securities, net of
    reclassification adjustment..............................     408,998
   Foreign currency translation..............................     (45,075)

 Other comprehensive income..................................
                                                              -----------
Comprehensive income.........................................   2,827,817
Capital paid in by partners..................................      99,895
Repayment of paid-in capital to partners.....................     (47,917)
Distribution to AW-SC........................................    (826,156)
Distribution of partners' income.............................  (1,893,319)
                                                              -----------
Balance at August 31, 2000...................................   2,368,453
Comprehensive income.........................................
 Partnership income before partner distributions for the nine
  months ended May 31, 2001..................................   1,427,185
 Net loss for the three months ended August 31, 2001.........    (369,782)
 Other comprehensive income (loss)...........................
   Unrealized losses on marketable securities, net of
    reclassification adjustment..............................    (700,857)
   Foreign currency translation..............................     (24,842)

 Other comprehensive income (loss)...........................
                                                              -----------
Comprehensive income.........................................     331,704
Capital paid in by partners..................................     146,328
Repayment of paid-in capital to partners.....................    (549,811)
Distribution to AW-SC........................................    (268,781)
Distribution of partners' income.............................  (3,106,350)
Partner retirement and vacation benefits.....................    (465,487)
Transfer to retained earnings (deficit)......................          --
Issuance of shares:
 Shares issued upon reorganization to corporate structure....          18
 Initial public offering, net................................   1,791,444
 Restricted share units......................................     993,380
Minority interest............................................    (958,710)
                                                              -----------
Balance at August 31, 2001................................... $   282,188
                                                              ===========

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE LTD

                COMBINED AND CONSOLIDATED CASH FLOWS STATEMENTS

              For the Years Ended August 31, 1999, 2000 and 2001
                        (In thousands of U.S. dollars)

                                                                                            Combined     Combined    Consolidated
                                                                                            Cash Flow    Cash Flow    Cash Flow
                                                                                              1999         2000          2001
                                                                                           -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Partnership income before partnership distributions..................................... $ 2,022,654  $ 2,463,894
                                                                                           -----------  -----------
  Net income..............................................................................                           $ 1,057,403
                                                                                                                     -----------
  Adjustments to reconcile partnership income and net income for the year to the net cash provided by operating activities--
   Depreciation...........................................................................     217,032      237,078      257,072
   Amortization...........................................................................          --           --      157,000
   Gain on investments, net...............................................................     (92,542)    (573,220)    (107,016)
   Equity in losses of affiliates.........................................................       6,472       46,853       61,388
   Losses on disposal of property and equipment...........................................          --       31,557       24,725
   Restricted share unit-based compensation...............................................          --           --      967,110
   Deferred income taxes..................................................................          --           --     (299,647)
   Minority interest......................................................................          --           --     (577,188)
   Other items, net.......................................................................      (4,473)     (30,749)     (25,646)
   Cumulative effect of accounting change.................................................          --           --     (187,974)
   Change in assets and liabilities--
    (Increase) in receivables from clients................................................     (60,913)    (211,867)     (48,257)
    (Increase) in unbilled services.......................................................    (108,898)    (184,957)     (48,867)
    (Increase) in due from / (decrease) in due to related parties.........................     (38,718)      17,294      (89,180)
    (Increase) decrease in other current assets...........................................      32,744       28,343      (91,696)
    (Increase) decrease in other non-current assets.......................................     (23,736)      28,468       44,814
    Increase in accounts payable..........................................................      23,412       14,183      138,057
    Increase (decrease) in deferred revenue...............................................      19,997       67,415     (114,942)
    Increase in accrued payroll and employee benefits.....................................     124,783          339      250,968
    Increase in taxes payable.............................................................      21,019       46,817      231,573
    Increase in other accrued liabilities.................................................      55,514      149,816       11,418
    Increase in other non-current liabilities.............................................          --           --      669,499
                                                                                           -----------  -----------  -----------
      Total adjustments...................................................................     171,693     (332,630)   1,223,211
                                                                                           -----------  -----------  -----------
      Net cash provided by operating activities...........................................   2,194,347    2,131,264    2,280,614
                                                                                           -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments......................................................      93,496      575,806      427,561
  Proceeds from sales of property and equipment...........................................          --           --       22,778
  Purchases of investments................................................................     (18,446)    (153,050)    (326,086)
  Purchase of intangible assets...........................................................          --           --     (157,000)
  Property and equipment additions........................................................    (305,156)    (315,426)    (377,930)
                                                                                           -----------  -----------  -----------
      Net cash provided by (used in) investing activities.................................    (230,106)     107,330     (410,677)
                                                                                           -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital paid in by partners.............................................................      93,211       99,895      146,328
  Repayment of paid-in capital to partners................................................     (17,731)     (47,917)    (524,130)
  Issuance of common stock................................................................          --           --    1,791,444
  Distribution of partners' income........................................................  (1,562,545)  (1,893,319)  (2,282,141)
  Payment to AW-SC........................................................................     (87,548)    (229,776)    (313,832)
  Proceeds from issuance of long-term debt................................................          --        1,384        1,787
  Repayment of long-term debt.............................................................      (1,427)      (1,605)     (19,653)
  Proceeds from issuance of short-term bank borrowings....................................      93,872      283,747      876,495
  Repayments of short-term bank borrowings................................................     (87,907)    (246,004)    (843,264)
                                                                                           -----------  -----------  -----------
      Net cash used in financing activities...............................................  (1,570,075)  (2,033,595)  (1,166,966)
  Effect of exchange rate changes on cash and cash equivalents............................     (19,948)     (45,075)     (93,404)
                                                                                           -----------  -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................................     374,218      159,924      609,567
CASH AND CASH EQUIVALENTS, beginning of period............................................     736,374    1,110,592    1,270,516
                                                                                           -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of period.................................................. $ 1,110,592  $ 1,270,516  $ 1,880,083
                                                                                           ===========  ===========  ===========
Supplemental cash flow information
  Interest paid........................................................................... $    26,757  $    23,727  $    37,091
  Income taxes paid....................................................................... $    88,426  $   144,410  $   187,640

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE LTD

            NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of U.S. dollars except share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Accenture is the world's leading provider of management and technology consulting services and solutions, with more than 75,000 employees in 47 countries delivering a wide range of specialized capabilities and solutions to clients across all industries. Accenture operates globally with one common brand and business model designed to enable the company to serve clients on a consistent basis around the world. Under its strategy, Accenture is building a network of businesses to meet the full range of any organization's needs--consulting, technology, outsourcing, alliances and venture capital. The principal markets for Accenture are North America, Western Europe, Japan and Australia.

Principles of Consolidation and Combination

    The consolidated financial statements include the accounts of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together "Accenture"). In May 2001, the Accenture Worldwide Organization completed a transition to a corporate structure with Accenture Ltd becoming the holding company.

    Accenture Ltd's only business is to hold shares and to act as the sole general partner of its subsidiary, Accenture SCA, a Luxembourg partnership limited by shares. Accenture operates its business through Accenture SCA and subsidiaries of Accenture SCA. Accenture Ltd controls Accenture SCA's management and operations and consolidates Accenture SCA's results in its financial statements. Accenture Ltd has a 58% voting interest in Accenture SCA assuming the issuance of 68,481,815 Accenture SCA Class I common shares. These shares will be issued in connection with the delivery of the 68,481,815 Accenture Ltd Class A common shares underlying 68,481,815 restricted share units which generally are considered fully vested and will be issued for no consideration solely upon the passage of time.

    Prior to the transition to a corporate structure, the Accenture Worldwide Organization operated as a series of related partnerships and corporations under the control of the partners and shareholders of these entities. These individuals became executive employees of Accenture following its transition, but retain the "partner" title. In connection with the transition to a corporate structure, the partners received Accenture Ltd Class A common shares or, in the case of partners resident in specified countries, Class I common shares issued by Accenture SCA or exchangeable shares issued by Accenture
Canada Holdings Inc., an indirect subsidiary of Accenture SCA, in lieu of their interests in these partnerships and corporations. The transition to a corporate structure was accounted for as a reorganization at carryover basis as there were no changes in the rights, obligations or economic interests of Accenture's partners upon the exchange of their interests for shares in Accenture Ltd, Accenture SCA or Accenture Canada Holdings Inc., except for those applied consistently among the partners or those resulting from Accenture's transition from a series of related partnerships and corporations to a corporate structure.

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

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


    The accompanying financial statements, in respect of periods ended on or prior to May 31, 2001, have been prepared on a combined basis and reflect the accounts of the Accenture Worldwide Organization which prior to May 31, 2001, included Accenture Partners Societe Cooperative (Geneva, Switzerland--the administrative coordinating entity, "APSC") and a number of entities, many of which operated as partnerships, that had entered into Member Firm Interfirm Agreements ("MFIAs") with APSC ("Member Firms"), together with all entities controlled by them. Prior to January 1, 2001, Accenture was known as Andersen Consulting. Prior to August 7, 2000, the Accenture Member Firms and the entities controlled by them were parties to MFIAs with Andersen Worldwide Societe Cooperative ("AW-SC"). AW-SC also contracted with the Member Firms of Arthur Andersen (hereinafter, "AA" and "AA Member Firms") and other entities controlled by them. APSC was incorporated to implement the agreement of the Accenture Member Firms and the partners of Accenture to remain together, on substantially the same terms as with AW-SC, as a result of the successful outcome of the arbitration described in Note 16. Each Accenture Member Firm entered into an MFIA with APSC, effective as of August 7, 2000, that was identical in all substantial terms with the prior agreement such Member Firm had with AW-SC.

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

    Reimbursements and Reimbursable expenses reported in previous years have been reduced by corresponding amounts for certain intercompany transactions that had not been eliminated. These adjustments reduced previously reported Reimbursements, Reimbursable expenses, Revenues, Cost of services and Total operating expenses by $203,427 in 1999, $209,266 in 2000 and $286,000 in 2001.
These adjustments had no effect on Revenues before reimbursements, Operating income, Net income or Earnings per share.

                                 ACCENTURE LTD

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

Provision for Taxes

    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes." Tax provisions are recorded at statutory rates for taxable items included in the Consolidated Income Statements regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities.

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

Cash and Cash Equivalents

    Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less, including time deposits and certificates of deposit of $486,661 and $224,278 at August 31, 2000 and 2001, respectively. As a result of certain subsidiaries' cash management systems, checks issued but not presented to the banks for payments may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings.

Concentrations of Credit Risk

    Accenture's financial instruments that are exposed to concentrations of credit risk consist primarily of Cash and cash equivalents and Receivables from clients. Accenture places its Cash and cash

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)

equivalents with financial institutions and limits the amount of credit exposure with any one financial institution. Accenture actively evaluates the creditworthiness of the financial institutions with which it invests. The Receivables from clients are dispersed across many different industries and geographies; therefore, concentrations of credit risk are limited. As of and for the years ended August 31, 1999, 2000 and 2001, the allowance for uncollectible accounts and bad debt expense are immaterial.

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

    In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", all derivatives are recognized as either assets or liabilities at fair value. Hedges of committed exposure are marked-to-market each period with the changes in value included in Net Income. Hedges of anticipated exposures are marked-to-market each period. The changes in value are included in other comprehensive income for those hedges that are considered effective according to SFAS 133; otherwise, the changes in value are included in Net Income.

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


Property and Equipment

    Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following useful lives:


           Buildings................................   20 to 25 years
                                                       Term of lease,
           Leasehold improvements................... 15 years maximum
           Computers, related equipment and software     3 to 5 years
           Furniture and fixtures...................    7 to 10 years

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

Earnings Per Share

    In respect of periods ended on or prior to May 31, 2001, Accenture operated as a series of related partnerships and corporations under the control of the partners. There is no single capital structure upon which to calculate historical earnings per share information. Accordingly, historical earnings per share information has only been presented in Note 20, "Quarterly Data" for periods following Accenture's transition to a corporate structure, and has not been presented in the Consolidated financial statements.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that Accenture may undertake in the future, actual results may be different from the estimates.

Reclassifications

    Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation.

2.  ACCOUNTING CHANGE

    Effective September 1, 2000, Accenture adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)

not, are required to be recorded on the Consolidated Balance Sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in Net Income. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) and are recognized in the Consolidated Income Statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the Consolidated Income Statement. The adoption of SFAS 133 resulted in an increase to Net Income of $187,974 based upon the recognition of the fair value at September 1, 2000, of Accenture's warrants and options in public companies and those that can be net share settled in private companies. For the year ended August 31, 2001, Gain on investments, net includes $191,892 of unrealized investment losses recognized in accordance with SFAS 133.

3.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The components of Accumulated other comprehensive income (loss) at August 31, are:

                                                         2000        2001
                                                      ----------  ---------
    Foreign currency translation adjustments......... $  (75,101) $ (99,943)
                                                      ----------  ---------
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses).............  1,004,176   (159,394)
       Less: reclassification adjustments............   (595,178)  (541,463)
                                                      ----------  ---------
       Net unrealized gains (losses).................    408,998   (700,857)
    Unrealized gains on securities, beginning of year    283,168    692,166
                                                      ----------  ---------
    Net unrealized gains (losses)....................    692,166     (8,691)
                                                      ----------  ---------
    Accumulated other comprehensive income (loss).... $  617,065  $(108,634)
                                                      ==========  =========

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

4.  PROPERTY AND EQUIPMENT

    Property and equipment, net at August 31, is composed of the following:

                                                     2000       2001
                                                  ---------  ---------
        Buildings and land....................... $  72,953  $  75,371
        Leashold improvements....................   286,177    332,126
        Computers, related equipment and software   782,107    837,878
        Furniture and fixtures...................   252,905    272,512
        Total accumulated depreciation...........  (688,634)  (695,569)
                                                  ---------  ---------
                                                  $ 705,508  $ 822,318
                                                  =========  =========

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


5.  INVESTMENTS

    Investments which are intended to be sold in the following twelve months are classified in current assets as Short-term investments. All other investments are classified as long-term investments. Investments held at August 31, are as follows:

                                                      2000     2001
                                                    -------- --------
           Marketable equity securities: short-term $395,620 $     --
           Marketable equity securities: long-term.  358,688   85,516
           Non-marketable and other................  150,977  238,623
                                                    -------- --------
              Total................................ $905,285 $324,139
                                                    ======== ========

Marketable Equity Securities

    Marketable equity securities include common stock, warrants and options, all of which are classified as available-for-sale. The unrealized gains and losses on these investments included in Accumulated other comprehensive income
(loss) at August 31, is as follows:

                                             2000      2001
                                           --------  -------
                   Fair value............. $754,308  $85,516
                   Cost...................   62,142   94,207
                   Gross unrealized gains.  697,228      633
                   Gross unrealized losses   (5,062)  (9,324)

Equity Method Investments

    Accenture has investments in various entities that are accounted for under the equity method. Under the equity method, investments are stated at initial cost and are adjusted for subsequent contributions and Accenture's share of earnings, losses and distributions. The underlying equity in net assets of these investments exceeded Accenture's carrying value by approximately $49,528 and $154,455, at August 31, 2000 and 2001, respectively. The negative goodwill is being amortized over three years on a straight-line basis. Amortization of negative goodwill of $0, $1,376 and $31,545 was reflected as a component of Equity in losses of affiliates in the accompanying Consolidated Income Statements for the years ended August 31, 1999, 2000 and 2001, respectively.

Other-Than-Temporary Writedowns

    For the years ended August 31, 1999, 2000 and 2001, Accenture recorded other-than-temporary impairment writedowns of $2,929, $0, and $94,489, respectively. Of the $94,489 recorded in 2001, $18,998 was reclassified from Other comprehensive income to Gain on investments, net and $75,491 was directly expensed to Gain on investments, net.

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

Long-Term Debt

    Long-term debt at August 31, consisted of the following:

                                                                                              2000    2001
                                                                                            -------- ------
Joint Debt--
   --Unsecured notes payable due upon maturity at various dates through 2002 with
     interest due semiannually at fixed rates ranging from 7.52% to 8.49%.................. $ 75,000 $   --
   --Collateral trust note payable in fixed annual installments through 2011 with interest
     due semiannually at 9.26%.............................................................   34,342     --
Collateral trust note payable in varying annual installments through 2007 with interest due
  annually at 8.12%, secured by real property..............................................   18,060     --
Other......................................................................................    1,384  1,887
                                                                                            -------- ------
                                                                                             128,786  1,887
Less--Current portion......................................................................   29,921    797
                                                                                            -------- ------
       Total Long-term debt................................................................ $ 98,865 $1,090
                                                                                            ======== ======

                                 ACCENTURE LTD

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


                                                   2000                2001
                                            ------------------- -------------------
                                              Cost   Fair Value   Cost   Fair Value
            Type of Investment              -------- ---------- -------- ----------
Debt and equity securities (cost method)
   --Issued by public entities, short-term. $    600  $395,620  $     --  $     --
   --Issued by public entities, long-term..   31,442   159,205    41,787    33,096
   --Issued by non-public entities.........  134,094   174,573   271,532   298,523

Warrants
   --Issued by public entities, long-term..   30,100   199,483    52,420    52,420
   --Issued by non-public entities.........   30,946    27,161     1,081     1,081

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

Foreign Exchange Instruments

    Market quoted exchange rates are used to determine the fair value of the instruments. The notional values and fair values of derivative foreign exchange instruments at August 31, are as follows:

                                                    2000              2001
                                              ----------------  ---------------
                                              Notional  Fair    Notional  Fair
                                               Value    Value    Value    Value
                                              -------- -------  -------- ------
Foreign currency forward exchange contracts--
   To sell................................... $100,768 $ 3,300  $ 87,563 $1,542
   To buy....................................  107,361  (2,814)  127,067   (513)
Option contracts
   Put options............................... $ 84,732 $12,269  $     -- $   --
   Call options..............................   26,264      --        --     --

                                 ACCENTURE LTD

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

    The components of the provision for income taxes reflected on the Consolidated Income Statement for the year ended August 31, 2001 include the following:


               Current taxes:
                  U.S. federal....................... $ 382,690
                  U.S. state and local...............    66,080
                  Non-U.S............................   330,590
                                                      ---------
                      Total current tax expense......   779,360
                                                      ---------

               Deferred taxes:
                  U.S. federal.......................   (85,520)
                  U.S. state and local...............   (19,612)
                  Non-U.S............................  (171,612)
                                                      ---------
                      Total deferred tax expense.....  (276,744)
                                                      ---------
               Total................................. $ 502,616
                                                      =========

    A reconciliation of the U.S. federal statutory income tax rate to Accenture's effective income tax rate for the year ended August 31, 2001 is set forth below:

              U.S. federal statutory income tax rate......  35.0%
              U.S. state and local taxes, net.............   1.0
              Other.......................................   3.0
              Rate benefit for partnership period......... (49.0)
              Revaluation of deferred tax liabilities(1)..  13.6
              Costs of transition to a corporate structure  59.6
                                                           -----
                     Effective income tax rate............  63.2%
                                                           =====

--------
(1) The revaluation of deferred tax liabilities upon change in tax status is a deferred tax expense recognized upon Accenture's change in tax status from partnership to corporate form.

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


    Significant components of Accenture's deferred tax assets and liabilities at August 31, 2001 are as follows:

                Deferred tax assets:
                   Pensions......................... $ 122,376
                   Revenue recognition..............    78,336
                   Compensation and benefits........   190,799
                   Investments......................    54,473
                   Tax credit carryforwards.........    16,632
                   Net operating loss carryforwards.    15,935
                   Depreciation and amortization....    70,028
                   Other............................    37,410
                                                     ---------
                                                       585,989
                       Valuation allowance(1).......   (76,187)
                                                     ---------
                   Total deferred tax assets........   509,802
                                                     ---------
                Deferred tax liabilities:
                   Pensions.........................   (21,822)
                   Revenue recognition..............   (55,787)
                   Compensation and benefits........   (17,482)
                   Investments......................   (30,717)
                   Depreciation and amortization....   (56,961)
                   Other............................   (27,386)
                                                     ---------
                   Total deferred tax liabilities...  (210,155)
                                                     ---------
                Net deferred tax assets............. $ 299,647
                                                     =========

--------
(1) Accenture has recognized a valuation allowance of $76,187 relating to the ability to recognize the tax benefits associated with capital losses on certain U.S. investments and with specific tax net operating loss carryforwards and tax credit carryforwards of certain non-U.S. operations.

    Accenture has net operating loss carryforwards at August 31, 2001 of $48,938. Of this amount, $42,209 expires at various dates through 2011 and $6,729 has an indefinite carryforward period. Accenture has tax credit carryforwards at August 31, 2001 of $16,632 that expire at various dates through 2016.

    If Accenture or one of its non-U.S. subsidiaries were classified as a foreign personal holding company, Accenture's U.S. shareholders would be required to include in income, as a dividend, their pro rata share of Accenture's (or Accenture's relevant non-U.S. subsidiary's) undistributed foreign personal holding company income.

    Because of the application of complex U.S. tax rules regarding attribution of ownership, Accenture meets the definition of a foreign personal holding company this year. However, there is no foreign personal holding company income that its U.S. shareholders are required to include in income this year. In the event that Accenture has net foreign personal holding company income, Accenture may distribute a dividend to shareholders to avoid having taxable income imputed under these rules. Under certain circumstances, such a distribution could create additional income tax costs to Accenture. Since

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)

Accenture does not have any foreign personal holding company income this year, no such taxes have been provided.

9.  PARTNERS' CAPITAL

    Partners' capital represented the capital of partners who were the owners of Accenture Member Firms. Paid-in-capital was repayable within 60 days following a partner's resignation, retirement or death. Interest was paid to the partners on their paid-in capital accounts and recorded as a distribution of partners' income. Undistributed earnings, contained within Partners' Capital, represented Partnership Income Before Distributions which had not been paid to the partners. Partners were not paid interest on Undistributed earnings. The average balance of the Undistributed earnings and Paid-in-capital during the years ended August 31, 1999 and 2000 was $1,687,197 and $1,853,190, respectively.

    Upon retirement, all qualifying Accenture partners or their qualifying surviving spouses were entitled to receive basic retirement benefits for life. This plan was eliminated for active partners after May 15, 2001 in connection with the transition to a corporate structure. All qualifying participants prior to May 15, 2001 will receive basic retirement benefits for life. The amount of annual benefit payments is periodically adjusted for cost-of-living adjustments at the beginning of each calendar year. Basic retirement benefits of $1,268 in 1999, $1,759 in 2000 and $2,268 in 2001 were paid to retired partners. The projected benefit obligation ("PBO") and the accrued benefit cost of the basic retirement benefits at August 31, 2001 is $63,537 as the plan is not funded. The accumulated benefit obligation at August 31, 2001 was $59,588. The PBO was estimated based on a discount rate of 8% and an assumed rate of increase in future benefits of 1.9%.

    In respect of periods ended on or prior to May 15, 2001, early retirement benefits were paid to certain Accenture partners who retired between the ages of 56 and 62. Partners retiring after age 56 and prior to age 62 received early retirement benefits based on two years' earnings on a straight-line declining basis that resulted in no payout to partners retiring at age 62. Retired partners could elect to receive early retirement benefits in the form of a lump-sum payment or ten-year installment payments. This plan was eliminated for active partners after May 15, 2001, in connection with the transition to a corporate structure.

    Early retirement benefits of $12,483 in 1999, $28,967 in 2000 and $37,685 in 2001 were paid to retired partners. The amount due for early retirement benefits is $283,097 at August 31, 2001, which is being paid out over the period through 2010.

    Both the basic and early retirement benefit liabilities were recorded as reductions of partners' capital as of May 31, 2001, as payments related to these obligations were previously recorded as distributions of partners' income.

    In connection with the transition to a corporate structure, Accenture returned partners' paid-in-capital of $549,811. In addition, undistributed earnings as of May 31, 2001 are expected to be paid to the partners in one or more installments on or prior to December 31, 2001. At August 31, 2001, $818,888 of undistributed earnings was included in Due to related parties on the Consolidated Balance Sheet.

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


    Effective September 1, 2000, 1,286 employees were admitted as partners of Accenture, which approximately doubled the number of partners. This increased number of partner admissions was designed to incentivize Accenture's professionals at an earlier stage in their careers. As a result, the Consolidated financial statements for the year ended August 31, 2001 reflect compensation expense for these 1,286 additional partners only for the three month period from June 1, 2001 to August 31, 2001, as compared to twelve months of compensation expense for these individuals for the years ended August 31, 1999 and 2000.

10.  SHAREHOLDERS' EQUITY

Class A Common Shares

    Holders of Accenture Ltd's Class A common shares are entitled to one vote per share. Shareholders of Accenture Ltd do not have cumulative voting rights. Each Class A common share is entitled to a pro rata part of any dividend at the times and in the amounts, if any, which Accenture Ltd's board of directors from time to time determines to declare, subject to any preferred dividend rights attaching to any preferred shares. Finally, each Class A common share is entitled on a winding-up of Accenture Ltd to be paid a pro rata part of the value of the assets of Accenture Ltd remaining after payment of its liabilities, subject to any preferred rights on liquidation attaching to any preferred shares.

    On July 24, 2001, Accenture Ltd issued 115 million Class A common shares in an initial public offering. Accenture's proceeds from the initial public offering, net of underwriting discounts of $78,200 and other estimated expenses of $19,667, were $1,569,633. On August 14, 2001, an additional 16.05 million Class A common shares were issued in connection with the exercise of the underwriters' over allotment option, resulting in net proceeds of $221,811. Of these net proceeds, $355,000 were used to repay amounts outstanding under revolving credit facilities, a portion was used to cover the costs incurred in connection with the transition to a corporate structure, and the balance was used for working capital, which was previously funded by the partners, and for general corporate purposes.

    In August 2001, Accenture's board of directors authorized the repurchase of up to $150,000 of the Class A common shares of Accenture Ltd.

Class X Common Shares

    Holders of Accenture Ltd's Class X common shares are entitled to one vote per share. Class X common shares are not entitled to dividends and are not entitled to be paid any amount upon winding up of Accenture Ltd. Most of Accenture's partners receiving Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares in connection with the transition to a corporate structure received a corresponding number of Accenture Ltd Class X common shares. Accenture Ltd may, at its option, redeem any Class X common share for a redemption price equal to the par value of the Class X common share. Accenture Ltd may not, however, redeem any Class X common share of a holder if such redemption would reduce the number of Class X common shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares held by that holder, as the case may be. Accenture Ltd will redeem Accenture Ltd Class X common shares upon redemption or exchange of Accenture SCA Class I common shares and

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)

Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares outstanding.

Voting Agreement

Persons and Shares Covered

    Accenture Ltd and each of the Accenture partners who own Accenture Ltd Class A or Class X common shares have entered into a voting agreement and each other person who becomes a partner will be required to enter into the voting agreement. The parties to the voting agreement, other than Accenture Ltd, are referred to as "covered persons."

    The Accenture Ltd shares covered by the voting agreement generally include
(1) any Accenture Ltd Class X common shares that are held by a partner, (2) any Accenture Ltd Class A common shares beneficially owned by a partner at the time in question and also as of or prior to the offering and (3) any Accenture Ltd Class A common shares if they are received from Accenture while an employee, a partner or in connection with becoming a partner or otherwise acquired if the acquisition is required by Accenture. The shares covered by the voting agreement are referred to as "covered shares." Accenture Ltd Class A common shares purchased by a covered person in the open market or, subject to certain limitations, in a subsequent underwritten public offering, will not generally be subject to the voting agreement. When a covered person ceases to be an employee of Accenture, the shares held by that covered person will no longer be subject to the voting provisions of the voting agreement described below.

Transfer Restrictions

    By entering into the voting agreement, each covered person has agreed, among other things, to:

    . except as described below, maintain beneficial ownership of his or her covered shares received on or prior to the date of the offering for a period of eight years thereafter; and

    . maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to the date of the offering as long as he or she is an employee of Accenture.

    Covered persons who continue to be employees of Accenture will be permitted to transfer a percentage of the covered shares owned by them on each anniversary of the offering commencing on the first anniversary of Accenture Ltd's initial public offering and in increasing amounts over the subsequent seven years. Class X common shares of Accenture Ltd may not be transferred at any time, except upon the death of a holder of Class X common shares or with the consent of Accenture Ltd. Accenture Canada Holdings Inc. exchangeable shares held by covered persons are also subject to the transfer restrictions in the voting agreement.

Voting

    Under the voting agreement, prior to any vote of the shareholders of Accenture Ltd, a separate, preliminary vote of the covered shares owned by covered persons who are employees of Accenture will be taken on each matter upon which a vote of the shareholders is proposed to be taken. Subsequently, all of

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)

these covered shares will be voted in the vote of the shareholders of Accenture Ltd in accordance with the majority of the votes cast in the preliminary vote.

    Notwithstanding the foregoing, in elections of directors, all covered shares owned by covered persons who are employees of Accenture will be voted in favor of the election of those persons receiving the highest numbers of votes cast in the preliminary vote. In the case of a vote for an amendment to Accenture Ltd's constituent documents, or with respect to an amalgamation, liquidation, dissolution, sale of all or substantially all of its property and assets or any similar transaction with respect to Accenture Ltd, all covered shares owned by covered persons who are employees will be voted against the proposal unless at least 66 2/3% of the votes in the preliminary vote are cast in favor of that proposal, in which case all of these covered shares will be voted in favor of the proposal.

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

Waivers and Adjustments

    The transfer restrictions and the other provisions of the voting agreement may be waived at any time by the partners' representatives in specified circumstances. Subject to the foregoing, the provisions of the voting agreement may generally be waived by the affirmative vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. A general waiver of the transfer restrictions also requires the consent of Accenture Ltd.

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

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)

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

Accenture SCA Transfer Rights Agreement

Persons and Shares Covered

    Accenture SCA and each of the partners who own shares of Accenture SCA have entered into a transfer rights agreement. The parties to the transfer rights agreement, other than Accenture SCA, are referred to as "covered persons."

    The Accenture SCA shares covered by the transfer rights agreement generally include all Class I common shares of Accenture SCA owned by a covered person. The shares covered by the transfer rights agreement are referred to as "covered shares."

Transfer Restrictions

    The articles of association of Accenture SCA provide that shares of Accenture SCA (other than those held by Accenture Ltd) may be transferred only with the consent of the Accenture SCA supervisory board or its delegate, the Accenture SCA partners committee. In addition, by entering into the transfer rights agreement, each party (other than Accenture Ltd) agrees, among other things, to:

    . except as described below, maintain beneficial ownership of his or her covered shares received on or prior to the date of the offering for a period of eight years thereafter; and

    . maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to the date of the offering as long as he or she is an employee of Accenture.

    Covered persons who continue to be employees of Accenture will be permitted to transfer a percentage of the covered shares owned by them on each anniversary of the offering commencing on the first anniversary of Accenture Ltd's initial public offering and in increasing amounts over the subsequent seven years.

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

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


12.  EMPLOYEE SHARE PLANS

Share Incentive Plan

    The Accenture Ltd 2001 Share Incentive Plan (the "share incentive plan") permits the grant of nonqualified share options, incentive stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards to employees, directors, third-party consultants, former United States employees or former partners of, or other persons who perform services for, Accenture Ltd and its affiliates. A maximum of 375 million Class A common shares may be subject to awards under the share incentive plan. Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the share incentive plan. The share incentive plan is administered by a committee of the board of directors of Accenture Ltd, which may delegate its duties and powers in whole or in part as it determines.

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

    Stock option activity for fiscal 2001 was as follows:

                                                         Weighted
                                                         Average
                                             Shares   Exercise Price
                                           ---------- --------------
            Outstanding, beginning of year         --     $   --
                Granted................... 96,360,395      14.54
                Exercised.................         --         --
                Forfeited.................    539,964      14.51
                Expired...................         --         --
                                           ----------     ------
            Outstanding, end of year...... 95,820,431     $14.54
                                           ==========     ======

    The following table summarizes information about stock options outstanding at August 31, 2001:

                                                 Weighted Average Remaining
     Range of Exercise Prices Shares Outstanding  Contractual Life (Years)
     ------------------------ ------------------ --------------------------
              $14.50              90,267,779                9.9
               15.15               5,442,744                9.9
               15.50                 109,908                9.9
                                  ----------                ---
                                  95,820,431                9.9
                                  ==========                ===

           Options exercisable, end of year..............          --
           Options available for grant, end of year...... 241,798,292
           Weighted average fair value of options granted       $7.74

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


Pro Forma Fair Value Disclosures

    Accenture elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for its employee share options rather than, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation". Under APB 25, because the exercise price of Accenture's employee share options equals the market price of the underlying shares on the date of grant, no compensation expense is recognized in Accenture's financial statements.

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

                                                  2001
                                          --------------------
                 Stock Option Plans       Partners Non-partners
                 ------------------       -------- ------------
                 Expected life (in years)      6          5
                 Risk-free interest rate.   4.93%      4.73%
                 Volatility..............     50%        50%
                 Dividend yield..........      0%         0%

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The following pro forma information reflects the amortized expense from the date of grant:

                                                                2001
                                                             ----------
         Net income......................................... $1,057,403
         Pro forma expenses--estimated fair value of options      5,201
                                                             ----------
         Pro forma net income............................... $1,052,202
                                                             ==========

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

    Under the share incentive plan, participants may be granted restricted share units without cost to the participant. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the participant to receive a Class A common share on the date specified in the participant's award agreement. The restricted share units granted under this plan vest at various times, generally ranging from immediate vesting to vesting over a five year period. In fiscal 2001, 68,481,815 restricted share units were granted to participants with a weighted average fair value of $1,025,563, while, $967,110 was charged to expense which was net of $26,270 related to cancelled liabilities on the deferred bonus plan for employees.

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

13.  PROFIT SHARING AND RETIREMENT PLANS

    In the United States, Accenture maintains and administers a trusteed profit sharing plan that includes 19,800 active Accenture employees. The annual profit sharing contribution is determined by management. The contribution to the profit sharing plan was $79,708 in 1999, $87,189 in 2000 and $97,439 in 2001,
which approximated 6% of plan members' compensation.

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

    In addition, certain postemployment benefits are provided to former or inactive employees after employment but before retirement, including severance benefits, disability-related benefits (including worker's compensation) and continuation of benefits such as healthcare benefits and life insurance coverage. These costs are substantially provided for on an accrual basis.

    The following schedules provide information concerning the material defined benefit pension and postretirement benefit plans.

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


                                          Pension Benefits     Other Benefits
                                         ------------------  ------------------
                                           2000      2001      2000      2001
                                         --------  --------  --------  --------
Changes in projected benefit obligation
Projected benefit obligation, beginning
  of year............................... $314,425  $308,599  $ 28,392  $ 30,463
Service cost............................   49,626    39,825     3,205     4,136
Interest cost...........................   21,232    21,465     2,123     2,426
Amendments..............................       --     1,558        --        --
Participants contributions..............      260       223        --        --
Actuarial (gain)/loss...................  (64,802)   33,082    (3,151)   14,895
Benefits paid...........................   (6,432)   (9,867)     (106)     (158)
Exchange rate (gain)....................   (5,710)   (7,290)       --        --
                                         --------  --------  --------  --------
Projected benefit obligation, end of
  year.................................. $308,599  $387,595  $ 30,463  $ 51,762
                                         ========  ========  ========  ========
Changes in plan assets
Fair value of plan assets, beginning of
  year.................................. $278,172  $310,066  $ 12,552  $ 15,126
Expected return on plan assets..........   27,038    23,964     1,033     1,147
Actuarial (loss)........................   (1,982)  (53,617)     (488)     (265)
Employer contributions..................   16,072   108,349     2,135     4,305
Participants contributions..............      260       223        --        --
Benefits paid...........................   (6,432)   (9,867)     (106)     (158)
Exchange rate (loss)....................   (3,062)   (5,139)       --        --
                                         --------  --------  --------  --------
Fair value of plan assets, end of year.. $310,066  $373,979  $ 15,126  $ 20,155
                                         ========  ========  ========  ========
Reconciliation of funded status
Funded status........................... $  1,467  $(13,616) $(15,337) $(31,607)
Unrecognized transitional obligation....    2,553     1,717     1,083       997
Unrecognized loss/(gain)................  (70,290)   22,788     2,166    17,324
Unrecognized prior service cost.........   12,154    11,419        --        --
                                         --------  --------  --------  --------
(Accrued) benefit cost as of 6/30.......  (54,116)   22,308   (12,088)  (13,286)
Contribution between 6/30 - 8/31........       --        --     3,308     2,261
Adjustment..............................      685        --        --        --
                                         --------  --------  --------  --------
Prepaid (accrued) benefit cost as of
  8/31.................................. $(53,431) $ 22,308  $ (8,780) $(11,025)
                                         ========  ========  ========  ========
Amounts recognized in the Combined and
  Consolidated Balance Sheets consist
  of:
Prepaid benefit cost.................... $    560  $ 60,023  $     --  $     --
Accrued benefit liability...............  (53,991)  (37,715)   (8,780)  (11,025)
                                         --------  --------  --------  --------
Net amount recognized at year-end....... $(53,431) $ 22,308  $ (8,780) $(11,025)
                                         ========  ========  ========  ========
Components of pension expense
Service cost............................ $ 49,626  $ 39,825  $  3,205  $  4,136
Interest cost...........................   21,232    21,465     2,123     2,426
Expected return on plan assets..........  (27,038)  (23,964)   (1,033)   (1,147)
Amortization of transitional obligation.      667       601        87        87
Amortization of loss....................     (326)   (5,230)      142        --
Amortization of prior service cost......    2,293     2,293        --        --
                                         --------  --------  --------  --------
Total................................... $ 46,454  $ 34,990  $  4,524  $  5,502
                                         ========  ========  ========  ========

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


                                            Pension Benefits   Other Benefits
                                            ---------------- -------------------
                                            2000     2001      2000      2001
                                             -----    -----  --------- ---------
    Weighted-average assumptions
    Discount rate.......................... 7.07%    6.83%       8.00%     7.50%
    Expected return on plan assets......... 7.78%    7.99%   8.0%/6.0% 8.0%/6.0%
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

                                                            One Percentage
                                                            Point Increase
                                                           ----------------
                                                             2000     2001
                                                           -------  -------
   Effect on total of service and interest cost components $   875  $ 1,445
   Effect on year-end postretirement benefit obligation...   5,600    7,336

                                                            One Percentage
                                                            Point Decrease
                                                           ----------------
                                                             2000     2001
                                                           -------  -------
   Effect on total of service and interest cost components $  (796) $(1,256)
   Effect on year-end postretirement benefit obligation...  (4,500)  (6,367)

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

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)

$12,911 in 2001) including operating costs and taxes, was $196,577 in 1999, $217,675 in 2000 and $207,757 in 2001. Future minimum rental commitments under non-cancelable operating leases as of August 31, 2001, are as follows:

                                 2002.. $  216,732
                                 2003..    186,537
                                 2004..    163,499
                                 2005..    132,614
                                 2006..    111,151
                             Thereafter    420,704
                                        ----------
                                        $1,231,237
                                        ==========

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

                                                        1999    2000
                                                       ------- -------
          Nature of Transaction
          Rental expense.............................. $36,353 $23,948
          Andersen Worldwide costs allocated..........  24,163  18,975
          Professional education and development costs  52,582  38,577
          Professional services.......................  31,880  34,710
          Interest expense............................  12,955   3,950

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

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


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

    By its Final Award dated July 28, 2000, and notified to the parties on August 7, 2000, the Tribunal appointed by the International Chamber of Commerce ("ICC") ruled that AW-SC had breached its material obligations under the MFIAs in fundamental respects and the Accenture Member Firms were excused from any further obligations to AW-SC and AA Member Firms under the MFIAs as of August 7, 2000. The ruling further stated that the escrowed funds plus accrued interest should be paid to AA as directed by AW-SC and allocated the costs of the proceeding among the parties. The escrowed funds, along with net accumulated interest on investments, were transferred to AA by the escrow agent on various dates in September, 2000.

    On December 19, 2000, AW-SC, Arthur Andersen LLP and the other AA Member Firms, APSC, Accenture LLP and the other Accenture Member Firms, on their own behalves and on behalf of their respective partners, shareholders, other principals and affiliates, executed a binding Memorandum of Understanding ("MOU") to implement the award of the arbitrator in the ICC arbitration described above and the separation of the Accenture Member Firms from AW-SC and AA.

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

    In addition, Accenture recorded an accrual of $190,962 equal to the excess of the contractual obligations under the service agreements referred to above over the fair value of the services to be

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)

provided thereunder and recorded a reduction of undistributed earnings of $268,781 for the accrual for the services contracts and other cash payments. Payments due under the five-year and six-year services agreements will be based upon rates established by AA that Accenture has determined will exceed the rates that they charge for similar services to unrelated parties (the fair value of those services). The excess of the present value of the amounts payable to AA over the fair value of those services has been recorded as a liability and a distribution to partners as of December 2000. Accenture is obligated to provide AA up to $22,500 per year of services valued at then current retail billing rates for five years. The present value of the fair value of these services determined by reference to the fees usually received for such services has been recorded as a liability and as a distribution to partners as of December 2000. These liabilities, which aggregated $190,962, are reported as distributions to partners because the liabilities were incurred in connection with Accenture's separation from AA.

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

    Accenture's chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets. The reportable operating segments are the five operating groups (formerly known as market units), which are Communications & High Tech, Financial Services, Government, Products and Resources.

    In the first quarter of fiscal 2002, Accenture made certain changes in the format of information presented to the Chief Executive Officer. The most significant of these changes was the elimination of interest expense from the five operating groups' operating income and the elimination of interest credit from Other's operating income. Also, the consolidated affiliated companies' revenue and operating income (loss) results are included in the five operating groups' results rather than being reported in Other. Segment results for all periods presented have been revised to reflect these changes.

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


Reportable Segments

                                Comm. &
         Year ended              High     Financial
       August 31, 1999           Tech     Services   Government  Products  Resources    Other       Total
       ---------------         ---------- ---------- ---------- ---------- ---------- ---------  -----------
Revenues before reimbursements $2,498,460 $2,736,416 $  777,028 $1,699,066 $1,812,369 $  26,517  $ 9,549,856
Depreciation(1)...............     59,745     67,459     18,285     31,651     39,892        --      217,032
Operating income (loss).......    557,169    824,206    102,733    263,360    285,196      (970)   2,031,694
                               ========== ========== ========== ========== ========== =========  ===========
Assets at August 31(2)........ $  368,414 $  227,894 $  141,795 $  154,383 $  169,884 $  20,750  $ 1,083,120

                                Comm. &
         Year ended              High     Financial
       August 31, 2000           Tech     Services   Government  Products  Resources    Other       Total
       ---------------         ---------- ---------- ---------- ---------- ---------- ---------  -----------
Revenues before reimbursements $2,806,506 $2,541,900 $  796,862 $1,932,302 $1,660,868 $  13,647  $ 9,752,085
Depreciation(1)...............     65,425     62,633     19,005     43,805     46,210        --      237,078
Operating income (loss).......    671,111    666,620     79,618    416,053    264,070   (11,353)   2,086,119
                               ========== ========== ========== ========== ========== =========  ===========
Assets at August 31(2)........ $  492,220 $  302,138 $  123,933 $  188,252 $  178,750 $   6,418  $ 1,291,711

                                Comm. &
         Year ended              High     Financial
       August 31, 2001           Tech     Services   Government  Products  Resources    Other       Total
       ---------------         ---------- ---------- ---------- ---------- ---------- ---------  -----------
Revenues before reimbursements $3,238,256 $2,893,567 $1,003,235 $2,356,440 $1,933,225 $  18,997  $11,443,720
Depreciation(1)...............     76,901     65,897     21,053     45,316     47,905        --      257,072
Operating income (loss).......    448,452    536,783     75,292    363,085    235,126  (962,982)     695,756
                               ========== ========== ========== ========== ========== =========  ===========
Assets at August 31(2)........ $  500,762 $  325,641 $  161,584 $  219,486 $  258,146 $  17,523  $ 1,483,142

--------
(1) This amount includes depreciation on property and equipment controlled by each operating segment as well as an allocation for depreciation on property and equipment they do not directly control.
(2) Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, Unbilled services, Deferred revenue and a portion of Other long-term assets that represent balances for clients with extended payment terms.

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


Geographic Information

 Fiscal 1999                     Americas     EMEA    Asia Pacific    Total
 -----------                    ---------- ---------- ------------ -----------
 Revenues before reimbursements $5,157,027 $3,697,236   $695,593   $ 9,549,856
 Reimbursements................    856,389    388,813     80,914     1,326,116
 Revenues......................  6,013,416  4,086,049    776,507    10,875,972
 Long lived assets at August 31    446,089    169,053     43,575       658,717

 Fiscal 2000                     Americas     EMEA    Asia Pacific    Total
 -----------                    ---------- ---------- ------------ -----------
 Revenues before reimbursements $5,223,120 $3,713,818   $815,147   $ 9,752,085
 Reimbursements................    964,758    506,068    107,773     1,578,599
 Revenues......................  6,187,878  4,219,886    922,920    11,330,684
 Long lived assets at August 31    500,133    158,184     47,191       705,508

 Fiscal 2001                     Americas     EMEA    Asia Pacific    Total
 -----------                    ---------- ---------- ------------ -----------
 Revenues before reimbursements $6,112,986 $4,484,075   $846,659   $11,443,720
 Reimbursements................    987,947    516,567    113,638     1,618,152
 Revenues......................  7,100,933  5,000,642    960,297    13,061,872
 Long lived assets at August 31    567,987    199,296     55,035       822,318

EMEA includes Europe, Middle East and Africa

    Revenues are attributed to geographic areas based on where client services are supervised. Reimbursements shown for 1999, 2000 and 2001 have been reduced for certain intercompany transactions that had not been eliminated in previously reported reimbursements. Previously reported 1999 Americas, EMEA and Asia/Pacific Reimbursements have been decreased (increased) by $6,340, $198,302 and $(1,215) respectively. Previously reported 2000 Americas, EMEA and Asia/Pacific Reimbursements have been reduced by $26,981, $182,209 and $76, respectively. Previously reported 2001 Americas, EMEA and Asia/Pacific Reimbursements have been decreased (increased) by $36,932, $249,698 and $(630), respectively. Certain additional changes have been made to the previously reported amounts to conform to the 2002 presentation.

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


19.  ACCENTURE SCA

    Because Accenture Ltd's only business is to hold its equity interest in Accenture SCA and to act as the sole general partner of Accenture SCA, there are no material differences between the consolidated financial statements of Accenture Ltd and consolidated financial statements that would be prepared for Accenture SCA except (1) the minority interest included in Accenture SCA consolidated financial statements would be limited to the Accenture Canada Holdings Inc. exchangeable shares and (2) the shareholders' equity section of an Accenture SCA consolidated balance sheet would reflect the Accenture SCA Class I common shares and the Accenture SCA Class II common shares, as shown below.

                                         For the year ended August 31, 2001
                                      ----------------------------------------
                                      Accenture Ltd,
                                       as reported   Adjustments Accenture SCA
                                      -------------- ----------- -------------
  Revenues...........................  $13,061,872    $      --   $13,061,872
  Operating income...................      695,756           --       695,756
  Income before taxes................      794,857           --       794,857
  Income before minority interest and
    accounting change................      292,241           --       292,241
  Minority interest..................      577,188     (569,248)        7,940
  Income before accounting change....      869,429     (569,248)      300,181
  Net income.........................  $ 1,057,403    $(569,248)  $   488,155

                                                      August 31, 2001
                                           -------------------------------------
                                           Accenture Ltd,             Accenture
                                            as reported   Adjustments    SCA
                                           -------------- ----------- ----------
Current assets............................   $4,579,637    $      --  $4,579,637
Non-current assets........................    1,481,719           --   1,481,719
                                            -----------    ---------  ----------
Total assets..............................   $6,061,356           --  $6,061,356
                                            ===========    =========  ==========
Current liabilities.......................   $4,178,820           --  $4,178,820
Non-current liabilities...................    1,192,422           --   1,192,422
Minority interest.........................      407,926     (402,336)      5,590
Shareholders' equity......................      282,188      402,336     684,524
                                            -----------    ---------  ----------
Total liabilities and shareholders' equity   $6,061,356    $      --  $6,061,356
                                            -----------    ---------  ----------

                                 ACCENTURE LTD

               (In thousands of U.S. dollars except share data)


20.  QUARTERLY DATA (unaudited)

    Quarterly financial information for 2000 and 2001 is as follows:

                                     First     Second       Third      Fourth
                                    Quarter    Quarter     Quarter     Quarter      Annual
                                  ----------- ---------- ----------  ----------  -----------
Fiscal 2000

Revenues before reimbursements...  $2,411,793 $2,272,770 $2,560,487  $2,507,035  $ 9,752,085
Reimbursements(1)................     313,465    374,206    432,548     458,380    1,578,599
Revenues.........................   2,725,258  2,646,976  2,993,035   2,965,415   11,330,684
Operating income.................     539,150    424,373    694,662     427,934    2,086,119
Partnership income before partner
  distributions..................     573,524    571,907    902,436     416,027    2,463,894

Fiscal 2001

Revenues before reimbursements...  $2,831,298 $2,881,698 $2,953,289  $2,777,435  $11,443,720
Reimbursements(1)................     377,714    409,213    458,403     372,822    1,618,152
Revenues.........................   3,209,012  3,290,911  3,411,692   3,150,257   13,061,872
Operating income (loss)..........     839,403    522,698    115,572    (781,917)     695,756
Income (loss) before accounting
  change.........................   1,010,467    419,539   (190,795)   (369,782)     869,429
Partnership income (loss) before
  partner distributions..........   1,198,441    419,539   (190,795)               1,427,185
Net income (loss)................                                      (369,782)    (369,782)
Earnings (loss) per share:
    Basic and diluted(2).........         n/a        n/a        n/a       (1.25)         n/a
Common stock prices per share:
    High.........................         n/a        n/a        n/a       15.50          n/a
    Low..........................         n/a        n/a        n/a       14.05          n/a

--------
n/a = not applicable
(1) Reimbursements have been reduced for certain intercompany transactions that had not been eliminated in previously reported Reimbursements. Previously reported quarterly reimbursements have been reduced by $50,190, $61,650, $68,657 and $28,769, respectively, in the first, second, third and fourth quarters of 2000. Previously reported quarterly Reimbursements have been reduced by $29,280, $93,148, $107,572 and $56,000, respectively, in the first, second, third and fourth quarters of 2001.
(2) Certain common share equivalents have been excluded from the earnings
    (loss)-per-share calculation as their effect is antidilutive. In addition, for the purpose of the above calculation of earnings (loss)-per-share, the weighted average number of shares is based upon the periods the shares have been outstanding. The weighted average basic shares were 295,392,338 and the diluted shares were 899,711,420.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf on October 30, 2002 by the undersigned, thereunto duly authorized.

                                              ACCENTURE LTD

                                              By: /s/  Harry L. You
                                                  ------------------------------
                                                  Name: Harry L. You
                                                  Title: Chief Financial Officer

                     CHIEF EXECUTIVE OFFICER CERTIFICATION

    I, Joe W. Forehand, Chief Executive Officer and Chairman of the Board of Accenture Ltd, certify that:

        1. I have reviewed this Annual Report on Form 10-K/A of Accenture Ltd (the "Registrant");

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Dated: October 30, 2002

/s/  JOE W. FOREHAND
----------------------------------
Chief Executive Officer and Chairman of the Board
  (principal executive officer)

                     CHIEF FINANCIAL OFFICER CERTIFICATION

    I, Harry L. You, Chief Financial Officer of Accenture Ltd, certify that:

        1. I have reviewed this Annual Report on Form 10-K/A of Accenture Ltd (the "Registrant");

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Dated: October  30, 2002

/S/  HARRY L. YOU
----------------------------------
Chief Financial Officer
  (principal financial and accounting officer)