Form 10-Q/A
period 2002-05-31
ACCENTURE LTD
filed 2002-10-31
CIK 1134538

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-Q/A

(Mark One)

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number: 001-16565

                               -----------------

                                 ACCENTURE LTD

                      Bermuda                  98-0341111
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

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

   This amendment to Accenture Ltd's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2002 amends the affected items of the Quarterly Report originally filed on July 15, 2002 to reflect the revisions described above. This amendment does not otherwise update the disclosures set forth in such items as originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on July 15, 2002.

                                 ACCENTURE LTD

                                     INDEX

                                                                                                     Page
                                                                                                     ----
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
         Consolidated Balance Sheets as of August 31, 2001 and May 31, 2002.........................   4
         Combined Income Statements Before Partner Distributions for the three and nine months ended
           May 31, 2001 and Consolidated Income Statements for the three and nine months ended
           May 31, 2002.............................................................................   5
         Consolidated Shareholders' Equity Statement for the nine months ended May 31, 2002.........   6
         Combined and Consolidated Cash Flows Statements for the nine months ended May 31, 2001
           and 2002.................................................................................   7
         Notes to Combined and Consolidated Financial Statements....................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................  35

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K...........................................................  36

Signature...........................................................................................  37

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ACCENTURE LTD

                          CONSOLIDATED BALANCE SHEETS

                       August 31, 2001 and May 31, 2002
       (In thousands of U.S. dollars except share and per share amounts)

                                                                                                               August 31,
                                                                                                                  2001
                                                                                                              -----------

                                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents................................................................................. $ 1,880,083
   Restricted cash...........................................................................................          --
   Receivables from clients, net.............................................................................   1,498,812
   Unbilled services.........................................................................................     731,802
   Due from related parties..................................................................................      69,500
   Deferred income taxes, net................................................................................     166,372
   Other current assets......................................................................................     233,068
                                                                                                              -----------
      Total current assets...................................................................................   4,579,637
                                                                                                              -----------
NON-CURRENT ASSETS:
   Due from related parties..................................................................................      23,800
   Investments...............................................................................................     324,139
   Property and equipment, net...............................................................................     822,318
   Goodwill..................................................................................................          --
   Deferred income taxes, net................................................................................     213,617
   Other non-current assets..................................................................................      97,845
                                                                                                              -----------
      Total non-current assets...............................................................................   1,481,719
                                                                                                              -----------
TOTAL ASSETS................................................................................................. $ 6,061,356
                                                                                                              ===========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term bank borrowings................................................................................ $   189,872
   Current portion of long-term debt.........................................................................         797
   Accounts payable..........................................................................................     371,794
   Due to related parties....................................................................................     818,888
   Deferred revenue..........................................................................................     810,043
   Accrued payroll and related benefits......................................................................   1,050,385
   Income taxes payable......................................................................................     515,304
   Deferred income taxes, net................................................................................      29,373
   Other accrued liabilities.................................................................................     392,364
                                                                                                              -----------
      Total current liabilities..............................................................................   4,178,820
                                                                                                              -----------
NON-CURRENT LIABILITIES:
   Long-term debt............................................................................................       1,090
   Retirement obligation.....................................................................................     343,249
   Deferred income taxes, net................................................................................      50,969
   Other non-current liabilities.............................................................................     797,114
                                                                                                              -----------
      Total non-current liabilities..........................................................................   1,192,422
                                                                                                              -----------
MINORITY INTEREST............................................................................................     407,926
                                                                                                              -----------
SHAREHOLDERS' EQUITY:
   Preferred shares, 2,000,000 shares authorized, 0 shares issued and outstanding............................          --
   Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 343,307,238
    issued as of August 31, 2001 and 431,331,891 issued as of May 31, 2002...................................           8
   Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 591,161,472 shares issued and outstanding as of August 31, 2001 and 524,094,456 issued and outstanding as of
    May 31, 2002.............................................................................................          13
   Restricted share units (related to Class A common shares), 68,481,815 units issued and outstanding as of
    August 31, 2001 and 57,657,168 units issued and outstanding as of May 31, 2002...........................     993,380
   Additional paid-in capital................................................................................     832,731
   Treasury shares, at cost, 10,230,095 shares...............................................................          --
   Treasury shares owned by Share Employee Compensation Trust, at cost, 2,180,300 shares.....................          --
   Retained deficit..........................................................................................  (1,435,310)
   Accumulated other comprehensive loss......................................................................    (108,634)
                                                                                                              -----------
      Total shareholders' equity.............................................................................     282,188
                                                                                                              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................................................... $ 6,061,356
                                                                                                              ===========

                                                                                                                May 31,
                                                                                                                 2002
                                                                                                              -----------
                                                                                                              (Unaudited)
                                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents................................................................................. $ 1,113,496
   Restricted cash...........................................................................................     104,224
   Receivables from clients, net.............................................................................   1,426,113
   Unbilled services.........................................................................................     898,704
   Due from related parties..................................................................................      38,859
   Deferred income taxes, net................................................................................     155,721
   Other current assets......................................................................................     337,475
                                                                                                              -----------
      Total current assets...................................................................................   4,074,592
                                                                                                              -----------
NON-CURRENT ASSETS:
   Due from related parties..................................................................................          --
   Investments...............................................................................................      94,583
   Property and equipment, net...............................................................................     732,533
   Goodwill..................................................................................................     153,422
   Deferred income taxes, net................................................................................     206,465
   Other non-current assets..................................................................................     173,367
                                                                                                              -----------
      Total non-current assets...............................................................................   1,360,370
                                                                                                              -----------
TOTAL ASSETS................................................................................................. $ 5,434,962
                                                                                                              ===========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term bank borrowings................................................................................ $    93,886
   Current portion of long-term debt.........................................................................       2,299
   Accounts payable..........................................................................................     361,321
   Due to related parties....................................................................................       8,821
   Deferred revenue..........................................................................................     475,865
   Accrued payroll and related benefits......................................................................   1,232,564
   Income taxes payable......................................................................................     345,177
   Deferred income taxes, net................................................................................      26,014
   Other accrued liabilities.................................................................................     488,026
                                                                                                              -----------
      Total current liabilities..............................................................................   3,033,973
                                                                                                              -----------
NON-CURRENT LIABILITIES:
   Long-term debt............................................................................................       3,915
   Retirement obligation.....................................................................................     387,809
   Deferred income taxes, net................................................................................       3,478
   Other non-current liabilities.............................................................................     936,360
                                                                                                              -----------
      Total non-current liabilities..........................................................................   1,331,562
                                                                                                              -----------
MINORITY INTEREST............................................................................................     574,549
                                                                                                              -----------
SHAREHOLDERS' EQUITY:
   Preferred shares, 2,000,000 shares authorized, 0 shares issued and outstanding............................          --
   Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 343,307,238
    issued as of August 31, 2001 and 431,331,891 issued as of May 31, 2002...................................          10
   Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 591,161,472 shares issued and outstanding as of August 31, 2001 and 524,094,456 issued and outstanding as of
    May 31, 2002.............................................................................................          13
   Restricted share units (related to Class A common shares), 68,481,815 units issued and outstanding as of
    August 31, 2001 and 57,657,168 units issued and outstanding as of May 31, 2002...........................     835,996
   Additional paid-in capital................................................................................   1,293,519
   Treasury shares, at cost, 10,230,095 shares...............................................................    (250,248)
   Treasury shares owned by Share Employee Compensation Trust, at cost, 2,180,300 shares.....................     (45,710)
   Retained deficit..........................................................................................  (1,228,562)
   Accumulated other comprehensive loss......................................................................    (110,140)
                                                                                                              -----------
      Total shareholders' equity.............................................................................     494,878
                                                                                                              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................................................... $ 5,434,962
                                                                                                              ===========

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE LTD

            COMBINED INCOME STATEMENTS BEFORE PARTNER DISTRIBUTIONS

                        CONSOLIDATED INCOME STATEMENTS

           For the Three and Nine Months Ended May 31, 2001 and 2002
       (In thousands of U.S. dollars except share and per share amounts)
                                  (Unaudited)

                                                                    Revised                      Revised
                                                               Three Months Ended           Nine Months Ended
                                                          ---------------------------  ---------------------------
                                                          May 31, 2001  May 31, 2002   May 31, 2001  May 31, 2002
                                                          ------------ --------------  ------------ --------------
REVENUES:
   Revenues before reimbursements........................  $2,953,289  $    2,980,678   $8,666,285  $    8,882,597
   Reimbursements........................................     458,403         369,982    1,245,330       1,137,822
                                                           ----------  --------------   ----------  --------------
      Revenues...........................................   3,411,692       3,350,660    9,911,615      10,020,419
OPERATING EXPENSES:
   Cost of services*:
      Cost of services before reimbursable expenses*.....   1,566,287       1,752,922    4,509,361       5,267,211
      Reimbursable expenses..............................     458,403         369,982    1,245,330       1,137,822
                                                           ----------  --------------   ----------  --------------
      Cost of services*..................................   2,024,690       2,122,904    5,754,691       6,405,033
   Sales and marketing*..................................     318,315         413,897      771,293       1,173,032
   General and administrative costs*.....................     365,387         378,873    1,130,724       1,204,832
   Reorganization and rebranding costs...................     587,728              --      777,234              --
                                                           ----------  --------------   ----------  --------------
         Total operating expenses*.......................   3,296,120       2,915,674    8,433,942       8,782,897
                                                           ----------  --------------   ----------  --------------
OPERATING INCOME*........................................     115,572         434,986    1,477,673       1,237,522
Gain (loss) on investments, net..........................      (9,459)           (918)     179,700        (306,606)
Interest income..........................................      17,218           9,510       59,613          33,550
Interest expense.........................................     (15,305)        (12,712)     (25,415)        (36,256)
Other income (expense)...................................      (2,720)         13,170       20,793          14,926
Equity in losses of affiliates...........................     (11,164)         (2,425)     (52,825)         (8,888)
                                                           ----------  --------------   ----------  --------------
INCOME BEFORE TAXES*.....................................      94,142         441,611    1,659,539         934,248
Provision for taxes......................................     284,937         167,813      420,328         435,535
                                                           ----------  --------------   ----------  --------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
 ACCOUNTING CHANGE*......................................    (190,795)        273,798    1,239,211         498,713
Minority interest........................................          --        (159,337)          --        (291,965)
                                                           ----------  --------------   ----------  --------------
INCOME (LOSS) BEFORE ACCOUNTING CHANGE*..................    (190,795)        114,461    1,239,211         206,748
Cumulative effect of accounting change...................          --              --      187,974              --
                                                           ----------  --------------   ----------  --------------

PARTNERSHIP INCOME (LOSS) BEFORE PARTNER
 DISTRIBUTIONS*..........................................  $ (190,795)                  $1,427,185
                                                           ==========                   ==========
NET INCOME...............................................              $      114,461               $      206,748
                                                                       ==============               ==============

Weighted Average Class A Common Shares:
Basic....................................................          --     414,463,440           --     411,525,404
Diluted..................................................          --   1,027,990,942           --   1,026,971,327

Earnings Per Class A Common Share:
Basic....................................................          --  $         0.28           --  $         0.50
Diluted..................................................          --  $         0.27           --  $         0.49

--------
* Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE LTD

                  CONSOLIDATED SHAREHOLDERS' EQUITY STATEMENT

                    For the Nine Months Ended May 31, 2002
                 (U.S. dollars and share amounts in thousands)
                                  (Unaudited)


                                                                                                Restricted
                                                                Class A        Class X          Share Units
                                                             Common Shares  Common Shares      Common Shares     Additional
                                                   Preferred -------------- -------------  --------------------   Paid-in
                                                    Shares    $  No. Shares  $  No. Shares     $      No. Shares  Capital
                                                   --------- --- ---------- --- ---------- ---------  ---------- ----------
Balance at August 31, 2001........................   $ --    $ 8  343,307   $13  591,161   $ 993,380    68,482   $  832,731
Comprehensive income..............................
 Net income.......................................
 Other comprehensive income (loss)................
  Unrealized gains on marketable securities, net
    of reclassification adjustment................
  Foreign currency translation....................

 Other comprehensive income (loss)................

Comprehensive income..............................
Income tax benefit on stock-based compensation
 plans............................................                                                                   16,586
Repurchases of common shares......................
Cancellation of restricted share units, net.......                                            (3,428)     (206)
Redemption of partners' SCA Class I common shares.                                                                   (6,884)
Issuance of Class A common shares:
 At carryover basis to minority shareholders in
  transactions related to May 2002 offering.......             2   68,247        (67,067)                            72,707
 In May 2002 offering.............................                  3,910                                            75,858
 Employee Share Purchase Plan.....................                  5,026                                            52,608
 Restricted share units...........................                  9,583                   (153,956)  (10,619)     134,334
 For acquisitions.................................                  1,259                                            31,350
Minority interest.................................                                                                   84,229
                                                     ----    ---  -------   ---  -------   ---------   -------   ----------
Balance at May 31, 2002...........................   $ --    $10  431,332   $13  524,094   $ 835,996    57,657   $1,293,519
                                                     ====    ===  =======   ===  =======   =========   =======   ==========

                                                                                                           Accumulated
                                                                               Treasury                       Other
                                                         Treasury              Shares--                      Compre-
                                                          Shares                 SECT          Retained      hensive
                                                   --------------------  -------------------   Earnings      Income
                                                       $      No. Shares     $     No. Shares  (Deficit)     (Loss)      Total
                                                   ---------  ---------- --------  ---------- -----------  ----------- ---------
Balance at August 31, 2001........................ $      --        --   $     --        --   $(1,435,310)  $(108,634) $ 282,188
Comprehensive income..............................
 Net income.......................................                                                206,748                206,748
 Other comprehensive income (loss)................
  Unrealized gains on marketable securities, net
    of reclassification adjustment................                                                              9,453      9,453
  Foreign currency translation....................                                                            (10,959)   (10,959)
                                                                                                            ---------
 Other comprehensive income (loss)................                                                             (1,506)
                                                                                                                       ---------
Comprehensive income..............................                                                                       205,242
Income tax benefit on stock-based compensation
 plans............................................                                                                        16,586
Repurchases of common shares......................  (259,485)  (11,438)   (45,710)   (2,180)                            (305,195)
Cancellation of restricted share units, net.......                                                                        (3,428)
Redemption of partners' SCA Class I common shares.                                                                        (6,884)
Issuance of Class A common shares:
 At carryover basis to minority shareholders in
  transactions related to May 2002 offering.......                                                                        72,709
 In May 2002 offering.............................                                                                        75,858
 Employee Share Purchase Plan.....................   (10,385)      172                                                    42,223
 Restricted share units...........................    19,622     1,036                                                        --
 For acquisitions.................................                                                                        31,350
Minority interest.................................                                                                        84,229
                                                   ---------   -------   --------    ------   -----------   ---------  ---------
Balance at May 31, 2002........................... $(250,248)  (10,230)  $(45,710)   (2,180)  $(1,228,562)  $(110,140) $ 494,878
                                                   =========   =======   ========    ======   ===========   =========  =========


  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE LTD

                COMBINED AND CONSOLIDATED CASH FLOWS STATEMENTS

                For the Nine Months Ended May 31, 2001 and 2002
                        (In thousands of U.S. dollars)
                                  (Unaudited)

                                                                                                   Combined    Consolidated
                                                                                                   Cash Flow    Cash Flow
                                                                                                     2001          2002
                                                                                                  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Partnership income before partner distributions............................................... $ 1,427,185
                                                                                                  -----------
   Net income....................................................................................              $   206,748
                                                                                                               -----------
   Adjustments to reconcile partnership income and net income to net cash provided by operating activities--
      Depreciation...............................................................................     177,179      215,737
      Amortization...............................................................................     137,500           --
      (Gain) loss on investments, net............................................................    (179,700)     306,606
      Equity in losses of affiliates.............................................................      52,825        8,888
      Losses on disposal of property and equipment...............................................      17,156       15,474
      Deferred income taxes......................................................................     137,729      (33,047)
      Minority interest..........................................................................          --      291,965
      Other items, net...........................................................................      (6,342)       1,632
      Cumulative effect of accounting change.....................................................    (187,974)          --
      Change in assets and liabilities--.........................................................
         (Increase) decrease in receivables from clients, net....................................    (137,353)     111,769
         Increase in unbilled services...........................................................    (124,986)    (159,847)
         Increase in other current assets........................................................     (53,946)     (74,200)
         (Increase) decrease in other non-current assets.........................................      37,446      (52,138)
         Decrease in accounts payable............................................................     (11,908)     (54,468)
         Decrease in due to related parties......................................................     (26,045)          --
         Decrease in deferred revenue............................................................     (31,445)    (318,451)
         Increase in accrued payroll and related benefits........................................     267,527      128,820
         Decrease in income taxes payable........................................................    (100,124)    (153,540)
         Increase (decrease) in other accrued liabilities........................................     (34,904)      51,941
         Increase in other non-current liabilities...............................................     634,516       52,659
                                                                                                  -----------  -----------
             Total adjustments...................................................................     567,151      339,800
                                                                                                  -----------  -----------
             Net cash provided by operating activities...........................................   1,994,336      546,548
                                                                                                  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investments............................................................     421,861       12,139
   Proceeds from sales of property and equipment.................................................      18,659       67,622
   Purchases of businesses and investments, net of cash acquired.................................    (215,461)     (57,490)
   Purchase of intangible assets.................................................................    (157,000)          --
   Property and equipment additions..............................................................    (300,701)    (155,403)
                                                                                                  -----------  -----------
             Net cash used in investing activities...............................................    (232,642)    (133,132)
                                                                                                  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in restricted cash of Share Employee Compensation Trust..............................          --     (104,224)
   Capital paid in by partners...................................................................     146,328           --
   Repayment of paid-in capital to partners......................................................    (524,112)          --
   Payment to AW-SC..............................................................................    (313,832)          --
   Issuance of common shares in May 2002 offering................................................          --       75,858
   Issuance of common shares for Employee Share Purchase Plan....................................          --       42,223
   Purchase of treasury shares...................................................................          --     (259,485)
   Purchase of treasury shares by Share Employee Compensation Trust..............................          --      (45,710)
   Purchase of Accenture SCA Class I common shares...............................................          --       (7,132)
   Distribution of partners' pre-incorporation income............................................  (1,950,301)    (764,633)
   Proceeds from issuance of long-term debt......................................................          --        5,549
   Repayment of long-term debt...................................................................     (19,653)      (1,362)
   Proceeds from issuance of short-term bank borrowings..........................................     749,323      333,617
   Repayments of short-term bank borrowings......................................................    (389,131)    (443,745)
                                                                                                  -----------  -----------
             Net cash used in financing activities...............................................  (2,301,378)  (1,169,044)
   Effect of exchange rate changes on cash and cash equivalents..................................      (7,124)     (10,959)
                                                                                                  -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS........................................................    (546,808)    (766,587)
CASH AND CASH EQUIVALENTS, beginning of period...................................................   1,270,516    1,880,083
                                                                                                  -----------  -----------
CASH AND CASH EQUIVALENTS, end of period......................................................... $   723,708  $ 1,113,496
                                                                                                  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE LTD

            NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
    (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
                                  (Unaudited)

1.  BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements of Accenture Ltd (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2001, included in the Company's Annual Report on Form 10-K/A filed with the SEC on October 31, 2002. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

   On October 10, 2002, the Company announced that as a result of a calculation error it was revising downward previously reported Reimbursements and Reimbursable expenses by equal amounts for certain intercompany transactions that had not been eliminated. Previously reported 2001 Reimbursements and Reimbursable expenses have been reduced by $29,280, $93,148 and $107,572 in the first, second and third quarters, respectively. Previously reported 2002 Reimbursements and Reimbursable expenses have been reduced by $67,188, $81,665 and $83,147 in the first, second and third quarters, respectively. Revised amounts for the first and second quarter are shown below;

                                      2001                2002
                               ------------------- -------------------
                                 First    Second     First    Second
                                Quarter   Quarter   Quarter   Quarter
                               --------- --------- --------- ---------
         Reimbursements.......   377,714   409,213   352,692   415,148
         Revenues............. 3,209,012 3,290,911 3,341,322 3,328,437
         Reimbursable expenses   377,714   409,213   352,692   415,148
         Cost of services..... 1,761,304 1,968,697 2,158,873 2,123,256
         Operating expenses... 2,369,609 2,768,213 2,927,065 2,940,158

These adjustments had no effect on Revenues before reimbursements, Operating income, Net income or Earnings per share.

2.  COMPREHENSIVE INCOME (LOSS)

   The components of comprehensive income (loss) are as follows:

                                                           Three Months Ended    Nine Months Ended
                                                           ------------------- --------------------
                                                            May 31,   May 31,    May 31,    May 31,
                                                             2001      2002       2001       2002
                                                           ---------  -------- ----------  --------
Partnership income (loss) before partner distributions.... $(190,795)       -- $1,427,185        --
Net income................................................        --  $114,461         --  $206,748
Foreign currency translation adjustments..................     5,688     7,399     (7,124)  (10,959)
Unrealized gains (losses) on marketable securities, net of
  reclassification adjustments............................   (27,065)      783   (687,346)    9,453
                                                           ---------  -------- ----------  --------
Comprehensive income (loss)............................... $(212,172) $122,643 $  732,715  $205,242
                                                           =========  ======== ==========  ========

                                 ACCENTURE LTD

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

   After exploring a number of alternatives, the Company has decided to sell substantially all of its minority ownership interests in its venture and investment portfolio that could cause volatility in future earnings. The Company expects to retain a modest percentage of ownership in the venture and investment portfolio through an ongoing alliance with the buyer. Related to this decision, the Company's other-than-temporary impairments on investments for the nine months ended May 31, 2002 included a charge of $212 million, before and after tax, related to investment writedowns of its venture and investment portfolio and the loss it expects to incur on this sale transaction. The Company has engaged an investment bank, offers have been received and negotiations are underway. The Company hopes to complete the transaction by the end of the calendar year.

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

   Accenture's chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets. The reportable operating segments are the Company's five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources.

   Certain changes have been made to the prior-period amounts in order to conform with the current period presentation. The most significant of these changes was the elimination of interest expense from the five operating groups' operating income and the elimination of interest credits from Other's operating income. Also, certain consolidated affiliated companies' revenues and operating income results are included in the five operating groups' results rather than being reported in Other.

Reportable Segments

         Three Months           Comm. &   Financial
      Ended May 31, 2001       High Tech  Services   Government  Products  Resources   Other     Total
------------------------------ ---------- ---------- ---------- ---------- ---------- -------  ----------
Revenues before reimbursements $  817,514 $  765,528  $276,861  $  594,285 $  494,134 $ 4,967  $2,953,289
Operating income*.............      1,778     52,422    17,900      28,582        286  14,604     115,572
                               ========== ==========  ========  ========== ========== =======  ==========

         Three Months           Comm. &   Financial
      Ended May 31, 2002       High Tech  Services   Government  Products  Resources   Other     Total
------------------------------ ---------- ---------- ---------- ---------- ---------- -------  ----------
Revenues before reimbursements $  882,620 $  646,404  $328,106  $  612,375 $  506,630 $ 4,543  $2,980,678
Operating income (loss).......     76,281     95,179    54,118     142,581     67,700    (873)    434,986
                               ========== ==========  ========  ========== ========== =======  ==========

         Nine Months            Comm. &   Financial
      Ended May 31, 2001       High Tech  Services   Government  Products  Resources   Other     Total
------------------------------ ---------- ---------- ---------- ---------- ---------- -------  ----------
Revenues before reimbursements $2,491,831 $2,230,230  $727,758  $1,769,112 $1,428,878 $18,476  $8,666,285
Operating income*.............    414,771    487,737    63,143     298,956    195,735  17,331   1,477,673
                               ========== ==========  ========  ========== ========== =======  ==========

         Nine Months            Comm. &   Financial
      Ended May 31, 2002       High Tech  Services   Government  Products  Resources   Other     Total
------------------------------ ---------- ---------- ---------- ---------- ---------- -------  ----------
Revenues before reimbursements $2,377,201 $2,025,750  $988,312  $1,909,179 $1,572,969 $ 9,186  $8,882,597
Operating income (loss).......    205,941    251,983   168,752     401,425    211,474  (2,053)  1,237,522
                               ========== ==========  ========  ========== ========== =======  ==========

--------
* Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

                                 ACCENTURE LTD

    (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
                                  (Unaudited)



5.  EARNINGS PER SHARE (EPS)

                                                 Three Months Ended           Nine Months Ended
                                                    May 31, 2002                May 31, 2002
                                             --------------------------- ---------------------------
                                                Basic        Diluted        Basic        Diluted
                                             ------------ -------------- ------------ --------------
Net income available for Class A common
  shareholders.............................. $    114,461 $      114,461 $    206,748 $      206,748
Minority interest (1).......................           --        159,337           --        291,965
                                             ------------ -------------- ------------ --------------
Net income for per share calculation........ $    114,461 $      273,798 $    206,748 $      498,713
                                             ============ ============== ============ ==============
Basic weighted average Class A common shares  414,463,440    414,463,440  411,525,404    411,525,404
Class A common shares issuable upon
  redemption of minority interest (1).......           --    587,967,661           --    592,895,118
Employee compensation related to Class A
  common shares.............................           --     25,111,051           --     22,432,155
Employee share purchase program related to
  Class A common shares.....................           --        448,790           --        118,650
                                             ------------ -------------- ------------ --------------
Weighted average Class A common shares......  414,463,440  1,027,990,942  411,525,404  1,026,971,327
                                             ============ ============== ============ ==============
Earnings per Class A common share........... $       0.28 $         0.27 $       0.50 $         0.49
                                             ============ ============== ============ ==============

--------
(1) Accenture Class A common shares issuable or exchangeable upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not held by Accenture.

   For periods ended on or prior to May 31, 2001, the Company operated as a series of related partnerships and corporations under the control of the partners. There is no single capital structure upon which to calculate historical earnings per share information. Accordingly, historical earnings per share information has only been presented for periods following the Company's transition to a corporate structure.

6.  RELATED PARTIES

   Amounts due to/due from related parties at August 31, 2001 and May 31, 2002 were primarily payable to/receivable from individuals who were partners of Accenture prior to May 31, 2001, in respect of pre-incorporation transactions.

7.  BUSINESS COMBINATIONS

   On February 28, 2002, Accenture increased its ownership interest in e-peopleserve Ltd., a human resource outsourcing business, from approximately 50 to 100 percent. The purchase price for the additional interest, including assumed liabilities, was $115 million primarily consisting of a $70 million cash payment and $35 million to be paid over a five-year period. The contract also includes an earn-out provision, which could result in up to $187 million of additional purchase price over a five-year period. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," resulted in a preliminary allocation of $96 million to non tax-deductible goodwill and $10 million to finite-lived intangibles. The pro forma effects on operations are not material.

                                 ACCENTURE LTD

    (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
                                  (Unaudited)


   On December 31, 2001, Accenture increased its ownership interest in Avanade, Inc. from approximately 50 percent to 78 percent. The purchase price for the additional interest was $81 million, of which $31 million represented 1,259,272 Class A common shares of Accenture Ltd and $50 million represented Accenture's interest in Avanade, Inc. shares repurchased by Avanade, Inc. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS 141, resulted in a preliminary allocation of $57 million to non tax-deductible goodwill and $4 million to finite-lived intangibles. The pro forma effects on operations are not material.

8.  SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

   On May 22, 2002, the Company issued an aggregate of approximately 72 million Class A common shares, of which (i) approximately 13 million shares were issued upon the redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares and (ii) approximately
59 million shares were issued and sold by the Company in a public offering of the Class A common shares. Accenture Ltd's net proceeds from the offering of $1,149 million are being used to acquire or redeem an aggregate of approximately 59 million Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares from certain partners and former partners who, for various reasons, did not participate directly in the secondary offering. Underwriting discounts of $30 million and other estimated expenses of $6 million were recouped from these partners and former partners.

   As a result of these transactions, Accenture Ltd's economic ownership interest in Accenture SCA increased from 42 percent to 48 percent with minority shareholders' interests correspondingly reduced. To give effect to these transactions, approximately 68 million of the newly issued Accenture Ltd Class A common shares were accounted for at carryover basis. This increased shareholders' equity by $73 million and reduced minority interest by $73 million.

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

9.  SHARE EMPLOYEE COMPENSATION TRUST

   On April 17, 2002, the Company's board of directors approved the creation of a share employee compensation trust ("SECT") and approved the contribution of up to $300 million to the SECT. The purpose of the SECT is to acquire Accenture Ltd Class A common shares to be used to fund equity-based awards for Accenture employees, including future Accenture partners. The SECT is a non-qualified grantor trust whose financial statements are consolidated with the Company's. Shares held by the SECT will be presented in the manner of treasury shares, as a reduction of shareholders' equity. On April 26, 2002, Accenture contributed $150 million to the SECT. During the nine months ended May 31, 2002, the SECT purchased approximately 2 million Accenture Ltd Class A common shares with an aggregate purchase price totaling $46 million. The remaining $104 million continues to be available to the SECT for share repurchases, and is segregated as restricted cash on the consolidated balance sheet at May 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our Combined and Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 31, 2002, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Amendment No. 2 to our Annual Report on Form 10-K/A.

   We use the terms "Accenture," "we," "our," and "us" in this report to refer to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to "2001" or "fiscal year 2001" means the 12-month period that ended on August 31, 2001. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

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

  .   Our engagements with clients may not be profitable.

  . If our affiliates or alliances do not succeed, we may not be successful in implementing our growth strategy.

  . Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

  . The consulting, technology and outsourcing markets are highly competitive, and we may not be able to compete effectively.

  . If we are unable to attract and retain employees in appropriate numbers, we will not be able to compete effectively and will not be able to grow our business.

  . Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate our partners and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

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

  . We may be named in lawsuits as a result of Arthur Andersen's current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen firms.

  . Negative publicity about Bermuda companies may lead to new tax legislation that could increase our tax burden and may affect our relationships with our clients.

  . We are registered in Bermuda, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

  . Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

   For a more detailed discussion of these factors, see the information under the heading "Business--Forward-Looking Statements and Certain Factors That May Affect our Business" in the reports and other documents that we have filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended August 31, 2001. We undertake no obligation to update or revise any forward-looking statements.

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

   Because we historically operated as a series of related partnerships and corporations under the control of our partners, our partners generally participated in profits, rather than received salaries. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by them. Following our transition to a corporate structure, operating expenses include partner compensation, which consists of salary, variable compensation and benefits. Similarly, in periods when we operated primarily in the form of partnerships, our partners paid income tax on their shares of the partnerships' income. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income. For purposes of comparing our results for fiscal periods ended on or prior to August 31, 2001 with our results for subsequent fiscal periods, we have included pro forma financial information below.

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

   In the first quarter of fiscal 2002 we made certain changes in the format of information presented to the chief executive officer. The most significant of these changes was the elimination of interest expense from the five operating groups' operating income and the elimination of interest credit from Other's operating income. In addition, the consolidated affiliated companies' revenue and operating income
(loss) results are included in the five operating groups' results rather than being reported in Other. Segment results for all periods presented have been revised to reflect these changes.

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

   On October 10, 2002, the Company announced that as a result of a calculation error it was revising downward previously reported Reimbursements and Reimbursable expenses by equal amounts for certain intercompany transactions that had not been eliminated. Previously reported 2001 Reimbursements and Reimbursable expenses have been reduced by $29,280, $93,148 and $107,572 in the first, second and third quarter, respectively. Previously reported 2002 Reimbursements and Reimbursable expenses have been reduced by $67,188, $81,665 and $83,147 in the first, second and third quarters, respectively. These adjustments had no effect on Revenues before reimbursements, Operating income, Net income or Earnings per share.

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

Gain (Loss) on Investments

   Gain (loss) on investments primarily represents gains and losses on the sales of marketable securities and writedowns on investments in securities. These fluctuate over time, are not predictable and may not recur. Beginning on September 1, 2000, they also include changes in the fair market value of equity holdings considered to be derivatives in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".

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

Minority Interest

   Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners have in our subsidiary Accenture SCA and the equity interest that some of our partners have in our subsidiary Accenture Canada Holdings Inc. See "Business--Accenture Organizational Structure" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The resulting net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd. Effective in January 2002, minority interest also includes immaterial amounts attributable to minority shareholders in our subsidiary, Avanade, Inc.

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

                                                              Three months ended Nine months ended
                                                               May 31,            May 31,
                                                              -----------------  ----------------
                                                              2001      2002     2001     2002
                                                              ----      ----     ----     ----
Revenues:
   Revenues before reimbursements............................  86%       89%      87%      89%
   Reimbursements............................................  14        11       13       11
                                                              ---       ---      ---      ---
       Revenues.............................................. 100       100      100      100
Operating expenses:
   Cost of services:*
       Cost of services before reimbursable expenses*........  46        52       45       53
       Reimbursable expenses.................................  14        11       13       11
                                                              ---       ---      ---      ---
       Cost of services*.....................................  60        63       58       64
   Sales and marketing*......................................   9        12        8       12
   General and administrative costs*.........................  11        11       11       12
   Reorganization and rebranding costs.......................  17        --        8       --
                                                              ---       ---      ---      ---
       Total operating expenses*.............................  97        87       85       88
Operating income (1)*........................................   3        13       15       12
Gain (loss) on investments, net.............................. n/m       n/m        2       (3)
Interest income.............................................. n/m       n/m        1      n/m
Interest expense............................................. n/m       n/m       (1)     n/m
Other income (expense)....................................... n/m       n/m      n/m      n/m
Equity in losses of affiliates............................... n/m       n/m       (1)     n/m
                                                              ---       ---      ---      ---
Income before taxes*.........................................   3        13       16        9
Provision for taxes..........................................   8         5        4        4
                                                              ---       ---      ---      ---
Income (loss) before minority interest and accounting change*  (5)        8       12        5
Minority interest............................................  --        (5)      --       (3)
                                                              ---       ---      ---      ---
Income (loss) before accounting change*......................  (5)        3       12        2
Cumulative effect of accounting change.......................  --        --        2       --
                                                              ---       ---      ---      ---
   Partnership income (loss) before partner distributions*...  (5)%               14%
                                                              ===                ===
   Net income................................................             3%                2%
                                                                        ===               ===

--------
n/m = not meaningful
 * Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.
(1) Operating income as a percentage of revenues before reimbursements was 4% and 15% for the three months ended May 31, 2001 and 2002, respectively and 17% and 14% for the nine months ended May 31, 2001 and 2002, respectively.

   We provide services through five operating groups. The following table provides unaudited financial information for each of these operating groups.

                                                                   Three Months Ended Nine Months Ended
                                                                       May 31,            May 31,
                                                                   -----------------  ---------------
                                                                    2001      2002     2001      2002
                                                                    ------   ------   ------   -------
-                                                                  (in millions, except percentages)
Revenues:
Communications & High Tech........................................ $  817    $  883   $2,492   $ 2,377
Financial Services................................................    766       646    2,230     2,026
Government........................................................    277       328      728       988
Products..........................................................    594       612    1,769     1,909
Resources.........................................................    494       507    1,429     1,573
Other.............................................................      5         5       18         9
                                                                    ------   ------   ------   -------
     Total revenues before reimbursements.........................  2,953     2,981    8,666     8,882
Reimbursements....................................................    458       370    1,245     1,138
                                                                    ------   ------   ------   -------
     Total........................................................ $3,411    $3,351   $9,911   $10,020
                                                                    ======   ======   ======   =======
Revenues as a percentage of total:
Communications & High Tech........................................    24 %      27 %     25 %      24 %
Financial Services................................................     23        19       23        20
Government........................................................      8        10        7        10
Products..........................................................     17        18       18        19
Resources.........................................................     14        15       14        16
Other.............................................................    n/m       n/m      n/m       n/m
                                                                    ------   ------   ------   -------
     Total revenues before reimbursements.........................     86        89       87        89
Reimbursements....................................................     14        11       13        11
                                                                    ------   ------   ------   -------
     Total........................................................   100 %     100 %    100 %     100 %
                                                                    ======   ======   ======   =======
Operating Income (Loss):
Communications & High Tech........................................ $    2    $   76   $  415   $   206
Financial Services................................................     53        95      488       252
Government........................................................     18        54       63       169
Products..........................................................     29       143      299       401
Resources.........................................................    n/m        68      196       211
Other.............................................................     14        (1)      17        (2)
                                                                    ------   ------   ------   -------
     Total........................................................ $  116    $  435   $1,478   $ 1,237
                                                                    ======   ======   ======   =======
Operating Income (Loss) as a percentage of total:
Communications & High Tech........................................     2 %      17 %     28 %      17 %
Financial Services................................................     45        22       33        20
Government........................................................     15        12        5        14
Products..........................................................     25        33       20        32
Resources.........................................................    n/m        16       13        17
Other.............................................................     13       n/m        1       n/m
                                                                    ------   ------   ------   -------
     Total........................................................   100 %     100 %    100 %     100 %
                                                                    ======   ======   ======   =======
Operating Income as a percentage of total revenues before
  reimbursements by operating group:
Communications & High Tech........................................    n/m%       9 %     17 %       9 %
Financial Services................................................      7        15       22        12
Government........................................................      6        16        9        17
Products..........................................................      5        23       17        21
Resources.........................................................    n/m        13       14        13
Other.............................................................    n/m       n/m      n/m       n/m
Operating Income as a percentage of revenues before reimbursements     4 %      15 %     17 %      14 %
                                                                    ======   ======   ======   =======
Operating Income as a percentage of revenues......................     3 %      13 %     15 %      12 %
                                                                    ======   ======   ======   =======

--------
n/m = not meaningful

Pro Forma Financial Information

   The following pro forma consolidated income statements for the three months ended May 31, 2001 and for the nine months ended May 31, 2001 are based on our historical financial statements.

   The pro forma consolidated income statements give effect to the following as if they occurred on September 1, 2000:

  .   the transactions related to our transition to a corporate structure;

  . compensation payments to employees who were partners prior to our transition to a corporate structure;

  .   provision for corporate income taxes; and

  .   Accenture Ltd's initial public offering in July 2001.

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

Pro Forma Consolidated Income Statement For the Three Months Ended May 31, 2001
                                  (Unaudited)

                                                                                      As adjusted   Pro forma as      % of
                                           As reported Adjustments      Pro forma     adjustments     adjusted      revenues
                                           ----------- -----------  --------------    ----------- --------------    --------
                                                    (in millions, except percentages and share and per share data)
Revenues:
   Revenues before reimbursements.........   $2,953       $  --     $        2,953       $ --     $        2,953       86%
   Reimbursements.........................      458          --                458         --                458       14
                                             ------       -----     --------------       ----     --------------      ---
      Revenues............................    3,411          --              3,411         --              3,411      100
Operating expenses:
   Cost of services:*
      Cost of services before
       reimbursable expenses*.............    1,566         166(a)           1,732         --              1,732       51
      Reimbursable expenses...............      458          --                458         --                458       14
                                             ------       -----     --------------       ----     --------------      ---
      Cost of services*...................    2,024         166              2,190         --              2,190       65
   Sales and marketing*...................      318          71(a)             389         --                389       11
   General and administrative costs*......      366          12(a)             378         --                378       11
   Reorganization and rebranding costs....      588        (495)(b)             93        (93)(g)             --      n/m
                                             ------       -----     --------------       ----     --------------      ---
   Total operating expenses*..............    3,296        (246)             3,050        (93)             2,957       87
                                             ------       -----     --------------       ----     --------------      ---
Operating income*.........................      115         246                361         93                454       13
Loss on investments, net..................       (9)         --                 (9)        --                 (9)     n/m
Interest income...........................       17          --                 17         --                 17      n/m
Interest expense..........................      (16)         (5)(c)            (21)        --                (21)      (1)
Other income (expense)....................       (3)         --                 (3)        --                 (3)     n/m
Equity in losses of affiliates............      (11)         --                (11)        --                (11)     n/m
                                             ------       -----     --------------       ----     --------------      ---
Income before taxes*......................       93         241                334         93                427       12
Provision for taxes.......................      284        (152)(d)            132         39(d)             171        5
                                             ------       -----     --------------       ----     --------------      ---
Income (loss) before minority interest and
 accounting change*.......................     (191)        393                202         54                256        7
Minority interest.........................       --        (118)(e)           (118)       (33)(e)           (151)      (4)
                                             ------       -----     --------------       ----     --------------      ---
Income (loss) before accounting change*...   $ (191)      $ 275     $           84       $ 21     $          105        3%
                                             ======       =====     ==============       ====     ==============      ===

Earnings per share:
   --basic................................                          $         0.20                $         0.25
                                                                    ==============                ==============
   --diluted..............................                          $         0.20                $         0.25
                                                                    ==============                ==============

Outstanding shares at August 31, 2001:
   --basic................................                            412,705,954 (f)               412,705,954 (f)
                                                                    ==============                ==============
   --diluted..............................                           1,008,163,290(f)              1,008,163,290(f)
                                                                    ==============                ==============

--------
n/m = not meaningful
* Historical information excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

Pro Forma Consolidated Income Statement for the Nine Months Ended May 31, 2001
                                  (Unaudited)

                                                                                    As adjusted    Pro forma as      % of
                                         As reported Adjustments      Pro forma     adjustments      adjusted      revenues
                                         ----------- -----------  --------------    -----------  --------------    --------
                                                   (in millions, except percentages and share and per share data)
Revenues:
   Revenues before reimbursements.......   $8,666       $  --     $        8,666       $  --     $        8,666       87%
   Reimbursements.......................    1,245          --              1,245          --              1,245       13
                                           ------       -----     --------------       -----     --------------      ---
      Revenues..........................    9,911          --              9,911          --              9,911      100

Operating expenses:
   Cost of services:*
      Cost of services
       beforereimbursable expenses*.....    4,509         725(a)           5,234          --              5,234       53
      Reimbursable expenses.............    1,245          --              1,245          --              1,245       13
                                           ------       -----     --------------       -----     --------------      ---
      Cost of services*.................    5,754         725              6,479          --              6,479       66
   Sales and marketing*.................      771         290(a)           1,061          --              1,061       11
   General and administrative costs*....    1,131          44(a)           1,175          --              1,175       12
   Reorganization and rebranding costs..      777        (508)(b)            269        (269)(g)             --       --
                                           ------       -----     --------------       -----     --------------      ---
   Total operating expenses*............    8,433         551              8,984        (269)             8,715       88
                                           ------       -----     --------------       -----     --------------      ---
Operating income*.......................    1,478        (551)               927         269              1,196       12
Gain on investments, net................      180          --                180          --                180        2
Interest income.........................       59          --                 59          --                 59        1
Interest expense........................      (26)        (15)(c)            (41)         --                (41)      (1)
Other income (expense)..................       21          --                 21          --                 21      n/m
Equity in losses of affiliates..........      (53)         --                (53)         --                (53)      (1)
                                           ------       -----     --------------       -----     --------------      ---
Income before taxes*....................    1,659        (566)             1,093         269              1,362       13
Provision for taxes.....................      420          16(d)             436         109(d)             545        5
                                           ------       -----     --------------       -----     --------------      ---
Income before minority interest
 andaccounting change*..................    1,239        (582)               657         160                817        8
Minority interest.......................       --        (387)(e)           (387)        (96)(e)           (483)      (5)
                                           ------       -----     --------------       -----     --------------      ---
Income before accounting change*........   $1,239       $(969)    $          270       $  64     $          334        3%
                                           ======       =====     ==============       =====     ==============      ===

Earnings per share:
   --basic..............................                          $         0.65                 $         0.81
                                                                  ==============                 ==============
   --diluted............................                          $         0.65                 $         0.81
                                                                  ==============                 ==============

Outstanding shares at August 31, 2001:
   --basic..............................                            412,705,954 (f)                412,705,954 (f)
                                                                  ==============                 ==============
   --diluted............................                           1,008,163,290(f)               1,008,163,290(f)
                                                                  ==============                 ==============

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

  Share issuances                                       Basic       Diluted
  ---------------                                    ----------- -------------
  Accenture Ltd Class A common shares............... 343,307,238   343,307,238
  Accenture SCA Class I common shares...............          --   587,296,594
  Accenture Canada Holdings Inc. exchangeable shares          --     8,160,742
  Restricted share units............................  69,398,716    69,398,716
                                                     ----------- -------------
  Weighted average shares outstanding............... 412,705,954 1,008,163,290

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

Revenues

   Revenues for the three months ended May 31, 2002 were $3,351 million, a decrease of $60 million, or 2%, from the three months ended May 31, 2001 due to lower reimbursements. Revenues before reimbursements for the three months ended May 31, 2002 of $2,981 million, increased by $28 million or 1% while reimbursements declined by $88 million or 19%, over the three months ended May 31, 2001 in U.S. dollars. Reimbursements were lower primarily due to reduced travel and other cost-containment measures as well as clients reducing or deferring expenditures for consulting services. In local currency terms, revenues before reimbursements for the three months ended May 31, 2002 grew by 3% over the three months ended May 31, 2001. Our revenues before reimbursements in Europe, the Middle East and Africa grew by 4% in U.S. dollars and 6% in local currency terms and revenues before reimbursements in the Americas remained constant in U.S. dollars while increasing 1% in local currency terms. Revenues before reimbursements in Asia/Pacific declined by 8% in U.S. dollars while local currency revenues declined 5%.

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

Operating Expenses

   Operating expenses in the three months ended May 31, 2002 were $2,916 million, a decrease of $380 million, or 12%, from the three months ended May 31, 2001 and a decrease as a percentage of revenues from 97% in the three months ended May 31, 2001 to 87% in the three months ended May 31, 2002. These decreases primarily resulted because 2001 operating expenses included $588 million for reorganization and rebranding costs to change our name to Accenture, while 2002 operating expenses did not. These reductions were partially offset by higher employee compensation costs following our transition to a corporate structure. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners' income, rather than compensation expense.

   Operating expenses for the three months ended May 31, 2002 decreased $41 million, or 1%, from the pro forma as adjusted operating expenses for the three months ended May 31, 2001 and remained constant as a percentage of revenues at 87%.

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

  Cost of Services

   Cost of services was $2,123 million in the three months ended May 31, 2002, an increase of $98 million, or 5%, over the three months ended May 31, 2001 and an increase as a percentage of revenues from 60% in the three months ended May 31, 2001 to 63% in the three months ended May 31, 2002. Cost of services before reimbursable expenses was $1,753 million in the three months ended May 31, 2002, an increase of $187 million, or 12%, over the three months ended May 31, 2001 and an increase as a percentage of revenues before reimbursements from 53% in the three months ended May 31, 2001 to 59% in the three months ended
May 31, 2002. These increases were primarily attributable to the exclusion of partner compensation in prior period results.

   Cost of services before reimbursable expenses for the three months ended May 31, 2002 increased $21 million, or 1%, over the pro forma as adjusted cost of services for the three months ended May 31, 2001 and increased as a percentage of revenues from 51% for the three months ended May 31, 2001 to 52% for the three months ended May 31, 2002. These increases largely reflect the impact of pricing pressures on revenue and higher compensation costs partly due to lower attrition at senior executive levels.

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

  General and Administrative Costs

   General and administrative costs were $379 million in the three months ended May 31, 2002, an increase of $13 million, or 4%, over the three months ended May 31, 2001 and remained constant as a percentage of revenues at 11%.

   General and administrative costs for the three months ended May 31, 2002 increased $1 million from the pro forma as adjusted general and administrative costs for the three months ended May 31, 2001, and remained constant as a percentage of revenues at 11%.

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

Revenues

   Revenues for the nine months ended May 31, 2002 were $10,020 million, an increase of $109 million, or 1%, over the nine months ended May 31, 2001. Revenues before reimbursements for the nine months ended May 31, 2002 were $8,882 million, an increase of $216 million, or 2%, over the nine months ended May 31, 2001 in U.S. dollars. In local currency terms, revenues before reimbursements in the nine months ended May 31, 2002 grew by 4% over the nine months ended May 31, 2001. Our revenues before reimbursements in Europe, the Middle East and Africa grew by 14% in both U.S. dollars and local currency terms, revenues before reimbursements in the Americas declined by 4% in U.S. dollars and 3% in local currency terms and revenues before reimbursements in Asia/Pacific declined by 6% in U.S. dollars and increased by 1% in local currency terms. Growth in transformational outsourcing revenues offset lower consulting revenues.

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

Operating Expenses

   Operating expenses in the nine months ended May 31, 2002 were $8,783 million, an increase of $349 million, or 4%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues from 85% in the nine months ended May 31, 2001 to 88% in the nine months ended May 31, 2002. These increases primarily resulted from higher employee compensation costs following our transition to a corporate structure. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners' income, rather than compensation expense.

   Operating expenses for the nine months ended May 31, 2002 increased $68 million, or 1%, over the pro forma as adjusted operating expenses for the nine months ended May 31, 2001, and remained constant as a percentage of revenues at 88%.

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

  Cost of Services

   Cost of services was $6,405 million in the nine months ended May 31, 2002, an increase of $650 million, or 11%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues from 58% in the nine months ended May 31, 2001 to 64% in the nine months ended May 31, 2002. Cost of services before reimbursable expenses was $5,267 million in the nine months ended May 31, 2002, an increase of $758 million, or 17%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues before reimbursements from 52% in the nine months ended May 31, 2001 to 59% in the nine months ended May 31, 2002. These increases were primarily attributable to the exclusion of partner compensation from the prior period results.

   Cost of services before reimbursable expenses for the nine months ended May 31, 2002 increased $33 million, 1% over the pro forma as adjusted cost of services before reimbursable expenses for the nine months ended May 31, 2001 remained constant as a percentage of revenues at 53%. The slowdown in the global economy has led us to redirect some of our resources to selling and marketing efforts in order to promote our business. However, these cost reductions were partially offset by higher employee compensation costs and severance costs.

  Sales and Marketing

   Sales and marketing expense was $1,173 million in the nine months ended May 31, 2002, an increase of $402 million, or 52%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues from 8% for the nine months ended May 31, 2001 to 12% in the nine months ended May 31, 2002. These increases were primarily due to the higher compensation expense following our transition to a corporate structure.

   Sales and marketing expense for the nine months ended May 31, 2002 increased $112 million, or 11%, over the pro forma as adjusted sales and marketing expense for the nine months ended May 31, 2001, and increased as a percentage of revenues from 11% in the nine months ended May 31, 2001 to 12% in the nine months ended May 31, 2002. The slowdown in the global economy which began in the second half of fiscal year 2001 led us to increase our selling and marketing efforts in order to promote our business.

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

   Operating income for the nine months ended May 31, 2002, increased $41 million, or 4%, over the pro forma as adjusted operating income for the nine months ended May 31, 2001 and remained constant as a percentage of revenues at 12%. Operating income also remained constant as a percentage of revenues before reimbursements at 14%.

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

Liquidity and Capital Resources

   We historically relied on cash flow from operations, partner capital contributions and bank credit facilities to satisfy our liquidity and capital requirements. However, each year a portion of the distributions we made to our partners was made on a deferred basis, which significantly strengthened our working capital and enabled us to limit our external borrowings. Since May 2001, our liquidity needs on a short-term and long-term basis have been satisfied by cash flows from operations, debt capacity under our credit facilities, and the net proceeds of Accenture Ltd's initial public offering in July 2001. We believe our short-term and long-term liquidity needs will continue to be met through cash flows from operations and debt capacity under the bilateral, uncommitted, unsecured multicurrency revolving credit facilities described below. In addition, we may need to raise additional funds through public or private debt or equity financings in order to:

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

   Because we historically deferred the distribution of a portion of our partners' current year earnings into the subsequent fiscal year, these earnings have been available for a period of time to meet liquidity and working capital requirements. At May 31, 2001, we reclassified the final distributable earnings from the capital accounts to current liabilities. Distribution to our partners of pre-incorporation earnings, net of partner receivables owed to Accenture, during the nine months ended May 31, 2002 was $765 million as compared with $1,950 million in the nine months ended May 31, 2001.

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

   During November 1999, we formed Accenture Technology Ventures to select, structure and manage a portfolio of equity investments. We made equity investments of $215 million and $57 million during the nine months ended May 31, 2001 and 2002, respectively. See "Critical Accounting Policies and Estimates--Valuation of Investments" for a discussion of our plans with respect to our investment portfolio.

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

   On April 17, 2002, Accenture Ltd's board of directors authorized the creation of a share employee compensation trust ("SECT") and approved the contribution of up to $300 million to the SECT. At May 31, 2002, Accenture had contributed $150 million to the SECT. The SECT has made repurchases of Accenture Ltd Class A common shares totaling $46 million as of May 31, 2002. The remaining $104 million continues to be available to the SECT for share repurchases, and is segregated as restricted cash on the consolidated balance sheet at May 31, 2002.

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

Obligations and Commitments

   As of May 31, 2002, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

                                             Payments due by period
                             ------------------------------------------------------
                                        Less than
Contractual Cash Obligations   Total     1 year   1-3 years 4-5 years After 5 years
---------------------------- ---------- --------- --------- --------- -------------
                                                 (in thousands)
   Long-term debt........... $    6,214 $  2,299  $  3,915  $     --   $       --
   Operating leases.........  2,668,685  194,086   384,260   355,668    1,734,671
   Andersen Worldwide (1)...    516,000  126,000   240,000   150,000           --
   Retirement obligations...    335,415   48,891    94,227    98,545       93,752

--------
(1) The contractual obligations are with Andersen Worldwide and/or its affiliates. In addition, we are obligated to provide up to $22,500 per year of services valued at then current retail billing rates for five years from 2001.

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

                                 Valuation of investments    August 31, Valuation of investments
                                 assuming indicated decrease    2001    assuming indicated increase
                                 --------------------------- ---------- -------------------------
                                  -30%      -20%     -10%    fair value  +10%       +20%     +30%
                                  -------  -------  -------  ---------- -------   -------- --------
                                                        (in thousands)
Marketable Equity Securities and
  Warrants Deemed Derivatives by
  SFAS 133...................... $60,618   $69,278  $77,937   $86,597   $95,257   $103,916 $112,576

                                 Valuation of investments     May 31,   Valuation of investments
                                 assuming indicated decrease    2002    assuming indicated increase
                                 --------------------------- ---------- -------------------------
                                  -30%      -20%     -10%    fair value  +10%       +20%     +30%
                                  -------  -------  -------  ---------- -------   -------- --------
                                                        (in thousands)
Marketable Equity Securities and
  Warrants Deemed Derivatives by
  SFAS 133...................... $45,115   $51,560  $58,005   $64,450   $70,895   $ 77,340 $ 83,785

Newly Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. Under the transition provisions of SFAS 142, goodwill acquired in business combinations for which the acquisition date is after June 30, 2001 are not to be amortized and are to be reviewed for impairment under existing standards. The entire goodwill balance of $153 million at May 31, 2002 related to acquisitions subsequent to June 30, 2001. We will be required to perform an initial review of goodwill as of September 1, 2002, and an annual impairment review thereafter. We do not expect adoption of SFAS 142 to materially affect our results of operations.

Part II.  Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Index:

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

                                       ACCENTURE LTD

                                       By: /S/  HARRY L. YOU
                                           -----------------------------------
                                           Name:  Harry L. You
                                           Title: Chief Financial Officer

                     CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Joe W. Forehand, Chief Executive Officer and Chairman of the Board of Accenture Ltd, certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q/A of Accenture Ltd (the "Registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

Dated: October 30, 2002

/S/  JOE W. FOREHAND
--------------------------------------
Chief Executive Officer and Chairman of the Board
  (principal executive officer)

                     CHIEF FINANCIAL OFFICER CERTIFICATION

I, Harry L. You, Chief Financial Officer of Accenture Ltd, certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q/A of Accenture Ltd (the "Registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

Dated: October 30, 2002

/S/  HARRY L. YOU
--------------------------------------
Chief Financial Officer
  (principal financial and accounting officer)