Form 10-K
period 2002-08-31
ACCENTURE LTD
filed 2002-11-08
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the common equity of the Registrant held by non-affiliates of the Registrant on October 29, 2002 was approximately $6.9 billion, based on the closing price of the Registrant’s Class A common shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $16.75 per share and on the par value of the Registrant’s Class X common shares, par value $0.0000225 per share.

The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of October 29, 2002 was 411,303,410 (which number does not include 28,122,237 issued shares held by subsidiaries of the Registrant). The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of October 29, 2002 was 524,094,456.

PART I

ITEM 1.     BUSINESS

Overview

Accenture is one of the world’s leading management consulting and technology services organizations. We had approximately $11.6 billion of revenues before reimbursements for the fiscal year ended August 31, 2002. As of August 31, 2002, we had more than 75,000 employees based in over 110 offices in 47 countries delivering to our clients a wide range of consulting, technology and outsourcing services. We operate globally with one common brand and business model designed to enable us to serve our clients on a consistent basis around the world. We work with clients of all sizes and have extensive relationships with the world’s leading companies and governments.

Our business consists of using our industry knowledge, our service offering expertise and our insight into and access to existing and emerging technologies to identify new business and technology trends and formulate and implement solutions for clients under demanding time constraints. We help clients around the world identify and enter new markets, increase revenues in existing markets and deliver their products and services more effectively and efficiently.

Management Consulting and Technology Services and Solutions

Our management consulting and technology services and solutions business is structured around five operating groups (formerly referred to as global market units), which together comprise 18 industry groups. Our industry focus enables our professionals to provide business and management consulting, technology and outsourcing services with an understanding of industry evolution, business issues and applicable technologies, and ultimately to deliver solutions tailored to each client’s industry. Two capability groups, Business Consulting and Technology & Outsourcing, support the operating groups and provide access to the full spectrum of business and information technology solutions. Our capability groups comprise service lines and solution units: service lines are responsible for developing our knowledge capital, world-class skills and innovative capabilities, and solution units — which are either Accenture affiliate companies or separate groups within Accenture — are responsible for creating, acquiring and managing certain key assets that are central to our delivery of innovative solutions to clients.

Client engagement teams typically consist of industry experts, service line and solution unit specialists, and professionals with local market knowledge. Our client teams are complemented by professionals in our delivery centers, part of our strategic delivery capability, who help us capture replicable components of methodologies and technologies to create tailored solutions for clients quickly, predictably and cost-effectively.

Operating Groups

The following table shows the organization of our five operating groups and their 18 industry groups.

Operating Groups

Communications & High Tech	Financial Services	Products	Resources	Government

• Communications • Electronics & High Tech • Media & Entertainment	• Banking • Capital Markets • Health Services • Insurance	• Automotive • Industrial Equipment • Pharmaceuticals & Medical Products • Retail & Consumer • Transportation & Travel Services	• Chemicals • Energy • Forest Products • Metals & Mining • Utilities	• Government

Communications & High Tech

We are a leading provider of management and technology consulting, business transformation outsourcing and new-business development services and solutions to the communications, high technology and media and entertainment industries. We offer services that help our clients exploit and stay ahead of major technology and industry trends, including mobile technology, enterprise services, advanced network optimization, systems integration services, customer care and workforce transformation, and we help our clients exploit the opportunities presented by the convergence of new technologies. We have also established research facilities that study how new technologies can be applied in new and innovative ways.

Our Communications & High Tech operating group comprises the following industry groups:

•
Communications.    Our Communications industry group serves many of the world’s leading wireline, wireless, cable and satellite communications companies. We provide a wide range of services designed to help our communications clients increase margins and market share, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles.

•
Electronics & High Tech.    Our Electronics & High Tech industry group serves the aerospace, defense, electronics, high technology and network communications industries. This industry group provides services in areas such as electronic commerce and strategy and supply chain management.

•
Media & Entertainment.    Our Media & Entertainment industry group serves entertainment (television, music and movie), print and publishing companies. Professionals in this industry group provide a wide array of services, including digital content solutions designed to help companies effectively manage and distribute content across numerous channels.

Financial Services

Our Financial Services operating group focuses on the growth opportunities created by our clients’ need to adapt to changing market conditions, including increased cost pressures, industry consolidation, regulatory changes, the creation of common industry standards and protocols, and the move to a more seamless and interconnected industry model. We help clients meet these challenges through a variety of offerings, including outsourcing strategies to increase cost efficiency and transform businesses, and customer-relationship-management initiatives that enable them to acquire new customers, retain profitable customers and improve their cross-selling capabilities.

Our Financial Services operating group comprises the following industry groups:

•
Banking.    Our Banking industry group works with traditional retail and commercial banks, diversified financial enterprises and a variety of niche players and innovators. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively, expand product and service offerings, comply with new regulatory initiatives, and leverage new technologies and distribution channels.

•
Capital Markets.    With a reinvention of the securities industry underway, our Capital Markets industry group helps investment banks, broker/dealers, asset management firms, depositories, clearing organizations and exchanges improve operational efficiency and transform their businesses to remain competitive.

•
Health Services.    Our Health Services industry group serves integrated health care providers, health insurers, managed care organizations, biotech and life sciences companies and policy-making authorities. We are helping our clients in the health plan and health insurance area in North America accelerate their business by connecting consumers, physicians and other stakeholders through electronic commerce. In Europe, we are helping create new connections between governments, physicians and insurers. As of September 1, 2002, we began transitioning the Health Services industry group to the Products operating group in recognition of the increasing synergy between the healthcare and pharmaceutical industries.

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

Products

Our Products operating group comprises the following industry groups: Automotive, Industrial Equipment, Pharmaceuticals & Medical Products, Retail & Consumer, and Transportation & Travel Services. As of September 1, 2002, we began transitioning the Health Services industry group to the Products operating group in recognition of the increasing synergy between the healthcare and pharmaceutical industries.

•
Automotive.    Our Automotive industry group works with auto manufacturers, suppliers, dealers, retailers and service providers. Professionals in this industry group help clients develop and implement solutions focused on customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

•
Industrial Equipment.    Our Industrial Equipment industry group serves the industrial and electrical equipment, construction, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiency by improving processes and leveraging technology. We also work with clients to generate value from strategic mergers and acquisitions. Our Industrial Equipment industry group also develops and deploys innovative solutions in the areas of channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•
Pharmaceuticals & Medical Products.    Our Pharmaceuticals & Medical Products industry group serves pharmaceuticals, biotechnology, medical products and other industry-related companies. With knowledge in discovery, development, manufacturing, supply chain, and sales and marketing issues, we help companies identify and exploit opportunities for value creation, such as reducing the time it takes to develop and deliver new drugs to market through process improvements and implementation of technology. Our Pharmaceuticals & Medical Products industry group also helps clients integrate new discovery technologies, realize the potential of genomics and biotechnology, become more patient-centric and create new business models that deliver medical breakthroughs more rapidly.

•
Retail & Consumer.    Our Retail & Consumer industry group serves a wide spectrum of retailers and consumer goods companies, including supermarkets, specialty premium retailers and large mass-merchandise discounters, as well as food, beverage, tobacco, household products, cosmetics and apparel companies. This industry group adds value to companies through innovative service offerings that address, among other things, new ways of reaching the retail trade and consumers through precision consumer marketing, maximizing brand synergies and cost reductions in mergers and acquisitions, improving supply chain efficiencies through collaborative commerce business models, and enhancing the efficiency of their internal operations.

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

Resources

Our Resources operating group serves the energy, chemicals, utilities, metals, mining, forest products and related industries. With market conditions driving energy companies to seek new ways of creating value for shareholders, deregulation fundamentally reforming the utilities industry and yielding cross-border opportunities, and an intensive focus on productivity and portfolio management in the chemicals industry, we are working with clients to create innovative solutions that are designed to help them differentiate themselves in the marketplace and gain competitive advantage.

Our Resources operating group comprises the following industry groups:

•
Chemicals.    Our Chemicals industry group has significant resources in Europe, Asia, Japan and the Americas and works with a wide cross-section of industry segments, including specialty chemicals, industrial chemicals, polymers and plastics, gases and life science companies. We also have long-term operations contracts with many of the industry leaders.

•
Energy.    Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream and oil services companies. We help clients create cross-industry synergies and operational efficiencies through our multi-client outsourcing centers, forge alliances to advance integrated industry solutions, build and enhance trading and risk management operations, and exploit new business technologies.

•
Forest Products.    The Forest Products industry group helps our clients in the pulp and paper business achieve improvements in business performance. We also help our Forest Products clients use electronic commerce and the Internet to drive incremental value.

•
Metals & Mining.    Our Metals & Mining industry group serves metals industry companies located in the world’s key mining regions, including North America, Latin America, South Africa, Australia and South East Asia, working with clients in areas such as electronic commerce, including procurement, supply-chain management and customer service.

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

Government

As the world’s largest employers, governments face the challenge of improving the efficiency of their service delivery by creating new citizen-centric business models that harness the power of new technologies. Our Government operating group works with government agencies in 22 countries, helping them transform to meet the demands of citizens and businesses. We typically work with defense, revenue, human services, justice, postal, education and electoral authorities, and our clients typically are national, provincial or state-level government organizations, and to a lesser extent, cities and other local governments.

We advise on, implement and in some cases operate government services, enabling our clients to use their resources more efficiently and to deliver citizen-centric services. We are also working with clients to transform their back-office operations, build Web interfaces and enable services to be delivered over the Internet. And, as governments are pressed to do more with less, Accenture is introducing innovative contract models from the private sector that are becoming increasingly popular with governments.

Capability Groups

Our two capability groups, Business Consulting and Technology & Outsourcing, are the innovation engines through which we develop and deliver a full spectrum of services and solutions that address business opportunities and challenges common across industries. Together, our two capability groups comprise eight service lines and five solution units. Our service lines are responsible for developing our knowledge capital, world-class skills and innovative capabilities. As of August 31, 2002, more than 8,000 Accenture professionals were dedicated full-time to specific service lines, helping to develop knowledge and assets for clients across all of the industries we serve. These subject matter experts complement the approximately 54,000 professionals working within our operating groups who apply their knowledge of specific service lines to clients within specific industry groups.

Through our solution units we develop asset-based scalable solutions that can be offered to multiple clients, often incorporating the capabilities of our service lines, alliance partners and affiliates. Our solution units, which are either Accenture affiliate companies or separate groups within Accenture, are responsible for creating, acquiring and managing key assets that are central to our delivery of innovative solutions to clients. The five solution units within the capability groups serve clients across multiple industries. We also have solution units that are dedicated to specific industries; these are managed through the respective operating groups.

Business Consulting Capability Group

Our Business Consulting capability group comprises five service lines and three solution units. The five Business Consulting service lines are Strategy & Business Architecture, Customer Relationship Management, Supply Chain Management, Human Performance and Finance & Performance Management. Our three Business Consulting solution units are Accenture HR Services, Accenture Learning Solutions and Accenture Finance Solutions.

Strategy & Business Architecture

The professionals within our Strategy & Business Architecture service line work with individuals at the highest levels of our clients’ organizations on their most crucial strategy and information technology issues. To help clients unlock new sources of value, we provide a wide array of strategic planning and design services and advise clients on significant decisions relating to corporate governance, post-merger and acquisition integration, information technology organization and governance, marketing strategy and other transformational issues. In addition, our professionals analyze current and emerging market trends to help clients identify new business opportunities.

Customer Relationship Management

Professionals in our Customer Relationship Management service line help companies increase the value of their customer relationships and enhance the economic value of their brands to acquire new customers and retain existing ones. We offer a full range of capabilities that have positioned us as a pioneer in the reinvention of marketing and customer relationship management. These include proprietary approaches to improving the return on marketing investments, innovative methods for uncovering insight into customers’ purchasing preferences and habits and tailoring products and services based on that insight, and sophisticated techniques for integrating information so that it is available to customers at any point of interaction. Together with our alliance partners, we bring in-depth skills to our clients, helping them create superior customer experiences and enhance the value of their customer relationships.

Supply Chain Management

We help clients gain competitive advantage by working with them to optimize their supply chains and build networks to facilitate collaboration with suppliers and business partners. Professionals in our Supply Chain Management service line are dedicated to developing innovative approaches to solve supply chain problems across a broad range of industries. This includes designing more-efficient procurement processes, optimizing product planning, strengthening supplier relationships, and streamlining product development cycles. In addition, our Supply Chain Management service line uses its expertise in areas such as strategic sourcing, manufacturing strategy and operations, and logistics to provide strategic advice and technology solutions that leverage the Web for procurement, fulfillment and product design.

Human Performance

The professionals in our Human Performance service line help our clients solve human performance issues that are crucial to their operational success, including recruiting and motivating key employees and management. Our integrated approach provides human resources, knowledge management, learning and performance management solutions that increase the efficiency and effectiveness of our clients’ employees and operations, while reducing recruiting and training costs. Professionals in our Human Performance service line, who work closely with professionals in the Accenture Learning Solutions and

Accenture HR Services solution units, help companies and governments reduce employees’ time to competency, increase knowledge retention, lower the costs of administering complex training content, and manage multiple learning delivery vehicles and vendors.

Finance & Performance Management

The professionals in our Finance & Performance Management service line work with our clients’ key financial managers, including chief financial officers, treasurers and controllers, to support management of and reporting by finance departments. Among the services we provide are strategic consulting with regard to the design and structure of the finance function, particularly post-merger or acquisition, and the establishment of shared service centers for streamlining transaction processing. Our professionals, who often leverage the resources of Accenture Finance Solutions, work with financial executives to develop and implement solutions that help them align their companies’ investments with their business objectives, use the Internet to manage the treasury functions, and establish security around the exchange of information to reporting institutions. Our services also address pricing and yield management, billing, credit, lending and debt recovery.

Accenture HR Services (formerly e-peopleserve)

Launched in August 2000 as an Accenture affiliate, our Accenture HR Services solution unit is a provider of outsourced human resources services, which it delivers through self-service tools such as Web-based technology, Accenture HR Services’ network of resources service centers, and counseling from skilled caseworkers. Often working closely with professionals in our Human Performance service line and in Accenture Learning Solutions, Accenture HR Services offers efficient, secure, integrated human resources services across the employee lifecycle, from recruitment and payroll to pensions, providing large organizations with more efficient and effective human resources management systems.

Accenture Learning Solutions

Accenture Learning Solutions draws on Accenture’s extensive experience with enterprise-wide workforce performance transformation, including the capabilities of professionals in our Human Performance service line and Accenture HR Services solutions unit; the strength of our business processing outsourcing capabilities; our internal training and knowledge management solution, myLearning; and the expertise of our Indeliq affiliate, which develops scalable performance simulation electronic learning applications. Professionals in this solution unit work with companies and governments to provide outsourced transformational learning solutions that reduce employees’ time to competency, increase knowledge retention, lower the costs of administering complex training content, and manage multiple learning delivery vehicles and vendors.

Accenture Finance Solutions

Accenture Finance Solutions provides outsourced financial management services to help clients streamline financial management, improve working capital and cash flow, and deliver permanent cost savings from operational activities. Professionals in this solution unit, who work closely with the professionals in our Finance & Performance Management service line, provide finance operations, applications management, financial accounting and management reporting services, helping clients transform their finance organizations from internal cost centers to client-focused service providers. We also leverage our global network of Accenture delivery centers to bring our high-volume transaction processing capabilities and extensive experience in financial shared services to enhance clients’ service capabilities.

Technology & Outsourcing Capability Group

Our Technology & Outsourcing capability group comprises three service lines and two solution units and also manages our more than 100 alliances with technology companies. The three Technology & Outsourcing service lines are Technology Research & Innovation, Solutions Engineering and Solutions Operations. Our Technology & Outsourcing solution units are Avanade and Accenture Technology Infrastructure Services.

Technology Research & Innovation

Professionals in our Technology Research & Innovation service line research, invent and commercialize cutting-edge business solutions using new and emerging technologies. We continually identify and dedicate significant resources to the new technologies that we believe will be drivers of our clients’ growth and sources of first-mover advantage by enabling clients to be first to market with a unique capability or service offering. The Technology Research & Innovation service line includes Accenture Technology Labs, a dedicated technology R&D organization within Accenture.

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

Solutions Operations

Our Solutions Operations service line provides a range of outsourcing solutions for managing technology infrastructure, applications and business processes. This service line is also our primary source of strategy and capability for executing initiatives in transformational outsourcing, which is the term we coined to describe Accenture’s combination of outsourcing, consulting and other capabilities to help clients improve key business functions and achieve significant, sustainable improvements in enterprise-level performance. We are differentiated in our delivery of outsourcing services through our creation of solutions that help transform the way industries work and our ability to combine industry, technology and functional expertise with outsourcing capabilities. In addition, we are expanding our outsourcing capabilities through a variety of shared-service solutions, including customer information, billing systems, information technology services, supply chain management and human resources administration.

Avanade

Our Avanade solution unit, which is also an Accenture affiliate, focuses on large-scale technology integration surrounding Microsoft’s enterprise platform. Combining Microsoft’s understanding of operating platforms and technologies with our experience in delivering solutions to our clients, Avanade capitalizes on the advanced capabilities of the Microsoft Windows and .NET platforms to build customized, scalable solutions for complex electronic business and enterprise infrastructure. With development centers in Europe, Asia-Pacific and the Americas, Avanade delivers secure, reliable, scalable Microsoft-based solutions to help large global companies optimize their technology investments.

Accenture Technology Infrastructure Services

Our Accenture Technology Infrastructure Services solution unit combines Accenture-owned and -operated capabilities with select products and services from our preferred supplier network to design, develop and deliver an end-to-end set of IT infrastructure services. The solution unit utilizes a global network of delivery assets and capabilities to enable Accenture’s transformational outsourcing strategy.

Alliances

Alliances are central to our strategy, our client service business, and the way we deliver value to our clients. We have more than 100 alliances with established and early-stage technology companies whose capabilities complement our own, either by enhancing a service offering, delivering a new technology, or helping us extend our services to new geographies. By combining our alliance partners’ products and services together with our own capabilities and expertise, we create innovative, high-value business solutions for our clients.

Due to the highly focused nature of these business relationships, some alliances are specifically aligned with one of our eight service lines, adding skills, technology and insights that are applicable across many of the industries we serve. Other alliances extend and enhance our offerings specific to a single industry group. Our alliances help us to deliver innovative solutions far faster than we — or any other company — could do alone.

Almost all of our alliances are non-exclusive. While individually none of our alliances is material to our business, overall our alliance relationships generate revenue for us, primarily in the form of consulting services to implement the alliance-based business solutions.

Strategic Delivery Capability

Our global strategic delivery approach emphasizes quality, reduced risk, speed to market and predictability. Our ultimate goal is to deliver to clients price-competitive solutions and services that create value. One of our key strengths is our ability to create and capture replicable components of methodologies and technologies, which we can customize to create tailored solutions for our clients in a cost-effective manner and under demanding time constraints. Our global network of delivery centers —facilities where teams of Accenture professionals use proven methodologies and existing assets to create business solutions for clients — enhances our ability to capitalize on our vast array of methodologies, tools and technology to deliver value to our clients. Client teams use these centers to complete comprehensive, effective and customized implementations in less time than would be required to develop solutions from the ground up. Our delivery centers improve the efficiency of our engagement teams through the reuse of solution designs, infrastructure and software, and by leveraging the experience of delivery center professionals. Reuse also increases solution longevity and reduces technology risks and application maintenance.

Affiliates

We may form a new business, sometimes with one or more third parties, to develop a capability that we do not already possess. We call these businesses affiliates. If an affiliate provides a service or solution across many industries, it serves as a solution unit or part of a solution unit within one of our capability groups. If an affiliate provides a service or solution specific to only one industry, it may serve as a solution unit within one of our operating groups. These entities can rapidly advance a particular opportunity by building upon our global platform of clients, professionals and business expertise. Our affiliates include Avanade, Accenture HR Services, Imagine Broadband, Indeliq and Navitaire. Avanade

focuses on large-scale technology integration surrounding Microsoft’s enterprise platform. Accenture HR Services (formerly e-peopleserve) is a provider of outsourced human resources services. Imagine Broadband provides interactive broadband solutions and platform implementation to cable, satellite and telecommunications network operators worldwide. Indeliq develops scalable performance simulation electronic learning applications based on our patents and technology, which we contributed to the company. Navitaire provides airlines with reservations, ticketing and revenue management services.

Avanade, Accenture HR Services, Imagine Broadband, Indeliq and Navitaire are consolidated in our financial statements and headcount. Individually none of our affiliates is material to our business.

Research and Innovation

We are committed to developing leading-edge ideas. We believe that research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research to help create, commercialize and disseminate innovative business strategies and technology. Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. We spent $252 million, $271 million and $235 million on research and development in fiscal years 2000, 2001 and 2002, respectively, primarily through our operating groups and our capability groups to develop market-ready solutions for our clients. We also promote the creation of knowledge capital and thought leadership through the Accenture Technology Labs and the Accenture Institute for Strategic Change.

Accenture Organizational Structure

Accenture Ltd is a Bermuda holding company with no material assets other than Class I and Class II common shares in Accenture SCA. Accenture Ltd’s only business is to hold these shares and to act as the sole general partner of Accenture SCA. Accenture Ltd owns a majority voting interest in Accenture SCA. As the general partner of Accenture SCA and as a result of Accenture Ltd’s majority voting interest in Accenture SCA, Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements. Accenture operates its business through subsidiaries of Accenture SCA. Accenture SCA reimburses Accenture Ltd for its expenses but does not pay Accenture Ltd any fees.

Prior to our transition to a corporate structure in fiscal 2001, we operated as a series of related partnerships and corporations under the control of our partners. In connection with our transition to a corporate structure, our partners generally exchanged all of their interests in these partnerships and corporations for Accenture Ltd Class A common shares or, in the case of partners in certain countries, Accenture SCA Class I common shares or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA. Generally, partners who received Accenture SCA Class I common shares or Accenture Canada Holdings exchangeable shares also received a corresponding number of Accenture Ltd Class X common shares which entitle their holders to vote at Accenture Ltd shareholders’ meetings but do not carry any economic rights.

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

Subject to contractual transfer restrictions, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at any time at a redemption price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the redemption. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. In addition, each of our partners in the United States, Australia and Norway has agreed that we may cause that partner to exchange that partner’s Accenture SCA Class I common shares for Accenture Ltd Class A common shares on a one-for-one basis if Accenture Ltd holds more than 40% of the issued share capital of Accenture SCA and we receive a satisfactory opinion from counsel or a professional tax advisor that such exchange should be without tax cost to that partner. This one-for-one redemption price and exchange ratio will be adjusted if Accenture Ltd holds more than a de minimis amount of assets (other than its interest in Accenture SCA and assets it holds only transiently prior to contributing them to Accenture SCA) or incurs more than a de minimis amount of liabilities (other than liabilities for which Accenture SCA has a corresponding liability to Accenture Ltd). We have been advised by our legal advisors in Luxembourg that there is no relevant legal precedent in Luxembourg quantifying or defining the term “de minimis.” In the event that a question arises in this regard, we expect that management will interpret “de minimis” in light of the facts and circumstances existing at the time in question. Accenture Ltd does not intend to hold any material assets other than its interest in Accenture SCA or to incur any material liabilities such that this one-for-one redemption price and exchange ratio would require adjustment and will disclose any change in its intentions that could affect this ratio. In order to maintain Accenture Ltd’s economic interest in Accenture SCA, Accenture Ltd will acquire additional Accenture SCA common shares each time it issues additional Accenture Ltd Class A common shares.

Holders of Accenture Canada Holdings exchangeable shares may exchange their shares for Accenture Ltd Class A common shares at any time on a one-for-one basis. Accenture may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings entitles its holder to receive distributions equal to any distributions to which an Accenture Ltd Class A common share entitles its holder.

Accenture Ltd may, at its option, redeem any Class X common share for a redemption price equal to the par value of the Class X common share, or $0.0000225 per share. Accenture Ltd may not, however, redeem any Class X common share of a holder if such redemption would reduce the number of Class X common shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings exchangeable shares held by that holder, as the case may be. Accenture Ltd will redeem Accenture Ltd Class X common shares upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares outstanding.

We use the term “partner” to refer to the executive employees of Accenture with the “partner” title.

Employees

Our most important asset is our people. We are deeply committed to the long-term development of our employees. Each professional receives extensive and focused technical and managerial skills development training throughout his or her career with us. We seek to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance review system and a competitive compensation philosophy that reward individual performance and teamwork. We strive to maintain a work environment that reinforces our partnership culture and the collaboration, motivation, alignment of interests and sense of ownership and reward that this partnership culture has fostered.

As of August 31, 2002, we had more than 75,000 employees worldwide, including employees of our consolidated affiliates. Approximately 2,600 of our more than 75,000 employees are partners.

Competition

We operate in a highly competitive and rapidly changing global market and compete with a variety of organizations that offer services similar to those that we offer. Our clients typically retain us on a non-exclusive basis. In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide. Our competitors include consulting and other professional services firms; information technology services providers, including providers of outsourcing services; application service providers; and professional services groups of packaged software vendors, resellers and computer equipment companies.

Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governmental organizations and other large enterprises. There is an increasing number of professional services firms seeking consulting engagements with these organizations. We believe that the principal competitive factors in the consulting industry in which we operate include:

•	skills and capabilities of people;

•	reputation and client references;

•	price;

•	scope of services;

•	service delivery approach;

•	technical and industry expertise;

•	perceived ability to add value;

•	quality of services and solutions;

•	focus on achieving results on a timely basis;

•	availability of appropriate resources; and

•	global reach and scale.

Intellectual Property

Our success has resulted in part from our proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements as well as upon trade secret, copyright, patent and trademark laws to protect our intellectual property rights and rights of third parties from whom we license intellectual property. We have promulgated policies related to confidentiality and ownership and to the use and protection of Accenture’s and third parties’ intellectual property, and we also enter into agreements with our employees as appropriate.

We recognize the value of intellectual property in the new marketplace and vigorously create, harvest and protect our intellectual property. We have approximately 1,000 patent applications currently pending in the United States and other jurisdictions and have been issued 68 U.S. patents and 21 non-U.S. patents in, among others, the following areas: goal-based educational simulation, virtual call centers, hybrid telecommunications networks, development architecture frameworks, emotion-based voice processing, mobile communications networks, location-based information filtering, and computerized multimedia asset systems. We will continue to vigorously identify, create, harvest and protect our intellectual property.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under the section entitled “Risk Factors.”

Risk Factors

Risks That Relate to Our Business

Should the current significant economic downturn continue to affect our clients, it could have a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the levels of economic activity in the industries and markets that they serve. In addition, our business tends to lag behind economic cycles in an industry. As a result of the continuing difficult economic environment, some clients have reduced or deferred expenditures for consulting services and we have also experienced increasing pricing pressure over the last year, which has eroded our revenues. Should the significant economic downturn continue to affect the levels of business activity of our clients, it could continue to adversely affect our revenues. Further deterioration of global economic or political conditions could increase these effects.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

Our success depends, in part, on our ability to develop and implement management and technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

Our business is also dependent, in part, upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. The growth in the use of technology slows down in a challenging economic environment, such as the one we are experiencing now. There is currently no new technology wave to stimulate spending. Use of new technology for commerce generally requires the understanding and acceptance of a new way of conducting business and exchanging information. Companies that have already invested substantial resources in traditional means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new approach that may make some of their existing personnel, processes and infrastructure obsolete.

We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

As a professional services firm, we depend to a large extent on our relationships with our clients and our reputation for high-caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we employ, it may be more damaging in our business than in other businesses. Moreover, if we fail to meet our contractual obligations or fail to disclose our financial or other arrangements with our alliance partners, we could be subject to legal liability or loss of client relationships. Our exposure to legal liability may be increased in the case of business transformation outsourcing contracts in which we become more involved in our clients’ operations. Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the solutions we develop, but these provisions may not protect us or may not be enforceable in all cases.

Our services or solutions may infringe upon the intellectual property rights of others.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services or solutions. Historically in our contracts, we have generally agreed to indemnify our clients for any expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities may be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We may not be able to enter into these royalty or licensing arrangements on acceptable terms. Depending on the circumstances, we may be required to grant a specific client greater rights in intellectual property developed in connection with an engagement than we otherwise do, in which case we seek to cross license the use of the intellectual property. However, in very limited situations, we forego rights to the use of intellectual property we help create and in these cases, this limits our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Our engagements with clients may not be profitable.

Unexpected costs or delays could make our contracts unprofitable. While we have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types, the risks associated with all of these types of contracts are often similar. When making proposals for engagements, we estimate the costs and timing for completing the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies and professionals as we plan to deploy them on projects. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

Under many of our contracts the payment of some or all of our fees is conditioned upon our performance.    We have been moving away from contracts that are priced solely on a time-and-materials basis toward contracts that also include incentives related to factors such as costs incurred, benefits produced, goals attained and adherence to schedule. For example, we are entering into an increasing number of business transformation outsourcing contracts under which payment of all or a portion of our fees is contingent upon our clients meeting cost-saving or other contractually defined goals. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition some or all of our fees on our ability to deliver defined goals. Our failure to meet contractually defined goals or a client’s expectations in any type of contract may result in an unprofitable engagement.

Our contracts can be terminated by our clients with short notice.    Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. A majority of our consulting engagements are less than twelve months in duration. While our accounting systems identify the duration of our engagements, these systems do not track whether contracts can be terminated upon short notice and without penalty. However, we estimate that the majority of our contracts can be terminated by our clients with short notice and without significant penalty. The advance notice of termination required for contracts of shorter duration and lower revenue is typically 30 days. Longer-term, larger and more complex contracts generally require a longer notice period for termination and may include an early termination charge to be paid to us. Additionally, large client projects involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

We may fail to collect amounts extended to clients.    In limited circumstances we extend financing to our clients, which we may fail to collect. A client must meet established criteria to receive financing, and any significant extension of credit requires approval by senior levels of our management. We had extended $265 million of financing as of August 31, 2002.

If our affiliates or alliances do not succeed, we may not be successful in implementing our growth strategy.

We have committed a substantial amount of time and financial resources to our affiliates and our relationships with our alliance partners, and we plan to commit substantial additional financial resources in the future. The benefits we anticipate from these relationships are an important component of our growth strategy. If these relationships do not succeed, we may fail to obtain the benefits we hope to derive or lose the financial resources we have committed. Similarly, we may be adversely affected by the failure of one or more of our affiliates or alliances, which could lead to reduced marketing exposure, diminished sales and a decreased ability to develop and gain access to solutions. Moreover, because most of our alliance relationships are non-exclusive, our alliance partners are able to form closer or preferred arrangements with our competitors. Poor performance or failures of our affiliates or alliances could have a material and adverse impact on our growth strategy, which, in turn, could adversely affect our financial condition and results of operations.

Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

We have offices in 47 countries around the world. In fiscal 2002, approximately 50% of our revenues before reimbursements were attributable to our activities in the Americas, 43% were attributable to our activities in Europe, the Middle East and Africa, and 7% were attributable to our activities in the Asia/Pacific region. As a result, we are subject to a number of risks, including:

•	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	multiple and possibly overlapping and conflicting tax laws;

•	restrictions on the movement of cash;

•	the burdens of complying with a wide variety of national and local laws;

•	political instability;

•	currency fluctuations;

•	longer payment cycles;

•	restrictions on the import and export of certain technologies;

•	price controls or restrictions on exchange of foreign currencies; and

•	trade barriers.

The consulting, technology and outsourcing markets are highly competitive, and we may not be able to compete effectively.

The consulting, technology and outsourcing markets in which we operate include a large number of participants and are highly competitive. Our primary competitors include:

•	consulting and other professional services firms;

•	information technology services providers, including providers of outsourcing services;

•	application service providers; and

•	professional services groups of packaged software vendors, resellers and computer equipment companies.

In addition, a client may choose to use its own resources, rather than engage an outside firm, for the types of services we provide.

Our marketplace is experiencing rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. In addition, one or more of our competitors may develop and implement methodologies which result in superior productivity and price reductions without adversely affecting the competitors’ profit margins. Many of our competitors are taking greater advantage of the lower labor costs in certain countries to allow them to reduce prices. Any of these circumstances may impose additional pricing pressure on us, which would have an adverse effect on our revenues and profit margin.

If we are unable to attract and retain employees in appropriate numbers, we will not be able to compete effectively and will not be able to grow our business.

Our success and ability to grow are dependent, in part, on our ability to hire and retain large numbers of talented people. The inability to attract qualified employees in sufficient numbers to meet demand or the loss of a significant number of our employees could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

We regularly benchmark our employee compensation to the marketplace in all countries in which we operate. We make annual adjustments to remain competitive based on the individual markets and the demand for top talent. We also adjust compensation levels within some of our larger countries, such as the United States and the United Kingdom, to reflect different labor pools. In some cases these increases are greater than the general rate of inflation due to other market forces, including the demand for technical talent. To attract and retain the number of employees we need to grow our business, we may have to increase our compensation levels in the future. This would adversely affect our operating margins.

Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate our partners and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

We face additional retention risk because of our transition to a corporate structure in fiscal 2001. Our partners at the time of our transition to a corporate structure received our equity in lieu of the interests in the partnerships and corporations that they previously held. Each of these partners, on average, received approximately 329,000 Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings exchangeable shares (with a value of approximately $5,510,750, at an assumed price per share of $16.75), and the median number of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings exchangeable shares received by each of these partners was approximately 355,000 (with a value of approximately $5,946,250, at an assumed price per share of $16.75). Their ownership of this equity is not dependent upon their continued employment. In addition, in connection with our transition to a corporate structure, our partners accepted significant reductions in their cash compensation. The substitution of equity, equity-based incentives and other employee benefits in lieu of higher cash compensation may not be sufficient to retain and motivate these individuals in the near or long term. There is no guarantee that the non-competition agreements we have entered into with our partners are sufficiently broad to prevent them from leaving us for our competitors or other opportunities or that these agreements will be enforceable in all cases.

In connection with our initial public offering and our transition to a corporate structure in fiscal 2001, our non-partner employees also received equity-based incentives. These incentives to attract, retain and motivate employees may not be as effective as the opportunity, which existed prior to our transition to a corporate structure, to hold a partnership interest in Accenture. If these incentives and others adopted from time to time are not as effective, our ability to hire, retain and motivate skilled professionals will suffer.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions may offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce our intellectual property rights.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

Our profit margin, and therefore our profitability, is largely a function of the rates we are able to recover for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals without corresponding cost reductions, our profit margin and our profitability will suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors;

•	the use of globally sourced, lower-cost service delivery capabilities within our industry; and

•	general economic conditions.

Our utilization rates are also affected by a number of factors, including:

•	seasonal trends, primarily as a result of our hiring cycle and holiday and summer vacations;

•	our ability to transition employees from completed projects to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in the appropriate areas of our workforce; and

•	our ability to manage attrition.

Our profitability is also a function of our ability to control our costs and improve our efficiency. Our short-term cost-reduction initiatives, which focus primarily on reducing variable costs, may not be capable of reacting to all pressures on our pricing and utilization rates. Our long-term cost-reduction initiatives, which focus on global reductions in infrastructure and other costs, rely upon our successful introduction and coordination of multiple geographic and competency workforces and a growing number of geographically distributed solution centers. As we increase the number of our professionals and execute our strategies for growth, we may not be able to manage a significantly larger and more diverse workforce, control our costs or improve our efficiency.

The current significant economic downturn continues to generate pricing pressures from our clients and our competitors that could result in permanent changes in pricing policies and delivery capabilities and expectations in certain sectors of the marketplace in which we compete. Consequently, current and future cost-reduction initiatives may not be sufficient to maintain our profit margins.

Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The factors that are likely to cause these variations are:

•	seasonality;

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the timing and extent of gains and losses on our portfolio of investments;

•	the timing of revenue or income or loss from affiliates;

•	our ability to transition employees quickly from completed projects to new engagements;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs and support-services costs;

•	costs related to possible acquisitions of other businesses;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition; and

•	global economic and political conditions and related risks, including acts of terrorism.

We may be named in lawsuits as a result of Arthur Andersen’s current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen firms.

We may be named as a defendant in lawsuits arising from audits or other services provided by Arthur Andersen firms for Enron Corporation or other companies as a result of concerns of the plaintiffs as to the current legal and financial situation of Arthur Andersen firms. Such actions would be based on misconceptions about the nature of our past relationship with Arthur Andersen LLP and the other Arthur Andersen firms. We may be more likely to be named in these lawsuits if Arthur Andersen firms are, or are perceived to be, unable to satisfy judgments against them for any reason. If commenced, litigation of this nature, particularly given the public and media attention focused on the Enron and Arthur Andersen situations, could divert management time and attention, and we could incur defense costs that we might not be able to recover.

Negative publicity about Bermuda companies may lead to new tax or other legislation that could increase our tax burden and may affect our relationships with our clients.

Members of the United States Congress have introduced legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. It is possible that legislation enacted in this area could reduce the tax benefits of our structure and materially increase our future tax burden, or otherwise adversely affect our business. Other legislative proposals, if enacted, could limit or even prohibit our eligibility to be awarded U.S. government contracts in the future. In addition, similar state legislative proposals, if enacted, could adversely affect our eligibility to be awarded U.S. state government contracts in the future. We are unable to predict with any level of certainty the likelihood or final form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area. In addition, there have recently been negative comments regarding Bermuda companies in the media. This negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of the negative public image of Bermuda companies or the possibility of our clients receiving negative media attention from doing business with a Bermuda company.

Risks That Relate to Ownership of Our Class A Common Shares

We will continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

As of August 31, 2002, our partners owned or controlled shares representing, in the aggregate, a 69% voting interest in Accenture Ltd. These shares are subject to a voting agreement, which requires our partners to vote as a group with respect to all matters submitted to shareholders. Our partners’ voting interest in Accenture Ltd may increase to the extent additional employees we name as partners are required to become parties to the voting agreement.

As long as our partners continue to own or control a significant block of voting rights, they will control us. This enables them, without the consent of the public shareholders, to:

•	elect Accenture Ltd’s board of directors and remove directors;

•	control our management and policies;

•
determine the outcome of most corporate transactions or other matters submitted to the Accenture Ltd shareholders for approval, including mergers, amalgamations and the sale of all or substantially all of our assets; and

•	act in their own interest as partners, which may conflict with or not be the same as the interests of shareholders who are not partners.

Furthermore, as a result of a partner matters agreement, our partners will continue to have influence with respect to a variety of matters over which neither shareholders nor employees of a public company typically have input. The partner matters agreement provides mechanisms for our partners to:

•	select, for three to five years after our initial public offering, five partner nominees for election to membership on the board of directors of Accenture Ltd;

•
make a non-binding recommendation to the board of directors of Accenture Ltd through a committee of partners regarding the selection of a chief executive officer of Accenture Ltd in the event a new chief executive officer needs to be appointed within the first four years after our initial public offering;

•	vote on new partner admissions;

•	approve the partners’ income plan as described below; and

•	hold a non-binding vote with respect to any decision to eliminate or materially change the current practice of allocating partner compensation on a relative, or “unit,” basis.

Under the terms of the partner matters agreement, a partners’ income committee, consisting of the chief executive officer and partners he or she appoints, reviews evaluations and recommendations concerning the performance of partners and determines relative levels of income participation, or unit allocation. Based on its review, the committee prepares a partners’ income plan, which then must be submitted to the partners in a partner matters vote. If the plan is approved by a 66 2/3% partner matters vote, it is: (1) binding with respect to the income participation or unit allocation of all partners other than the principal executive officers of Accenture Ltd (including the chief executive officer), subject to the impact on overall unit allocation of determinations by the board of directors or the compensation committee of the board of directors of Accenture Ltd of the unit allocation for the executive officers, unless otherwise determined by the board of directors; and (2) submitted to the compensation committee of the board of directors of Accenture Ltd as a recommendation with respect to the income participation or unit allocation of the chief executive officer and the other principal executive officers of Accenture Ltd.

The share price of the Accenture Ltd Class A common shares may decline due to the large number of Class A common shares eligible for future sale.

Sales of substantial amounts of Accenture Ltd Class A common shares, or the perception of these sales, may adversely affect the price of the Class A common shares and impede our ability to raise capital through the issuance of equity securities in the future. A substantial number of Class A common shares are eligible for future sale as described below:

•
As of August 31, 2002, substantially all of the Class A common shares still held by our partners and former partners or issuable upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares held by our partners and former partners and previously received by them in connection with our transition to a corporate structure were subject to the provisions of a voting agreement and/or a transfer rights agreement that permit sales in increasing amounts over seven years beginning July 24, 2002. Approximately 3,000 of our current and former partners, holding as of August 31, 2002 an aggregate of more than 706,355,893 Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares, including substantially all of such shares subject to the transfer restrictions of the voting agreement and/or the transfer rights agreement, have separately agreed not to transfer any equity interests in Accenture and acquired from Accenture until July 24, 2005, except for sales in transactions approved by Accenture. We expect that all of our employees who become partners in the future will agree to these separate transfer restrictions. While the transfer restrictions in the voting agreement and the transfer rights agreement will continue to apply, these transfer restrictions will be waived to permit Accenture-approved transactions. After July 24, 2005, however, only the provisions of the voting agreement and the transfer rights agreement will apply. In calendar year 2002, we expect to enable partners and former partners who have agreed not to transfer their equity interests in Accenture until July 24, 2005 except in specified Accenture-approved transactions with quarterly opportunities to sell or redeem shares in transactions with us or third parties at or below market prices. These quarterly transactions are expected to include sales of Class A common shares pursuant to Rule 144 under the Securities Act by those of our partners and former partners holding these shares. We also expect that such partners and former partners will be permitted to transfer shares in connection with future underwritten public offerings. The contractual restrictions on transfer described in this paragraph may not be enforceable in all cases.

•
In addition, 58,753,272 Class A common shares underlying restricted share units granted in connection with the initial public offering of the Class A common shares generally are scheduled to be delivered as follows:

Number of Shares	Scheduled Delivery Date
17,275,032	January 19, 2003
8,160,454	July 19, 2003
19,322,313	July 19, 2004
2,194,266	July 19, 2005
2,177,464	July 19, 2006
2,066,094	July 19, 2007
1,959,697	July 19, 2008
4,946,752	July 19, 2009
651,200	After July 19, 2009

In addition, 4,428,881 Class A common shares underlying restricted share units granted since the initial public offering of the Class A common shares generally are scheduled to be delivered over a period of seven years, beginning on January 19, 2003; 33,984 Class A common shares underlying restricted share units granted to non-employee directors generally are scheduled to be delivered 12 months after their grant dates; and 91,000 Class A common shares underlying restricted share units granted since the initial public offering generally are scheduled to be delivered eight years after their grant dates.

21,560,270 of all Class A common shares issuable pursuant to restricted share units underlie restricted share units granted to current and former partners, and we expect that, when delivered, these Class A common shares will be subject to the contractual transfer restrictions lasting until July 24, 2005 described above. Class A common shares delivered pursuant to restricted share units held by our non-partner employees and non-employee directors are not subject to contractual restrictions on transfer.

•	In addition, 82,201,013 Class A common shares are issuable pursuant to options granted in connection with the initial public offering of the Class A common shares, of which:

•	options to purchase an aggregate of 20,533,523 Class A common shares are exercisable;

•	options to purchase an aggregate of 10,901,000 Class A common shares generally will become exercisable in four equal annual installments beginning on July 19, 2003;

•	options to purchase an aggregate of 50,466,490 Class A common shares generally will become exercisable in three equal annual installments beginning on July 19, 2003; and

•	options to purchase an aggregate of 300,000 Class A common shares generally will become exercisable on January 19, 2004.

In addition, 1,620,000 Class A common shares are issuable pursuant to options granted since the initial public offering of the Class A common shares. These options generally will become exercisable in five equal annual installments beginning on the first anniversary of their grant dates.

In addition, 2,135,477 Class A common shares are issuable pursuant to options granted since our initial public offering. 8,614 of these options are exercisable and 2,126,863 of these options generally will become exercisable in four equal annual installments beginning on the first anniversary of their grant dates.

In addition, 175,000 Class A common shares are issuable pursuant to options granted since the initial public offering to non-employee directors. These options generally will become exercisable 12 months after their grant dates.

15,640,000 of all Class A common shares issuable pursuant to options are issuable pursuant to options that have been granted to current partners, and we expect that, when purchased, these Class A common shares will be subject to the contractual transfer restrictions lasting until July 24, 2005 described above. Class A common shares delivered under options held by our non-partner employees and non-employee directors are not subject to contractual restrictions on transfer.

We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute your ownership in us.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in us. Furthermore, any additional financing we may need may not be available on terms favorable to us, or at all. Also, in connection with a previous offering of Class A common shares, we agreed, among other things, not to offer or sell Class A common shares in a firm commitment underwritten public offering until May 17, 2003, without the prior consent of Morgan Stanley & Co. Incorporated.

We are registered in Bermuda, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

We are organized under the laws of Bermuda, and a significant portion of our assets are located outside the United States. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda or in countries, other than the United States, where we have assets based on the civil liability provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where we have assets.

Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, we are governed by the Companies Act 1981 of Bermuda. The Companies Act differs in some material respects from laws generally applicable to United States corporations and shareholders, including the provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

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

ITEM 3.     LEGAL PROCEEDINGS

We are involved in a number of judicial and arbitration proceedings concerning matters arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

In 1998, the bankruptcy trustee of FoxMeyer Corporation filed a lawsuit against us in the District Court of Harris County (Houston), Texas. The lawsuit, which has been disclosed previously in Accenture Ltd’s filings with the Securities and Exchange Commission, arose out of our work for FoxMeyer to assist in the implementation of an enterprise resource planning software package, SAP R/3, developed by SAP AG, and other related projects during the period from 1993 to 1996. On June 27, 2002, the bankruptcy trustee and Accenture entered into a settlement of the litigation, and on July 15, 2002, the bankruptcy court approved the settlement. The trial judge dismissed the lawsuit with prejudice on August 8, 2002.

As described under “Legal Proceedings” in Accenture Ltd’s Form 10-Q for the quarter ended May 31, 2002, we had previously signed agreements with the lead plaintiffs in the Houston class actions on behalf of shareholders and employees of Enron and with the plaintiff in a lawsuit involving Sunbeam Corporation extending any statute of limitations or similar deadlines by which we had to be added as a party to such lawsuits. These lawsuits all involved allegations concerning the auditing and other services provided by separate and independent Arthur Andersen firms, and we entered into these tolling agreements so that we would have time to inform the plaintiffs that adding us as a defendant in such actions would be misdirected and without merit. Subsequently, certain Arthur Andersen firms and/or Andersen Worldwide entered into agreements to settle all claims and disputes in these lawsuits. Although we were not a party to these agreements, we have confirmed that, under the terms of the proposed settlement with the Enron class plaintiffs, Accenture will be released from all claims that were brought, or might have been brought, by these plaintiff groups once the settlement is finally approved by the court. The Enron settlements are subject to normal contingencies, including the negotiation of a definitive agreement and final approval by the federal court in Houston. Under the terms of the settlement with the plaintiff in the lawsuit involving Sunbeam Corporation, Accenture has been released from all claims that were brought or might have been brought by the plaintiff; no court approval is required for this settlement.

We maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 11, 2002, Accenture Ltd held its 2002 Annual General Meeting of Shareholders, at which the shareholders voted upon: (1) the appointment of Joe W. Forehand, Joel P. Friedman, Blythe J. McGarvie, Sir Mark Moody-Stuart and Masakatsu Mori as Class I directors for terms expiring at the 2005 Annual General Meeting of Shareholders, the re-appointment of Steven A. Ballmer and Dina Dublon as

Class II directors for terms expiring at the 2003 Annual General Meeting of Shareholders, and the re-appointment of Robert I. Lipp and Wulf von Schimmelmann as Class III directors for terms expiring at the 2004 Annual General Meeting of Shareholders; and (2) the appointment of KPMG LLP as independent auditors of Accenture Ltd for a term expiring at the 2003 Annual General Meeting of Shareholders and the authorization of the board of directors to determine their remuneration.

Accenture Ltd’s shareholders appointed or re-appointed all nine nominees as directors. Accenture Ltd’s shareholders also appointed KPMG LLP as independent auditors of Accenture Ltd and authorized the board of directors to determine their remuneration. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

	For	Against/Withheld	Abstain	Broker Non-Votes
1. Appointment of Directors:
Joe W. Forehand	886,187,851	2,328,673	*	*
Joel P. Friedman	885,261,773	3,254,751	*	*
Blythe J. McGarvie	887,008,565	1,507,959	*	*
Sir Mark Moody-Stuart	886,300,641	2,215,883	*	*
Masakatsu Mori	885,634,082	2,882,442	*	*
Steven A. Ballmer	887,005,052	1,511,472	*	*
Dina Dublon	886,975,134	1,541,390	*	*
Robert I. Lipp	886,404,276	2,112,248	*	*
Wulf von Schimmelmann	887,009,758	1,506,766	*	*
2. Appointment of KPMG LLP	874,954,064	1,600,804	11,961,655	0

*	Not applicable

The terms of William D. Green, Stephan A. James, Diego Visconti, Karl-Heinz Flöther and Jackson L. Wilson, Jr. as directors continued after the 2002 annual meeting.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Class A Common Shares

Trading in the Accenture Ltd Class A common shares commenced on the New York Stock Exchange on July 19, 2001 under the symbol “ACN.” The table below sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Class A common shares as reported by the New York Stock Exchange.

	Price Range
	High	Low
Fiscal Year 2001
Fourth Quarter (commencing July 19, 2001)	$15.50	$14.05

Fiscal Year 2002
First Quarter	$22.75	$11.61
Second Quarter	$28.34	$22.50
Third Quarter	$30.50	$19.50
Fourth Quarter	$20.99	$13.70

Fiscal Year 2003
First Quarter (through October 29, 2002)	$17.25	$11.30

The closing sale price of Class A common shares as reported by the New York Stock Exchange on October 29, 2002 was $16.75. As of October 29, 2002, there were 1,564 holders of record of the Class A common shares.

There is no trading market for the Accenture Ltd Class X common shares. As of October 29, 2002, there were 1,468 holders of record of the Class X common shares.

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

Recent Sales of Unregistered Securities

On June 20, 2002, as a result of a notice of election for redemption issued by Accenture Foundation, Inc., Accenture SCA redeemed 1,690,322 Class I common shares held by Accenture Foundation, Inc. and settled the redemption with Accenture Ltd Class A shares pursuant to a settlement agreement, dated June 20, 2002, under which Accenture SCA transferred the redeemed shares to Accenture Ltd and Accenture Ltd issued 1,690,322 Class A common shares to Accenture Foundation, Inc. These Class A common shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 on the basis that the transaction did not involve any public offering.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data have been presented on a historical cost basis for all periods presented. The data as of August 31, 2001 and 2002 and for the years ended August 31, 2000, 2001 and 2002 are derived from the audited historical financial statements and related notes which are included elsewhere in this report. The data as of August 31, 1999 and for the year ended August 31, 1998 are derived from audited historical financial statements and related notes which are not included in this report. The data as of August 31, 1998 is derived from unaudited historical financial statements and related notes which are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this report.
	Year ended August 31,
	1998	1999	2000	2001	2002
	(in millions, except share and per share amounts)
Income Statement Data:
Revenues:
Revenues before reimbursements	$8,215	$9,550	$9,752	$11,444	$11,574
Reimbursements	1,296	1,326	1,579	1,618	1,531

Revenues	9,511	10,876	11,331	13,062	13,105
Operating expenses:
Cost of services:*
Cost of services before reimbursable expenses*	4,700	5,457	5,486	6,199	6,897
Reimbursable expenses	1,296	1,326	1,579	1,618	1,531

Cost of services*	5,996	6,783	7,065	7,817	8,428
Sales and marketing*	696	790	883	1,217	1,566
General and administrative costs*	1,036	1,271	1,296	1,516	1,616
Restructuring, reorganization and rebranding costs	—	—	—	849	111
Restricted share unit-based compensation	—	—	—	967	—

Total operating expenses*	7,728	8,844	9,245	12,366	11,720

Operating income*	1,783	2,032	2,086	696	1,385
Gain (loss) on investments, net	—	92	573	107	(321)
Interest income	—	60	67	80	46
Interest expense	(17)	(27)	(24)	(43)	(49)
Other income (expense)	(6)	(5)	51	17	15
Equity in losses of affiliates	(1)	(6)	(47)	(61)	(9)

Income before taxes*	1,759	2,146	2,707	795	1,068
Provision for taxes (1)	74	123	243	503	491

Income before minority interest and accounting change*	1,685	2,023	2,464	292	576
Minority interest	—	—	—	577	(332)

Income before accounting change*	1,685	2,023	2,464	869	245
Cumulative effect of accounting change	—	—	—	188	—

Partnership income before partner distributions* (2)	$1,685	$2,023	$2,464

Net income*				$1,057	$245

Weighted Average Class A Common Shares:
Basic	—	—	—	—	425,941,809
Diluted	—	—	—	—	1,023,789,546
Earnings Per Class A Common Share:
Basic	—	—	—	—	$0.57
Diluted	—	—	—	—	$0.56

	As of August 31,
	1998	1999	2000	2001	2002
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$736	$1,111	$1,271	$1,880	$1,317
Working capital	531	913	1,015	401	734
Total assets	3,704	4,615	5,451	6,061	5,479
Long-term debt	157	127	99	1	3
Total partners’ capital	1,507	2,208	2,368	—	—
Shareholders’ equity	—	—	—	282	439

*	Excludes payments for partner distributions in respect of periods ended on or prior to May 31, 2001.
(1)
For periods ended on or prior to May 31, 2001, we operated through partnerships in many countries. Therefore, we generally were not subject to income taxes in those countries. Taxes related to income earned by our partnerships were the responsibility of the individual partners. In other countries, we operated through corporations, and in these circumstances we were subject to income taxes.

(2)
Partnership income before partner distributions is not comparable to net income of a corporation similarly determined. Partnership income in respect of periods ended on or prior to May 31, 2001 is not executive compensation in the customary sense because partnership income is comprised of distributions of current earnings. Accordingly, compensation and benefits for services rendered by partners have not been reflected as an expense in our historical financial statements for periods prior to May 31, 2001.

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

We use the terms “Accenture,” “we,” “our,” and “us” in this report to refer to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “2002” or “fiscal year 2002” means the 12-month period that ended on August 31, 2002. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Overview

The results of our operations are affected by the economic conditions, level of business activity and level of change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on technological and market changes early in their cycles is a key driver of our performance. Prior to May 31, 2001, we operated as a series of related partnerships and corporations under the control of our partners. We now operate in a corporate structure. As a business, whether in partnership form or in a corporate structure, our profitability is driven by many of the same factors.

Revenues are driven by our partners’ and senior executives’ ability to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to offer market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

Cost of services is primarily driven by the cost of client service personnel, which consists mainly of compensation and other personnel costs. Cost of services as a percentage of revenues is driven by the productivity of our client service workforces. Chargeability, or utilization, represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client facing personnel, information systems and office space, which we seek to manage in line with changes in activity levels in our business.

Although new contract bookings were strong in fiscal 2002, current economic conditions continue to cause pricing pressures from competitors and clients and have resulted in some clients reducing or deferring their expenditures or deferring the start of work already contracted. The consulting and systems integration markets are depressed due to the economic environment and the lack of a new wave of technology to stimulate spending. We are positioning ourselves to achieve revenue growth through our business transformation outsourcing offerings. Business transformation outsourcing contracts typically have longer contract terms than consulting contracts and may not as quickly generate revenue in the early stages of the contract. Further, because we cannot predict the long-term impact that the current economic environment and/or pricing pressures will have on the markets in which we compete, we must continuously improve our management of costs.

Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives that enable us to manage costs as a percentage of revenues. We aggressively plan and manage our headcount to meet the anticipated demand for our services, and we have implemented cost-management programs that have generally enabled us to maintain or improve consolidated operating margins, excluding one-time charges. For instance, we have taken actions to reduce our consulting workforce, primarily at the executive level, in markets where both supply and demand and skill level imbalances have not been resolved, while continuing our hiring at entry-level positions. We have also taken actions to reduce our administrative headcount. The majority of these reductions affected personnel in Australia, the United Kingdom and the United States. We have also consolidated office space in certain of our facilities around the world. We continue to build and use our network of delivery centers and capabilities around the world as part of a more cost-effective delivery model. The growing use of globally sourced lower cost service delivery capabilities within our industry will likely be a source of continuing pressure on our revenues and operating margins. Current and future cost-management initiatives may not be sufficient to maintain our consolidated operating margins if the current challenging economic environment continues for several quarters.

Presentation

As a result of a restructuring in 1989, we and our “member firms,” which are now our subsidiaries, became legally separate and distinct from the Arthur Andersen firms. Thereafter, until August 7, 2000, we had contractual relationships with an administrative entity, Andersen Worldwide, and indirectly with the separate Arthur Andersen firms. Under these contracts, called member firm agreements, we and our member firms, on the one hand, and the Arthur Andersen firms, on the other hand, were two stand-alone business units linked through such agreements to Andersen Worldwide for administrative and other services. In addition, during this period our partners individually were members of Andersen Worldwide. Following arbitration proceedings between us and Andersen Worldwide and the Arthur Andersen firms that were completed in August 2000, the tribunal terminated our contractual relationships with Andersen Worldwide and all the Arthur Andersen firms. On January 1, 2001, we began to conduct business under the name Accenture. See “Certain Transactions and Relationships—Relationship with Andersen Worldwide and Arthur Andersen Firms.”

Because we historically operated as a series of related partnerships and corporations under the control of our partners, our partners generally participated in profits, rather than having received salaries. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by them. Following our transition to a corporate structure, operating expenses include partner compensation, which consists of base salary, variable cash compensation, restricted stock compensation, stock options and benefits. Similarly, in periods when we operated primarily in the form of partnerships, our partners paid income tax on their shares of the partnerships’ income. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income. For purposes of comparing our results for fiscal periods ended on or prior to August 31, 2001 with our results for subsequent fiscal periods, we have included pro forma financial information below.

Segments

Our five reportable operating segments are our operating groups (formerly referred to as global market units), which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes it is a better indicator of operating group performance than revenues. Generally, operating expenses for each operating group have similar characteristics and are subject to the same drivers, pressures and challenges. However, the current economic environment and its continuing effects on the industries served by our operating segments impacts operating expenses within our operating segments to different degrees. Personnel reductions have not been taken uniformly across our operating segments in part due to an increased need on behalf of some of our operating groups to tailor their workforces to the needs of their business. Our segments’ shift to business transformation outsourcing engagements is not uniform and, consequently, neither are the impacts on operating group revenues caused by these transitions. Local currency fluctuations also tend to affect our operating groups differently, depending on the historical and current geographic concentrations and locations of their businesses.

In the first quarter of fiscal 2002 we made certain changes in the format of information presented to the chief executive officer. The most significant of these changes was the elimination of interest expense from the five operating groups’ operating income and the elimination of interest credit from Other’s operating income. In addition, the consolidated affiliated companies’ revenue and operating income (loss) results are included in the five operating groups’ results rather than being reported in the Other line item. Segment results for all periods presented have been revised to reflect these changes.

Revenues

Revenues include all amounts that are billable to clients. Revenues are recognized on a time-and-materials basis, straight-line, or on a percentage-of-completion basis, depending on the contract, as services are provided by employees and subcontractors. In fiscal 2002, approximately 50% of our revenues before reimbursements were attributable to activities in the Americas, 43% were attributable to our activities in Europe, the Middle East and Africa, and 7% were attributable to our activities in the Asia/Pacific region.

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

We award variable compensation and bonuses to our partners and other senior employees based on our quarterly and annual results as compared to our budgets and taking into account other factors, including industry-wide results and the general economic environment. Beginning in fiscal 2003, we will extend a variable component of compensation to our managers on the same basis. In the fourth quarter of 2002, as a result of the difficult economic environment and higher expenses partly relating to increased severance costs, we reversed $140 million of previously accrued 2002 variable partner compensation. This reduced 2002 variable compensation to approximately 35% of the 2002 planned amount. For fiscal 2003 we have reduced planned variable partner cash compensation and have not awarded performance option grants for partners in fiscal 2003.

Cost of Services

Cost of services includes the direct costs to provide services to our clients. Such costs generally consist of compensation for client service personnel, the cost of subcontractors hired as part of client service teams, costs directly associated with the provision of client service, such as facilities for outsourcing contracts, and the recruiting, training, personnel development and scheduling costs of our client service personnel. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

Sales and Marketing

Sales and marketing expense is affected by economic conditions and is driven primarily by business development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities.

General and Administrative Costs

General and administrative costs primarily include costs for non-client service personnel, information systems and office space. Through various cost-management initiatives, we seek to manage general and administrative costs proportionately in line with or below anticipated changes in revenues.

Restructuring, Reorganization and Rebranding Costs

In 2002, we incurred restructuring costs to consolidate certain office space facilities around the world. In 2001, we incurred one-time reorganization and rebranding costs to rename our organization Accenture and other costs to transition to a corporate structure.

Restricted Share Unit-based Compensation

Restricted share unit-based compensation reflects restricted share unit awards granted at the time of the initial public offering of the Accenture Ltd Class A common shares on July 19, 2001, and vested prior to August 31, 2001. These restricted share units were granted to some of our partners, former partners, employees and former employees pursuant to a formula adopted by the board of directors of Accenture Ltd. Restricted share unit-based compensation subsequent to the initial public offering is included in Cost of Services, Sales and Marketing and General and Administrative Costs.

Gain (Loss) on Investments

Gain (loss) on investments primarily represents gains and losses on the sales of marketable securities and writedowns on investments in securities. These fluctuate over time, are not predictable, and may not recur. Beginning on September 1, 2000, they also include changes in the fair market value of equity holdings considered to be derivatives in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In 2002 they include writedowns incurred in connection with our decision to sell substantially all of our minority interests in our venture and investment portfolio.

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

Other Income (Expense)

Other income (expense) consists of currency exchange gains (losses) and the recognition of income from the vesting of options for services by our personnel on boards of directors of some of those companies in which we have invested. In general, we earn revenues and incur related costs in the same currency. We hedge significant planned movements of funds between countries, which potentially give rise to currency exchange gains (losses).

Equity in Income (Losses) of Affiliates

Equity income (losses) of affiliates represents our share of the operating results of non-consolidated companies over which we have significant influence.

Provision for Taxes

Prior to our transition to a corporate structure, we were generally not subject to income taxes in most countries because we operated in partnership form in those countries. Since taxes related to income earned by the partnerships were the responsibility of the individual partners, our partners reported and paid taxes on their share of the partnerships’ income on their individual tax returns. In other countries, however, we operated in the form of a corporation or were otherwise subject to entity-level taxes on income and withholding taxes. As a result, prior to our transition to a corporate structure, we paid some entity-level taxes, with the amount varying from year to year depending on the mix of earnings among the countries. Where applicable, we accounted for these taxes under the asset and liability method. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Subsequent to May 31, 2001 Accenture is subject to corporate income tax.

Minority Interest

Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners and former partners have in our subsidiary Accenture SCA and the equity interest that some of our partners and former partners have in our subsidiary Accenture Canada Holdings Inc. See “Business — Accenture Organizational Structure.” The resulting net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd. Effective in January 2002, minority interest also includes immaterial amounts attributable to minority shareholders in one of our subsidiaries, Avanade, Inc.

Partnership Income Before Partner Distributions

Our historical financial statements for periods ended on or prior to May 31, 2001 reflect our organization as a series of related partnerships and corporations under the control of our partners. The income of our partners in historical periods is not executive compensation in the customary sense because in those periods partner compensation was comprised of distributions of current earnings, out of which our partners were responsible for their payroll taxes and benefits.

Net Income

Net income reflects the earnings of our organization in a corporate structure. We have provided pro forma financial results that include adjustments to exclude one-time items and other adjustments to include partner compensation and income taxes necessary to present our historical financial statements for periods ended on or prior to May 31, 2001, in corporate structure as if the transition had occurred on September 1, 2000.

Critical Accounting Policies and Estimates

Revenue Recognition

Revenues from contracts for management consulting and technology service offerings that we develop and implement for our clients are recognized on a time-and-materials basis or on a percentage-of-completion basis as services are provided by our employees and, to a lesser extent, subcontractors. Revenues from time-and-materials service contracts are recognized as the services are provided. Revenues from long-term system integration contracts are recognized based on the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenues and income, are reflected in the financial statements in the period in which they are first identified.

Each contract has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about recognizing revenue. While we have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types, we have been moving away from contracts that are priced solely on a time-and-materials basis toward contracts that also include incentives related to costs incurred, benefits produced, goals attained and our adherence to schedule. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition some or all of our fees on our ability to deliver defined goals. For systems integration contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Incentives relating to non-systems integration projects are recorded when the contingency is satisfied.

In recent years, our outsourcing business has increased significantly. Revenues for contracts with multiple elements are allocated based on the fair value of the elements. Determining revenue and costs on outsourcing contracts requires judgment. Typically the terms of these contracts span several years. In a number of these arrangements we hire client employees and become responsible for client obligations. Revenues are recognized on a straight-line basis as services are performed or as transactions are processed in accordance with contractual terms. Costs on outsourcing contracts are generally charged to expense as incurred. Outsourcing contracts can also include incentive payments for benefits delivered to clients and/or charges for failure to meet schedule or deliver agreed benefits, which may create variability in these revenues and related margin percentages. Revenues relating to such incentive payments are recorded when the contingency is satisfied.

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

Valuation of Investments

Gains and losses on investments are not predictable and can cause fluctuations in net income. Management conducts periodic impairment reviews of each investment in our portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Gains and losses on marketable equity securities are included in Other Comprehensive Income unless losses are considered to be other-than-temporary. Other-than-temporary impairments are recognized in the income statement if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. Judgment is required to first determine the market value of each investment and then to assess whether impairments are temporary or other-than-temporary. Net unrealized losses on temporary impairments included in Other Comprehensive Income at August 31, 2002 totaled $17 million. Changes in the market value of equity derivatives are reflected in the income statement in the current period. Adverse changes in the financial condition of our investments could result in impairment charges.

In 2002, after exploring a number of alternatives, we entered into an agreement to sell substantially all of the minority ownership interests in our venture and investment portfolio that could cause volatility in our future earnings. We will retain a modest percentage of ownership in the venture and investment portfolio and expect to enter into an ongoing alliance with the buyer. We expect to complete the transaction by the end of the 2002 calendar year. Related to this decision, our loss on investments includes a charge of $212 million, before and after tax, related to investment writedowns of our venture and investment portfolio and the loss we expect to incur on this sale transaction. We will continue to make investments and will accept equity and equity-linked securities using guidelines intended to eliminate volatility, but we have discontinued venture capital investing and no longer accept illiquid securities from clients or alliance partners.

Variable Compensation

We record compensation expense for payments to be made in later periods to our partners and other senior employees under the variable compensation portions of our overall compensation programs. Determining the amount of expense to recognize as operating expenses for variable compensation at interim and annual reporting dates involves judgment. Expenses accrued for variable compensation are based on actual quarterly and annual performance versus plan targets and other factors. Amounts accrued are subject to change in future periods if future performance is below plan targets or is below the performance levels anticipated in prior periods. Management believes it makes reasonable judgments using all significant information available.

Pro Forma Results of Operations

The following pro forma consolidated income statements for the years ended August 31, 2000 and 2001 are based on our historical financial statements included elsewhere in this report.

The pro forma consolidated income statements give effect to the following as if they occurred on September 1, 1999:

•	the transactions related to our transition to a corporate structure described under “Certain Transactions and Relationships—Reorganization and Related Transactions”;

•	compensation payments to employees who were partners prior to our transition to a corporate structure;

•	provision for corporate income taxes; and

•	Accenture Ltd’s initial public offering in July 2001.

The pro forma consolidated income statements also give effect to the exclusion of one-time rebranding costs of $304 million incurred in connection with our name change to Accenture. Management believes that this pro forma information provides useful supplemental information in understanding its results of operations.

The pro forma consolidated income statements exclude one-time events directly attributable to Accenture Ltd’s initial public offering because of their nonrecurring nature. These one-time events include:

•	net compensation cost of approximately $967 million resulting from the grant of restricted share units in connection with Accenture Ltd’s initial public offering; and

•	approximately $544 million for costs associated with our transition to a corporate structure.

The pro forma consolidated income statement for the year ended August 31, 2001 excludes the effect of a cumulative change in accounting principle to implement SFAS 133.

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

	Year Ended August 31, 2000				Year ended August 31, 2001
	As reported	Pro forma		% of revenues	As reported	Pro forma		% of revenues
	(in millions, except share and per share data)
Revenues:
Revenues before reimbursements	$9,752	$9,752		86%	$11,444	$11,444		88%
Reimbursements	1,579	1,579		14	1,618	1,618		12

Revenues	11,331	11,331		100	13,062	13,062		100
Operating expenses:
Cost of services:
Cost of services before reimbursable expenses	5,486	6,127		54	6,200	6,925		53
Reimbursable expenses	1,579	1,579	(a)	14	1,618	1,618	(a)	12

Cost of services	7,065	7,706		68	7,818	8,543		65
Sales and marketing	883	1,187	(a)	10	1,217	1,507	(a)	11
General and administrative costs	1,297	1,438	(a)	13	1,516	1,560	(a)	12
Reorganization and rebranding costs	—	—		—	848	—	(g)(h)	n/m
Restricted share compensation	—	—		—	967	—	(i)	n/m
Total operating expenses	9,245	10,331		91	12,366	11,610		89

Operating income	2,086	1,000		9	696	1,452		11
Gain on investments, net	573	573		5	107	107		1
Interest income	67	67		n/m	80	80		n/m
Interest expense	(24)	(35	)(b)	n/m	(44)	(59	)(b)	n/m
Other income	51	51		n/m	17	17		n/m
Equity in losses of affiliates	(46)	(46)		n/m	(61)	(61)		n/m

Income before taxes	2,707	1,610		14	795	1,536
Provision for taxes	243	644	(c)	6	503	614	(c)	5

Income before minority interest and accounting change	2,464	966		8	292	922		7
Minority interest	—	(571	)(d)	(5)	577	(545	)(d)	(4)

Income before accounting change	$2,464	$395		3%	$869	$377		3%

Earnings per share:
—basic		$0.96	(e)			$0.91

—diluted		$0.96	(e)			$0.91	(e)

Outstanding shares at August 31, 2001:
—basic		412,705,954	(f)			412,705,954	(f)

—diluted		1,008,163,290	(f)			1,008,163,290	(f)

n/m = not meaningful
(a)
Adjustments totaling $1,086 million and $1,059 million for the years ended August 31, 2000 and 2001, respectively, reflect the effects of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 1999. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners’ income, rather than compensation expense. For the years ended August 31, 2000 and 2001, compensation and benefit costs of partners have been allocated 69% to cost of services, 27% to sales and marketing, and 4% to general and administrative costs based on an estimate of the time spent on each activity at the appropriate cost rates.  The compensation plan adopted upon our transition to a corporate structure includes a fixed salary, benefits and performance-based bonuses. All elements of the new compensation plan, including bonuses, have been reflected in the pro forma adjustments because our partners would have earned the bonuses based on our results of operations for the historical periods. Benefit costs are medical, dental and payroll taxes, all of which are based on estimated costs that would have been incurred had these benefits been in place during the historical periods.

(b)
Reflects adjustments of $11 million and $15 million for the years ended August 31, 2000 and 2001, respectively, representing estimated interest expense on early-retirement benefits payable to partners.

(c)
Reflects adjustments for an estimated income tax provision as if we had operated in a corporate structure at a pro forma tax rate of 40%. The adjustment for the year ended August 31, 2001 is net of $222 million relating to the revaluation of deferred tax liabilities upon change in tax status, including income taxes relating to mandatory changes in tax accounting methods, from a partnership to a corporate structure. As a series of related partnerships and corporations under the control of our partners, we generally were not subject to income taxes. However, some of the corporations were subject to income taxes in their local jurisdictions.

(d)
Minority interests for the years ended August 31, 2000 and 2001 are based on the assumption that minority interests as of August 31, 2001 existed throughout such fiscal years. As of August 31, 2001 partners owned a 59% minority interest in Accenture SCA and Accenture Canada Holdings Inc. Since Accenture Ltd is the sole general partner of Accenture SCA and owns the majority of the voting shares, Accenture Ltd consolidates Accenture SCA and its subsidiaries. Although the other shareholders of Accenture SCA hold more than 50% of the economic interest in Accenture SCA, they do not have voting control and therefore are considered to be a minority interest.

(e)
Excluding gains and losses on investments, and the related tax effect, pro forma as adjusted earnings per share for the years ended August 31, 2000 and 2001, respectively, would have been $0.62 and $0.85.

(f)
Earnings per share calculations for the years ended August 31, 2000 and 2001 are based on the assumption that shares and share equivalents outstanding as of August 31, 2001 were outstanding throughout such years. For the purposes of the pro forma earnings per share calculation, diluted outstanding shares include Accenture Class A common shares issuable or exchangeable upon redemption or exchange of shares held by SCA Class I common shareholders and Accenture Canada Holdings Inc. shareholders. The weighted average shares outstanding, basic and diluted, were calculated based on:

Share issuances	Basic	Diluted
Accenture Ltd Class A common shares	343,307,238	343,307,238
Accenture SCA Class I common shares	—	587,296,594
Accenture Canada Holdings Inc. exchangeable shares	—	8,160,742
Restricted share units	69,398,716	69,398,716
Weighted average shares outstanding	412,705,954	1,008,163,290

(g)
One-time reorganization costs were incurred during the year ended August 31, 2001. Reorganization costs for the year ended August 31, 2001 include $89 million of restructuring costs relating to our transition to a corporate structure and $455 million of indirect taxes, such as capital and stamp duty imposed on transfers of assets to the new corporate holding company structure.

(h)
One-time rebranding costs were incurred during the year ended August 31, 2001. Rebranding costs for the year ended August 31, 2001 include $157 million for the amortization of intangible assets relating to the final resolution of arbitration with Andersen Worldwide and Arthur Andersen as well as $147 million from changing our name to Accenture. These amounts are considered pro forma as adjusted adjustments due to their nonrecurring nature.

(i)
In connection with Accenture Ltd’s initial public offering, 68,481,815 fully vested restricted share units at $14.50 per share were granted in July 2001 to certain partners, former partners and employees. The $967 million expense represents the fair value of fully vested restricted share units less $26 million relating to canceled liabilities for a deferred bonus plan for employees. Each restricted share unit represents an unfunded, unsecured right, which is nontransferable except in the event of death, of a participant to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement.

Historical Revenues by Operating Group

We provide services through five operating groups. The following table provides revenues for each of these operating groups.

	Year ended August 31,
	2000	2001	2002
	(in millions, except for percentages)
Revenues:
Communications & High Tech	$2,806	$3,238	$3,182
Financial Services	2,542	2,894	2,621
Government	797	1,003	1,316
Products	1,932	2,357	2,441
Resources	1,661	1,933	2,005
Other	14	19	9

Total revenues before reimbursements	9,752	11,444	11,574
Reimbursements	1,579	1,618	1,531

Total	$11,331	$13,062	$13,105

Revenues as a percentage of total:
Communications & High Tech	25%	25%	24%
Financial Services	22	22	20
Government	7	8	10
Products	17	18	19
Resources	15	15	15
Other	n/m	n/m	n/m

Total revenues before reimbursements	86	88	88
Reimbursements	14	12	12

Total	100%	100%	100%

n/m = not meaningful

Year Ended August 31, 2002 Compared to Year Ended August 31, 2001

Our results of operations for periods ended on or prior to May 31, 2001 reflect the fact that we operated as a series of related partnerships and corporations prior to that date, and our results of operations for periods ending after May 31, 2001 reflect that we commenced operations in corporate structure on that date. Accordingly, in order to provide a more meaningful comparison of our results for fiscal year 2002 compared to fiscal year 2001, we comment below on our results for those periods both on a historical basis and a pro forma as adjusted basis.

Revenues

Revenues for 2002 were $13,105 million, an increase of $43 million over 2001. Revenues before reimbursements for 2002 were $11,574 million, an increase of $131 million, or 1%, over 2001 in U.S. dollars. In local currency terms, revenues before reimbursements in 2002 grew by 2% over 2001. In the fourth quarter of 2002 revenues decreased by 3% in U.S. dollars and 6% in local currency from the fourth quarter 2001. Our 2002 revenues before reimbursements in Europe, the Middle East and Africa grew by 11% in U.S. dollars and by 9% in local currency terms, revenues before reimbursements in the Americas declined by 5% in U.S. dollars and 3% in local currency terms and revenues before reimbursements in Asia/Pacific declined by 8% in U.S. dollars and 4% in local currency terms. Outsourcing revenues grew by 33% for the year and 38% for the fourth quarter from the fourth quarter of 2001 and represented 23% of revenue before reimbursements for fiscal 2002 up from 17% last year. Consulting revenues declined by 7% for the year and 15% for the fourth quarter from the fourth quarter of 2001.

As a result of the difficult economic environment, revenue growth slowed during 2002. Some clients have reduced or deferred expenditures for our services and we have also experienced pricing pressure over the last year, which has eroded our revenues. However, we have also implemented cost-management programs such that operating margins for fiscal year 2002, excluding one-time items, were improved. Current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters.

Despite the challenging environment and an unusually high number of bankruptcies among their clients, our Communications & High Tech operating group achieved revenues before reimbursements of $3,182 million in 2002, a decrease of 2% from 2001. This decrease was primarily due to global economic weakening in the electronics and high technology industries which this operating group serves, partly offset by growth in our Communications industry group. Despite a decrease of 2% year over year, Communications & High Tech revenues showed an 8% increase in the fourth quarter of 2002 compared with fourth quarter 2001. The communications industry within this sector led growth in the fourth quarter due to increased revenues from several large transformational outsourcing contracts. Our Financial Services operating group achieved revenues before reimbursements of $2,621 million in 2002, a decrease of 9% from 2001, primarily due to the impact of the economic downturn in the capital markets industry. Financial Services fourth quarter revenue declined by 10% from the fourth quarter of 2001. Our Government operating group achieved revenues before reimbursements of $1,316 million in 2002, an increase of 31% over 2001, primarily driven by strong growth in North America and Europe. Despite year over year growth of 31%, growth slowed to 19% in fourth quarter 2002 compared to fourth quarter 2001. Our Products operating group achieved revenues before reimbursements of $2,441 million in 2002, an increase of 4% over 2001. This reflects strong growth in our Retail industry group in Europe led by a series of engagements with a large retail client. Year over year revenue increased 4%, however fourth quarter 2002 revenues decreased 9% compared with fourth quarter 2001. All industries in this sector contributed to the fourth quarter decline due to economic conditions, with the exception of Travel & Transportation. Our Resources operating group achieved revenues before reimbursements of $2,005 million in 2002, an increase of 4% over 2001, as a result of strong growth in our Chemicals and Utilities industry groups. Net revenues for Resources for the fourth quarter of 2002 declined 14% from fourth quarter 2001, due in large part to lower revenues in our Chemicals industry group in North America and a slowdown in North America resulting from economic problems in the U.S. energy and utilities industries, including the collapse of the energy trading industry and the slowing of utilities work due to regulatory actions.

Operating Expenses

Operating expenses in 2002 were $11,720 million, a decrease of $646 million, or 5%, from 2001 and a decrease as a percentage of revenues from 95% in 2001 to 89% in 2002. These decreases primarily resulted because one-time expenses of $848 million for reorganization and rebranding and $967 million for restricted share unit-based compensation costs were incurred in 2001 but not in 2002. These reductions from 2001 were partially offset by higher employee compensation costs following our transition to a corporate structure. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners’ income, rather than compensation expense.

Operating expenses for 2002 increased $110 million, or 1%, over the pro forma as adjusted operating expenses for 2001, and remained constant as a percentage of revenues at 89%. Excluding a charge of $111 million in 2002 relating to the consolidation of office facilities, operating expenses as a percentage of revenues remained constant at 89% in 2002.

We continue to implement long-term and short-term cost-management initiatives aimed at keeping overall growth in operating expenses less than the growth in revenues. In the fourth quarter of 2002 we consolidated certain office facilities around the world and recorded a charge of $111 million. Our long-term initiatives focus on global reductions in infrastructure costs. In addition, increasing our use of Web-enabled and other lower-cost distribution methods has enabled us to reduce the costs of delivering training. Our short-term initiatives focus on reducing variable costs, such as limiting travel and meeting costs, reducing infrastructure and corporate expenses principally through a hiring freeze and the deferral of non-critical initiatives.

In response to the continued difficult economic conditions affecting our business and the faster growth in outsourcing, we have increased our focus on reducing our cost structure and on correcting supply-and-demand, skill and pay level imbalances in our workforce. In the fourth quarter of 2002, we recorded costs of $93 million related to severance and $32 million for retention payments. In addition, annual bonus expense and variable compensation recorded in prior quarters was reduced by $140 million. The net effect of these actions was to reduce fourth quarter operating expenses by $15 million.

Cost of Services

Cost of services was $8,428 million in 2002, an increase of $611 million, or 8%, over 2001 and an increase as a percentage of revenues from 60% in 2001 to 64% in 2002. Cost of services before reimbursable expenses was $6,897 million in 2002, an increase of $698 million, or 11%, over 2001. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements from 54% in 2001 to 60% in 2002. These increases were primarily attributable to the exclusion of partner compensation from the prior period results.

Cost of services before reimbursable expenses for 2002 decreased $27 million over the pro forma as adjusted cost of services before reimbursable expenses for 2001. Cost of services before reimbursable expenses decreased as a percentage of revenues before reimbursements from 61% in 2001 to 60% in 2002. The slowdown in the global economy has led us to reduce variable costs and redirect some of our resources to selling and marketing efforts in order to promote our business. However, these cost reductions were partially offset by higher employee compensation and severance costs partly attributable to workforce imbalances that resulted from the difficult economic environment and shift in the relative proportion of our business from consulting to outsourcing.

Sales and Marketing

Sales and marketing expense was $1,566 million in 2002, an increase of $348 million, or 29%, over 2001 and an increase as a percentage of revenues from 9% for 2001 to 12% in 2002. These increases were primarily due to not expensing partner compensation prior to our transition to a corporate structure.

Sales and marketing expense for 2002 increased $59 million, or 4%, over the pro forma as adjusted sales and marketing expense for 2001 and increased as a percentage of revenues before reimbursements from 13% in 2001 to 14% in 2002. Since the second half of fiscal 2001, the slowdown in the global economy has resulted in longer selling cycles and led us to increase our selling and marketing efforts in order to promote our business.

General and Administrative Costs

General and administrative costs were $1,616 million in 2002, an increase of $100 million, or 7%, over 2001 and remained constant as a percentage of revenues at 12%. The exclusion of partner compensation prior to May 31, 2001 accounted for $44 million of this increase.

General and administrative costs for 2002 increased $56 million, or 4%, over the pro forma as adjusted general and administrative costs for 2001, and remained constant as a percentage of revenues before reimbursements at 14%. Expense reductions from cost management initiatives were offset by the addition of the general and administrative expenses of Accenture HR Services (formerly e-peopleserve) and Avanade as a result of consolidating those affiliates beginning in the second quarter of 2002. We incurred bad debt expense of $80 million in 2002 that also contributed to the cost increase in 2002.

Restructuring, Reorganization and Rebranding Costs

Restructuring costs of $111 million in 2002 represent costs to consolidate certain office facilities around the world, including costs for losses on operating leases and write-downs of assets such as leasehold improvements resulting from abandoned office space.

Reorganization and rebranding costs were $848 million, or 7% of revenues for 2001. Reorganization costs include $89 million of restructuring costs relating to our transition to a corporate structure and $455 million of indirect taxes and other costs imposed on transfers of assets to the new corporate holding company structure. Rebranding costs include $157 million for the amortization on intangible assets related to the final resolution of the arbitration with Andersen Worldwide and Arthur Andersen and $147 million resulting from changing our name to Accenture. These costs are excluded from our pro forma financial results as they are considered to be one-time items.

Restricted Share Unit-based Compensation

Grants of Accenture Ltd’s restricted share units to partners, former partners and employees resulted in compensation cost of $967 million in the fourth quarter of fiscal 2001. These costs are excluded from our pro forma as adjusted financial results as they are considered to be one-time items. In 2002, restricted share unit based compensation expense totaled $59 million. This is included in Cost of Services, Sales and Marketing and General and Administrative expense.

Operating Income

Operating income was $1,385 million in 2002, an increase of $690 million, or 99%, from 2001. Operating income increased as a percentage of revenues before reimbursements from 6% in 2001 to 12% in 2002.

Operating income of $1,385 million for 2002, decreased $67 million, or 5%, compared with pro forma 2001 operating income. Excluding 2002 costs associated with consolidating offices, 2002 operating income as a percentage of revenues before reimbursements remained constant at 13% based on 2001 pro-forma results.

Gain (Loss) on Investments

Losses on investments totaled $321 million for 2002. This loss includes a charge of $212 million recorded in the second quarter of 2002 for the anticipated loss on the planned disposal of substantially all of our minority ownership interests in our venture and investment portfolio. The loss of $321 million also includes other-than-temporary impairment writedowns of $90 million recorded in the first quarter of 2002.

Gains on investments totaled $107 million for 2001. This gain represents the sale of $382 million of a marketable security purchased in 1995 and $11 million from the sale of other marketable securities, net of other-than-temporary impairment investment writedowns of $94 million, and unrealized investment losses of $192 million. Other-than-temporary impairment writedowns consisted of $19 million in publicly traded equity securities and $75 million in privately traded equity securities. The writedowns relate to investments in companies where the market value has been less than our cost for an extended time period, or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.

Interest Income

Interest income was $46 million in 2002, a decrease of $34 million, or 42%, from 2001. The decrease resulted primarily from the impact of lower interest rates in 2002.

Interest Expense

Interest expense was $49 million in 2002, an increase of $6 million, or 13%, over 2001. Interest expense on a pro forma basis decreased $10 million, or 17%, from 2001. The decrease resulted primarily from lower interest rates in 2002 and a decrease in short-term bank borrowings in 2002 as compared to 2001.

Other Income (Expense)

Other income (expense) was $15 million in 2002, a decrease of $2 million from 2001, primarily resulting from lower income from the vesting of options partially offset by currency exchange gains. As of August 31, 2002, the fair value of foreign currency exchange contracts was approximately $1 million and we did not have any interest rate derivative contracts.

Equity in Gains (Losses) of Affiliates

Equity in losses of affiliates totaled $9 million in 2002, compared to losses of $61 million in 2001, primarily due to the consolidation of the investment in our subsidiaries, Avanade Inc. and Accenture HR Services (formerly e-peopleserve), commencing as of January 1, 2002 and March 1, 2002, respectively, which were previously accounted for under the equity method.

Provision for Taxes

The effective tax rate for 2002 was 46%. Excluding certain charges for investment write-downs, the effective tax rate for 2002 was 38%. On a pro forma as adjusted basis, the effective tax rate for 2001 was 40%. The actual effective tax rate for 2001 is not comparable to the effective tax rate for 2002 because, prior to May 31, 2001, we operated as a series of related partnerships and corporations and, therefore, generally did not pay income taxes as a corporation.

Minority Interest

Minority interest was $332 million in 2002. Minority interest for 2002 decreased $213 million, or 39%, from the pro forma as adjusted minority interest for 2001, and decreased as a percentage of income from 59% to 58%. The pro forma as adjusted minority interest in 2001 was based on the assumption that the 59% minority interest as of August 31, 2001 existed throughout that fiscal year. In 2002, minority interest declined from 59% at the beginning of 2002 to 53% as of August 31, 2002, primarily as a result of transactions associated with a secondary offering of Accenture Ltd shares in May 2002.

Cumulative Effect of Accounting Change

In 2001, the adoption of SFAS 133 resulted in cumulative income of $188 million on September 1, 2000 representing the cumulative unrealized gains resulting from changes in the fair market value of equity holdings considered to be derivatives.

Earnings Per Share

Diluted earnings per share in 2002 was 56 cents. Historical earnings per share was not determinable in respect of periods ended on or prior to May 31, 2001 because Accenture operated as a series of related partnerships. Pro forma diluted earnings per share in 2001, adjusted to include partner compensation expense and to exclude items related to our transition to a corporate structure, was 91 cents.

In 2002, diluted earnings per share excluding gains and losses on investments and restructuring costs related to office space consolidation, was 91 cents, up 7% from pro-forma earnings per share excluding net investment gains and losses of 85 cents in 2001.

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

Our Communications & High Tech market unit achieved revenues before reimbursements of $3,238 million in 2001, an increase of 15% over 2000, primarily due to strong growth in our Communications and Electronics & High Tech industry groups in North America. Operations in Europe and Latin America also experienced significant growth. Our Financial Services market unit achieved revenues before reimbursements of $2,894 million in 2001, an increase of 14% over 2000, primarily due to strong growth in our Banking industry group in Europe and North America and our Health industry group in North America. Our Government market unit achieved revenues before reimbursements of $1,003 million in 2001, an increase of 26% over 2000, primarily driven by strong growth in North America and the United Kingdom. Our Products market unit achieved revenues before reimbursements of $2,357 million in 2001, an increase of 22% over 2000, as a result of strong growth in our Retail and Consumer Goods & Services industry groups in Europe. Our Resources market unit achieved revenues before reimbursements of $1,933 million in 2001, an increase of 16% over 2000, as a result of strong growth in the Chemicals, Forest Products, Metals & Mining and Utilities industry groups in North America.

Operating Expenses

Operating expenses in 2001 were $12,366 million, an increase of $3,121 million, or 34%, over 2000 and an increase as a percentage of revenues from 82% in 2000 to 95% in 2001.

Pro forma as adjusted operating expenses were $11,610 million for 2001, an increase of $1,279 million, or 12%, over pro forma operating expenses of $10,331 million for 2000 and a decrease as a percentage of revenues from 91% in 2000 to 89% in 2001.

We continue to implement long-term and short-term cost-management initiatives aimed at keeping overall growth in operating expenses less than the growth in revenues. The long-term initiatives focus on global reductions in infrastructure costs. Such infrastructure costs primarily include occupancy costs, administrative expenses and information technology operating and development costs. In addition, the costs of delivering training have been reduced by moving toward Web-enabled and other lower cost distribution methods. The short-term initiatives focus on reducing variable costs, such as headcount in select administrative areas, and limiting travel and meeting costs.

Cost of Services

Cost of services was $7,818 million in 2001, an increase of $753 million, or 11%, over 2000 and a decrease as a percentage of revenues from 63% in 2000 to 60% in 2001. Cost of services before reimbursable expenses was $6,200 million in 2001, an increase of $714 million, or 13%, over 2000 and a decrease as a percentage of revenues before reimbursements from 56% in 2000 to 54% in 2001. This decrease as a percentage of revenues and revenues before reimbursements resulted from increased demand for our services and lower employee compensation costs resulting from the promotion of 1,286 employees to partner effective September 1, 2000. The increase in partner admissions was designed to incentize our professionals at an earlier stage in their careers with us.

Pro forma as adjusted cost of services before reimbursable expenses was $6,925 million in 2001, an increase of $798 million, or 13%, over pro forma cost of service before reimbursable expenses of $6,127 million for 2000 and a decrease as a percentage of revenues from 54% in 2000 to 53% in 2001. This decrease as a percentage of revenues can be attributed primarily to a favorable mix in the composition of our workforce, reduced costs related to recruiting and training and redirected efforts to sales and marketing in the second half of 2001. Lower attrition has enabled us to retain a more experienced workforce, which commands a higher margin. While overall employee chargeability declined in 2001 versus 2000, chargeable hours for our experienced employees as a percentage of total chargeable hours has increased. Lower attrition has enabled us to reduce our expenditures in recruiting, and the move to Web-enabled and other lower cost distribution methods has reduced our costs of delivering training.

Sales and Marketing

Sales and marketing expense was $1,217 million in 2001, an increase of $334 million, or 38%, over 2000 and an increase as a percentage of revenues from 8% in 2000 to 9% in 2001.

Pro forma as adjusted sales and marketing expense was $1,507 million in 2001, an increase of $320 million, or 27%, over pro forma sales and marketing expense of $1,187 million in 2000 and an increase as a percentage of revenues from 10% in 2000 to 12% in 2001.

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

Pro forma as adjusted general and administrative expenses were $1,560 million in 2001, an increase of $122 million, or 8%, over pro forma general and administrative expenses of $1,438 million in 2000 and a decrease as a percentage of revenues from 13% in 2000 to 12% in 2001.

Our short-term cost-management initiatives in this period of significant growth in revenues enabled us to reduce general and administrative expenses as a percentage of revenues.

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

Restricted Share Unit-based Compensation

Grants of Accenture Ltd’s restricted share units to partners, former partners and employees resulted in compensation cost of $967 million in the quarter ended August 31, 2001. These costs are excluded from our pro forma as adjusted financial results as they are considered to be one-time items.

Operating Income

Operating income was $696 million in 2001, a decrease of $1,390 million, or 67%, from 2000 and a decrease as a percentage of revenues from 18% in 2000 to 5% in 2001. Operating income decreased as a percentage of revenues before reimbursements from 21% in 2000 to 6% in 2001.

Pro forma adjusted operating income was $1,452 million in 2001, an increase of $452 million, or 45%, over pro forma operating income of $1,000 million in 2000 (which reflects the effects of $1,086 million of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 1999) and an increase as a percentage of revenues from 9% in 2000 to 11% in 2001. Pro forma as adjusted operating income increased as a percentage of revenues before reimbursements from 10% in 2000 to 13% in 2001.

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

Equity in Losses of Affiliates

Equity in losses of affiliates was a $61 million loss in 2001, compared to a $46 million loss in 2000. In 2001, amortization of a negative basis difference arising on the formation of a joint venture of $32 million was reflected as a component of equity in losses of affiliates, compared to $1 million in 2000.

Provision for Taxes

Taxes were $503 million in 2001, an increase of $260 million over 2000. Pro forma as adjusted taxes were $614 million in 2001, a decrease of $30 million, or 5% over pro forma taxes of $644 million in 2000 (which reflects an adjustment of $401 million for an estimated income tax provision as if we had operated in a corporate structure at a pro forma tax rate of 40%). This decrease was due to lower pro forma as adjusted income before taxes for 2001 as compared to 2000. Net deferred tax assets totaling $300 million at August 31, 2001 have been recognized following our transition to a corporate structure. These net deferred tax assets included a valuation allowance of $76 million, relating to our ability to recognize the tax benefits associated with capital losses on certain U.S. investments and with specific tax net operating loss carryforwards and tax credit carryforwards of certain non-U.S. operations. Management concluded that the realizability of the remaining net deferred tax assets is more likely than not.

Minority Interest

Minority interest was a credit of $577 million in 2001, which represents minority interest since our transition to a corporate structure as of May 31, 2001. Minority interest on a pro forma as adjusted basis was an expense of $545 million for 2001, or a 5% decrease over pro forma minority interest expense of $571 million in 2000 (which is based on the assumption that minority interests as of August 31, 2001 existed throughout 2000).

Cumulative Effect of Accounting Change

The adoption of SFAS 133 resulted in cumulative income of $188 million on September 1, 2000, which represents the cumulative unrealized gains resulting from changes in the fair market value of equity holdings considered to be derivatives by that statement.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, debt capacity available under various credit facilities and available cash reserves. Cash flow generated by operating activities in 2002 totaled $1,063 million. Cash and cash equivalents was $1,317 million at August 31, 2002 and total debt was $67 million. We may also be able to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions; or

•	respond to competitive pressures.

Prior to our transition to a corporate structure on May 31, 2001, we historically relied on cash flow from operations, partner capital contributions and bank credit facilities to satisfy our liquidity and capital requirements. In addition, a portion of the distributions to our partners was made on a deferred basis, which significantly strengthened our working capital and enabled us to limit our external borrowings.

Our balance of cash and cash equivalents was $1,317 million and $1,880 million at August 31, 2002 and 2001, respectively, a decrease of $563 million, or 30%. The decrease is largely attributable to distributions of partnership income earned in periods prior to our transition to a corporate structure and purchases of treasury shares. Our balance of cash and cash equivalents at August 31, 2001 increased $609 million or 48% from $1,271 million at August 31, 2000. This increase is largely attributable to proceeds from the initial public offering of Accenture Ltd Class A common shares, earnings and the sale of marketable securities, which were partially offset by distributions to partners, return of capital to partners and purchases of equity investments.

Net cash provided by operating activities was $1,063 million in 2002, a decrease of $1,217 million from 2001. This decrease is largely due to lower net income in 2002 as compared with 2001 partnership income before partner distributions and 2001 net income following our transition to a corporate structure. As a result of our transition to a corporate structure, net income includes partner compensation and income taxes not included in partnership income before partner distributions. Net cash used by investing activities was $248 million in 2002, a decrease of $163 million from 2001, due to lower capital expenditures and higher proceeds from the sale of property and equipment in 2002. Net cash used by financing activities was $1,415 million in 2002, a decrease of $248 million from 2001 primarily due to lower partner distributions in 2002.

Net cash provided by operating activities was $2,281 million for 2001, an increase of $150 million from 2000. Net cash used by investing activities was $411 million for 2001, a increase of $518 million over 2000 as proceeds from the sales of investments of $428 million were partially offset by purchases of new investments and by capital expenditures. Net cash used in financing activities was $1,167 million for 2001, a decrease of $867 million from 2000. This included net proceeds of $1,791 million from the initial public offering and sale of the Accenture Class A common shares in the fourth quarter of 2001 offset by earnings distributions to partners of $2,282 million, repayments of partners’ capital totaling $524 million, and a payment of $314 million to Andersen Worldwide and Arthur Andersen of amounts due in connection with the final resolution of arbitration.

On June 21, 2002 we entered into two new syndicated facilities of $537.5 million each providing unsecured revolving borrowing capacity for general working capital purposes. These replaced comparable $450 million and $420 million facilities. Similar to the prior facilities, the new facilities consist of 364-

day and three-year committed facilities. Financing is provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities require us to (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets and (2) maintain a debt to cash flow ratio not exceeding 1.75 to 1.00. We are in compliance with these terms. As of August 31, 2002, we had no borrowings under either facility and $21 million in letters of credit outstanding under the three-year facility.

We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of August 31, 2002, these facilities provided for up to $375 million of local currency financing in countries where we cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of August 31, 2002, amounts available under these facilities totaled $185 million. At August 31, 2002, we had $58 million outstanding under these various facilities. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

During 2000, 2001 and 2002 we invested $315 million, $378 million and $263 million, respectively, in capital expenditures, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We expect that our capital expenditures in fiscal 2003 will approximate 2002 spending levels.

During November 1999, we formed Accenture Technology Ventures to select, structure and manage a portfolio of equity investments. Accenture has made equity investments of $153 million, $326 million and $70 million during 2000, 2001 and 2002, respectively. See “Critical Accounting Policies and Estimates — Valuation of Investments” for a discussion of our plans with respect to our investment portfolio.

We also received $118 million and $7 million in 2001 and 2002, respectively, in equity from our clients as compensation for current and future services. Amounts ultimately realized from these equity securities may be higher or lower than amounts recorded on the measurement dates.

In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of August 31, 2000, 2001 and 2002, $223 million, $182 million and $265 million were outstanding for 14, 17 and 25 clients, respectively. These outstanding amounts are included in unbilled services and other non-current assets on our historical balance sheets.

On April 17, 2002, Accenture Ltd’s board of directors authorized the creation of a share employee compensation trust (“SECT”) and approved the contribution of up to $300 million to the SECT. At August 31, 2002, Accenture had contributed $300 million to the SECT. The SECT has made repurchases of 13 million Accenture Ltd Class A common shares totaling $221 million as of August 31, 2002. The remaining $79 million continues to be available to the SECT for share repurchases, and is segregated as restricted cash on the consolidated balance sheet at August 31, 2002.

In addition to our ongoing open-market share repurchases and the activities of the SECT, we expect to repurchase shares pursuant to our Share Management Plan. See “Certain Transactions and Relationships — Share Management Plan.” On July 11, 2002, Accenture Ltd’s board of directors authorized up to $600 million for use in repurchasing shares from our partners through 2005.

The cost of shares repurchased, not including those repurchased by the SECT, during the year ended August 31, 2002 was $327 million. The cost of shares repurchased by the SECT during the same period was $221 million. In certain countries we must use previously issued shares rather than newly issued shares to satisfy our obligations upon the maturity of a restricted share unit or the exercise of an option in order for the transaction to receive the available tax deductibility. We expect that we will use 10 million, 9 million and 6 million previously issued shares for these purposes in fiscal 2003, 2004 and 2005, respectively.

Obligations and Commitments

As of August 31, 2002, except for the payment to Andersen Worldwide/Arthur Andersen discussed below, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$8,605	$5,177	$3,428	$—	$—
Operating leases	2,091,795	255,454	412,909	313,641	1,109,800
Training facility services agreement	129,667	32,000	61,917	35,750	—
Payment to Andersen Worldwide/Arthur Andersen	190,290	190,290	—	—	—
Retirement obligations	308,787	44,047	51,100	78,589	135,051

In October 2002, Accenture and Arthur Andersen LLP renegotiated the service arrangements and training facility use arrangement they entered into in 2001. The new facility services agreement provides Accenture with the use of Arthur Andersen LLP’s training facility in St. Charles, Illinois, at market rates through July 1, 2007. Accenture and Arthur Andersen LLP have terminated the prior St. Charles facility services agreement, as well as the services agreements by which Arthur Andersen LLP and other Arthur Andersen firms were to provide services, including tax services, to Accenture and by which Accenture was to provide Arthur Andersen LLP and other Arthur Andersen firms with consulting services. The final payment by Accenture to Arthur Andersen LLP in connection with the termination of these agreements is within the amounts Accenture had previously accrued and will not have a material impact on Accenture’s income statement.

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

For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of August 31, 2001, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our financial instruments of $4 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would result in an increase in the fair value of our financial instruments of $4 million. As of August 31, 2002, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of our financial instruments of $1.5 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would result in an increase in the fair value of our financial instruments of $1.5 million.

Interest Rate Risk

During the last three years, the majority of our debt obligations have been short-term in nature and the associated interest obligations have floated relative to major interest rate benchmarks, such as the London Interbank Offered Rate. While we have not entered into any derivative contracts to hedge interest rate risks during this period, we may do so in the future.

The interest rate risk associated with our borrowing and investing activities at August 31, 2002 is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

Equity Price Risk

We have marketable equity securities that are subject to market price volatility. Marketable equity securities include common stock, warrants and options. Our investment portfolio includes warrants and options in both publicly traded and privately held companies. Warrants in public companies and those that can be net share settled in private companies are deemed derivative financial instruments and are recorded on the Consolidated Balance Sheet at fair value. The privately held investments are inherently risky because the markets for the technologies or products they develop are less established than those of most publicly traded companies and we may be unable to liquidate our investments if desired. Beginning September 1, 2000, warrants are deemed derivative financial instruments by SFAS 133. As such, they are recorded on the balance sheet at fair value with unrealized gains or losses recorded on the income statement. As of August 31, 2002, we owned marketable equity securities totaling $30 million. We have entered into a forward contract to offset the equity price risks associated with $17 million of options included in our marketable equity securities portfolio at August 31, 2002. Gains and losses associated with changes in the fair value of that forward contract offset changes in the fair value of the underlying options. As of August 31, 2002, the fair value of the underlying options was $17 million, while the forward contract had a cumulative net gain of approximately $43 million. The forward contract allows net cash settlement and is being accounted for as a derivative. Pursuant to SFAS 133, changes in the fair value of the forward contract are recorded on the income statement in the periods they arise and unrealized gains or losses are included in other current assets or other accrued liabilities.

The following analysis presents the hypothetical change in the fair value of our marketable equity securities at August 31, 2001 and 2002, assuming the same hypothetical price fluctuations of plus or minus 10%, 20% and 30%.

	Valuation of investments assuming indicated decrease			August 31, 2001 fair value	Valuation of investments assuming indicated increase
	-30%	-20%	-10%		+10%	+20%	+30%
	(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	$60,618	$69,278	$77,937	$86,597	$95,257	$103,916	$112,576

	Valuation of investments assuming indicated decrease			August 31, 2002 fair value	Valuation of investments assuming indicated increase
	-30%	-20%	-10%		+10%	+20%	+30%
	(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	21,067	24,077	27,086	30,096	33,106	36,115	39,125

Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. Under the transition provisions of SFAS 142, goodwill acquired in business combinations for which the acquisition date is after June 30, 2001 are not to be amortized but will be subject to annual impairment reviews. The entire goodwill balance of $168 million at August 31, 2002 related to acquisitions subsequent to June 30, 2001. During fiscal 2003, we will perform the required impairment tests of goodwill. We do not expect adoption of SFAS 142 to materially affect our results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Exit or disposal activities addressed by the standard include one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date” for contract costs, and will require these liabilities to be measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and we plan to adopt on January 1, 2003. We do not expect adoption of SFAS 146 to materially affect our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1, Index to Combined and Consolidated Financial Statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table presents information regarding the directors and executive officers of Accenture Ltd.

Name	Age	Years with Accenture	Position with Accenture Ltd
Joe W. Forehand	54	30	Chief Executive Officer and Chairman of the Board of Directors
Stephan A. James	56	34	Chief Operating Officer and Director
Steven A. Ballmer	46	—	Director
Dina Dublon	49	—	Director
Karl-Heinz Flöther	50	23	Group Chief Executive — Financial Services Operating Group and Director
Joel P. Friedman	54	30	Director
William D. Green	49	24	Group Chief Executive — Communications & High Tech Operating Group and Director
Robert I. Lipp	64	—	Director
Blythe J. McGarvie	45	—	Director
Mark Moody-Stuart	62	—	Director
Masakatsu Mori	55	33	Director
Diego Visconti	53	26	Director
Wulf von Schimmelmann	55	—	Director
Jackson L. Wilson, Jr.	55	27	Corporate Development Officer and Director
Arnaud André	48	23	Managing Partner — People Matters & Enablement
R. Timothy S. Breene	53	7	Chief Strategy Officer and Group Chief Executive — Business Consulting Capability Group
Pamela J. Craig	45	23	Managing Partner — Global Business Operations
Mark Foster	43	18	Group Chief Executive — Products Operating Group
Gregg G. Hartemayer	49	26	Group Chief Executive — Technology & Outsourcing Capability Group
David R. Hunter	52	29	Group Chief Executive — Government Operating Group and Managing Partner — Asia Pacific
Jose Luis Manzanares	50	27	Managing Partner — Global Technology Solutions and Alliances
Michael G. McGrath	56	29	Chief Risk Officer
Gill Rider	48	23	Chief Leadership Officer
Douglas G. Scrivner	51	22	General Counsel, Secretary and Compliance Officer
Mary A. Tolan	42	20	Group Chief Executive — Resources Operating Group
Carlos Vidal	48	27	Managing Partner — Financial Services, NEWS Operating Unit; Country Managing Director, Spain; and Chairman, Partner Income Committee
Harry L. You	43	1	Chief Financial Officer

Joe W. Forehand has been Chairman of the Board of Directors since February 2001 and has been our Chief Executive Officer since November 1999. He currently serves as Chairman of our Management Committee, our Executive Committee and our Global Leadership Council. From June 1998 to November 1999, Mr. Forehand was responsible for our Communications & High Tech operating group. From September 1997 to June 1998, he was responsible for our Products operating group. From September 1994 to September 1997, Mr. Forehand was responsible for our Products group in the Americas.

Stephan A. James has been a Director since February 2001 and our Chief Operating Officer since July 2000. From November 1999 to June 2000, he was responsible for our Resources operating group. From September 1997 to October 1999, Mr. James was responsible for our Financial Services operating group. From September 1994 to September 1997, he was responsible for our Financial Services group in the Americas.

Steven A. Ballmer has been a Director since October 2001. He is chief executive officer and a director of Microsoft Corp., the world’s leading manufacturer of software for personal and business computing. Since joining Microsoft in 1980, Mr. Ballmer has headed several Microsoft divisions, including operations, operating systems development, and sales and support. He was promoted to president in July 1998 and was named CEO in January 2000, assuming full management responsibility for the company. Mr. Ballmer serves on the Nominating and Governance Committee of the Board of Directors.

Dina Dublon has been a Director since October 2001. She is executive vice president and chief financial officer of J.P. Morgan Chase & Co., a leading global financial services firm created by the merger of Chase Manhattan and J.P. Morgan & Co. Ms. Dublon is also a director and member of the compensation committee of the board of directors of The Hartford Financial Services Group, Inc. She spent most of her professional career with J.P. Morgan Chase & Co. and its predecessor merging firms, starting as a trader. Prior to being named CFO, she held numerous other positions, including senior vice president and corporate treasurer; managing director of the Financial Institutions Division; and senior vice president of corporate finance. Ms. Dublon serves on the Compensation Committee of the Board of Directors.

Karl-Heinz Flöther has been a Director since June 2001 and our Group Chief Executive   — Financial Services Operating Group since December 1999. From June 1998 to February 2000, he was the Country Managing Partner of our Germany practice. From September 1997 to December 1999, he was responsible for our banking practice in continental Europe. From September 1996 to September 1997, Mr. Flöther was responsible for our practice services in Western Europe.

Joel P. Friedman has been a Director since June 2001, Managing General Partner — Accenture Technology Ventures since March 2002 and Managing General Partner — Accenture Technology Ventures, Americas since May 2001. From 1997 to 2000, he was responsible for our Banking industry group globally. Mr. Friedman serves on the Nominating and Governance Committee of the Board of Directors.

William D. Green has been a Director since June 2001 and our Group Chief Executive  —   Communications & High Tech Operating Group since December 1999 and the Country Managing Director of our United States practice since August 2000. From September 1997 to December 1999, Mr. Green was responsible for our Resources operating group. From September 1996 to September 1997, he was responsible for our manufacturing group in the Americas. Mr. Green serves on the Compensation Committee of the Board of Directors.

Robert I. Lipp has been a Director since October 2001. He is chairman and chief executive officer of Travelers Property Casualty Co. Until December 2000, he was Vice Chairman and Member of the Office of the Chairman of Citigroup, Member of the Board of Directors, and CEO of Citigroup’s Global Consumer Business. He joined Travelers Group in 1986 and held a number of senior positions there, including the CEO and chairman title from 1993 to 2000. From 1991 to 1993 he served as CEO and chairman of CitiFinancial Credit Company. Mr. Lipp serves on the Audit Committee of the Board of Directors and as Lead Outside Director.

Blythe J. McGarvie has been a Director since October 2001. She is executive vice president and chief financial officer of BIC Group, one of the world’s leading manufacturers of writing instruments, correction fluids, disposable lighters and shavers. The company also manufactures sailboards. Ms. McGarvie is also a member of the board of directors of The Pepsi Bottling Group, Inc. Prior to joining BIC, she was senior vice president and CFO of Hannaford Bros. Co., a supermarket retailer, for five years. She has also held senior financial positions at Sara Lee Corp. and Kraft General Foods. Ms. McGarvie serves as the Chair of the Audit Committee of the Board of Directors.

Mark Moody-Stuart has been a Director since October 2001. He is former chairman of The Shell Transport and Trading Company and former chairman of the Committee of Managing Directors of the Royal Dutch/Shell Group of Companies. He was managing director of Shell Transport and a managing director of Royal Dutch/Shell Group, a major global oil and gas enterprise, from 1991 to 2001. Mr. Moody-Stuart is a director of HSBC Holdings PLC, Shell Transport & Trading PLC and Anglo American plc. Mr. Moody-Stuart serves as the Chairman of the Compensation Committee and on the Nominating and Governance Committee of the Board of Directors.

Masakatsu Mori has been a Director since June 2001. He has been the Country Managing Partner of our Japan Practice (now the Country Managing Director, Japan) since 1989. Mr. Mori serves on the Nominating and Governance Committee of the Board of Directors.

Diego Visconti has been responsible for our Communications & High Tech operating unit in Europe and Latin America since 1995 and has been a Director since June 2001. From 1997 until May 2002, he was also the Country Managing Partner of our Italy practice.

Wulf von Schimmelmann has been a Director since October 2001. He is chief executive officer of Deutsche Postbank AG, Germany’s largest independent retail bank and among the largest commercial banks in the German market. He is also a member of the board of directors of Deutsche Post World Net Group. Mr. von Schimmelmann serves as the Chairman of the Nominating and Governance Committee and on the Audit Committee of the Board of Directors.

Jackson L. Wilson, Jr. has been a Director and our Corporate Development Officer since February 2001. He was the Managing General Partner — Accenture Technology Ventures, our venture capital business, from November 1999 to March 2002. From June 1997 to November 1999, he was responsible for our operating groups. From June 1995 to June 1997, Mr. Wilson was responsible for industry markets strategies and market and technology solutions.

Arnaud André has been our Managing Partner — People Matters & Enablement since September 2000. From September 1997 to August 2000, he was responsible for the development of our health services market in continental Europe. Prior to September 1997, Mr. André led our Change Management competency in France and the Benelux countries.

R. Timothy S. Breene has been our Chief Strategy Officer and Group Chief Executive   — Business Consulting Capability Group since March 2002. From August 2000 to March 2002 he was

Managing Partner — Global Service Lines. From December 1999 to August 2000, he was responsible for our capabilities development organization. From May 1998 to January 2000, Mr. Breene was responsible for our strategic services practice worldwide. From October 1997 to May 1998, he was responsible for our strategic services practice in our Products operating group. From June 1995 to October 1997, Mr. Breene was a client partner.

Pamela J. Craig has been our Managing Partner — Global Business Operations since June 2001. From February 2000 to June 2001, she was responsible for our Media & Entertainment industry group globally and was also a general partner in Accenture Technology Ventures Japan. From August 1998 to November 2000, Ms. Craig was responsible for our Media & Entertainment global operating unit. From 1996 to August 1998, she was responsible for our Media & Entertainment group in North America.

Mark Foster has been our Group Chief Executive — Products Operating Group since March 2002. From September 2000 to March 2002 he was responsible for our Products operating group in Europe. From August 1999 to September 2000 Mr. Foster was global managing partner of our Automotive, Industrial and Travel & Transportation industry groups. From May 1999 to August 1999 he was the head of our Pharmaceuticals & Medical Products client group in Europe. From September 1997 to May 1999 Mr. Foster was the managing partner of our Change Management competency in our Pharmaceuticals & Medical Products industry group. From 1994 to September 1997 he was a client partner with responsibility for clients in the pharmaceuticals, food manufacturing, consumer goods and retail industries.

Gregg G. Hartemayer has been our Group Chief Executive — Technology & Outsourcing Capability Group since March 2002. He was our Group Chief Executive — Products Operating Group from July 1998 to March 2002. From September 1997 to July 1998, Mr. Hartemayer was responsible for the consumer industry group within our Products operating group. From May 1996 to September 1997, he was responsible for the consumer industry group for the Americas.

David R. Hunter has been our Group Chief Executive — Government Operating Group since September 1997 and our Managing Partner — Asia Pacific since April 2002. From 1994 to September 1997, he was responsible for our Government industry group.

Jose Luis Manzanares has been our Managing Partner — Global Technology Solutions and Alliances since April 2002. He was our Managing Partner — Geographic Services & CIO Organization from December 1999 to April 2002. From September 1997 to December 1999, he was responsible for competency-related operations across Europe, the Middle East, Africa and India. From 1990 to September 1997, Mr. Manzanares was the chief executive officer of Coritel, S.A., an information technology services company and wholly owned subsidiary of Accenture.

Michael G. McGrath has been our Chief Risk Officer since March 2002. He was our Capital Risk Officer from November 2001 to March 2002. He was our Treasurer from June 2001 to November 2001. From September 1997 to June 2001, Mr. McGrath was our Chief Financial Officer. From 1992 to September 1997, he was responsible for quality and practice methodologies.

Gill Rider has been our Chief Leadership Officer since March 2002. From July 2000 to March 2002, Ms. Rider had responsibility for our Resources operating unit in Europe, the Middle East, Africa and Latin America. From 1999 to 2000 she was chairman of our UK and Ireland geographic unit. From 1996 to 1999 she had operational responsibility for our Utilities group in Europe and South Africa.

Douglas G. Scrivner has been our General Counsel and Secretary since January 1996 and Compliance Officer since September 2001.

Mary A. Tolan has been our Group Chief Executive — Resources Operating Group since August 2000. From December 1999 to August 2000, she was responsible for our firmwide strategy. From August 1998 to December 1999, Ms. Tolan was responsible for our Retail industry group globally and for an operating unit within the Products operating group. From April 1996 to August 1998, she was responsible for our Retail industry group in North America.

Carlos Vidal has been our Managing Partner — Financial Services, NEWS Operating Unit, which includes the UK and Ireland, since 2002, and Italy, Greece, Eastern Europe, Latin America and Spain, since 2000. In addition, Mr. Vidal has been our Country Managing Director, Spain since 1998, Chairman of the Geographic Council for Spain, Portugal, South Africa, Nigeria and Israel since 2000 and Chairman of the Partner Income Committee since December 2001. From September 1995 to October 1997 he was responsible for our consulting services across all industries in Spain, Portugal and Italy.

Harry L. You has been our Chief Financial Officer since June 2001. From March 1996 to June 2001, he was a Principal in the General Industrial Group and then a Managing Director at Morgan Stanley, responsible for the Computer and Business Services Group in the Investment Banking Division.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors, executive officers and 10% shareholders are required within a prescribed period of time to report to the Securities and Exchange Commission transactions and holdings in Accenture Ltd Class A common shares and Class X common shares. Our directors and executive officers are also required to report transactions and holdings in Accenture SCA Class I common shares. Based solely on a review of the copies of such forms received by us and on written representations from certain reporting persons that no annual corrective filings were required for those persons, we believe that, except as previously reported in our proxy statement for the 2002 Annual General Meeting of Shareholders, during fiscal year 2002 all these filing requirements were timely satisfied.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for fiscal 2002, 2001 and 2000, the compensation for such periods for our chief executive officer and for each of our four most highly compensated executive officers, other than the chief executive officer, serving as executive officers at the end of fiscal 2002. These five persons are referred to, collectively, as the “Named Executive Officers.”

		Annual Compensation			Long-Term Compensation Awards
	Year	Salary(1) ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Share Unit Award(s) ($)	Securities Underlying Options (#)	All Other Compensation ($)
Joe W. Forehand	2002	2,112,000	40,624	—	—	—	—
Chief Executive Officer and	2001	5,294,095	—	—	—	—	—
Chairman of the Board of Directors	2000	4,000,000	—	—	—	—	—
Jackson L. Wilson, Jr.	2002	1,848,000	35,546	—	—	—	—
Corporate Development Officer	2001	4,395,697	—	—	—	—	—
	2000	4,600,000	—	—	—	—	—
Stephan A. James	2002	1,782,000	34,277	—	—	—	—
Chief Operating Officer	2001	4,476,101	—	—	—	—	—
	2000	4,200,000	—	—	—	—	—
Michael G. McGrath	2002	1,716,000	33,007	—	—	—	—
Chief Risk Officer	2001	4,309,092	—	—	—	—	—
	2000	3,900,000	—	—	—	—	—
W\illiam D. Green	2002	1,518,000	29,199	—	—	—	—
Group Chief Executive —	2001	3,317,096	—	—	—	—	—
Communications & High Tech	2000	3,500,000	—	—	—	—	—
Operating Group

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

Compensation Committee Interlocks and Insider Participation

For fiscal 2002, our partners’ compensation, including the compensation of our executive officers, was determined based on the “unit” level of the individual partner. At the beginning of fiscal 2002, a partners’ income committee, consisting of our chief executive officer and 54 partners he appointed, reviewed evaluations and recommendations concerning the performance of partners and determined relative levels of compensation, or unit allocation. Based on its review, the committee prepared a partners’ income plan, which was then submitted to the partners for their approval. Following approval, the plan was submitted to the board of directors as a recommendation with respect to the unit allocation of the chief executive officer and the other principal executive officers of Accenture Ltd. The board of directors approved the unit allocation of the chief executive officer and the other principal executive officers pursuant to the partners’ income plan in September 2001. Our compensation committee was formed in October 2001.

As part of Accenture’s budgeting process, the board of directors approves budgeted amounts for Accenture’s results and cash compensation to the partners, with each partner receiving his or her compensation based on his or her unit allocation. Accenture pays a portion of the total budgeted compensation to partners as a fixed component of compensation and may pay the remainder of the budgeted amount, or more, as a bonus based on actual operating results compared to budgeted amounts.

Mr. Moody-Stuart, Mr. Green and Ms. Dublon served as members of the compensation committee in 2002. Mr. Green is an executive officer of Accenture Ltd.

Compensation of Outside Directors

Each director who is not an employee of Accenture Ltd or its subsidiaries receives an annual retainer of $50,000, which may be deferred in whole or in part, through receipt of fully-vested restricted share units; an initial grant of an option to purchase 25,000 Class A common shares upon election to the board of directors; and an annual grant of an option to purchase 10,000 Class A common shares. Each grant of options will vest fully after one year (or sooner upon death, disability or involuntary termination, or removal from the board of directors) and will generally expire after 10 years. Robert I. Lipp has received an additional annual retainer of $75,000 for his service as Lead Outside Director, and Steven A. Ballmer has elected not to receive compensation for his service as a director.

Employment Contracts

Each of our Chief Executive Officer and our four most highly compensated named executive officers has entered into an annual employment agreement which is renewed automatically. The employment agreements, which are standard employment contracts for Accenture partners, provide that these executive officers will receive compensation as determined by Accenture. Pursuant to the employment agreements, each of the executive officers have also entered into a non-competition agreement whereby each agreed that, for a specified period, he or she will not (1) associate with and engage in consulting services for any competitive enterprise or (2) solicit or assist any other entity in soliciting any client or prospective client for the purposes of providing consulting services, perform consulting services for any client or prospective client, or interfere with or damage any relationship between us and a client or prospective client. In addition, each of the executive officers has agreed that for the restricted period he or she will not solicit or employ any Accenture employee or any former employee who ceased working for us within an eighteen-month period before or after the date on which the partner’s employment with us or our affiliates terminated.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of More than Five Percent

As of October 29, 2002, the only persons known by us to be beneficial owners of more than 5% of Accenture Ltd’s Class A or Class X common shares were as follows:

	Accenture Ltd Class A common shares		Accenture Ltd Class X common shares		Percentage of the total number of Class A and Class X common shares beneficially owned
Name and Address of Beneficial Owner	shares beneficially owned	% of shares beneficially owned	shares beneficially owned	% of shares beneficially owned
Parties to the voting provisions of the
Voting Agreement c/o Accenture Ltd Cedar House, 41 Cedar Avenue Hamilton HM12, Bermuda (1)	174,976,445	42.5%	466,770,257	89.1%	68.6%

Stichting Naritaweg I
Naritaweg 155 1043 BW Amsterdam The Netherlands	—	—	30,863,299	5.9%	3.3%

Stichting Naritaweg II
Naritaweg 155 1043 BW Amsterdam The Netherlands	—	—	38,354,588	7.3%	4.1%

(1)
Each party to the Voting Agreement disclaims beneficial ownership of the shares subject to the Voting Agreement owned by any other party to the agreement. See “Certain Transactions and Relationships — Voting Agreement.”

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

As of October 29, 2002, Accenture SCA, certain of its wholly-owned subsidiaries and the Accenture Share Employee Compensation Trust directly and indirectly beneficially owned an aggregate of 28,122,237 Accenture Ltd Class A common shares, or 6.3% of the outstanding Class A common shares. Accenture SCA, these subsidiaries and the Accenture Share Employee Compensation Trust expect to exercise their power to vote or direct the vote of the Class A common shares beneficially owned by them in a manner which will have no impact on the outcome of any vote of the shareholders of Accenture Ltd.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of October 29, 2002, information regarding beneficial ownership of Accenture Ltd Class A and Class X common shares and of Accenture SCA Class I common shares held by (1) each of our directors and executive officers named in the Summary Compensation table in this Annual Report on Form 10-K and (2) all of our directors and executive officers as a group. To our knowledge, except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to the shares beneficially owned by them. For purposes of the table below “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire within 60 days after October 29, 2002. For purposes of computing the percentage of outstanding Accenture Ltd Class A and/or Class X common shares and/or Accenture SCA Class I common shares held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this Annual Report on Form 10-K are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Accenture SCA Class I common shares			Accenture Ltd Class A common shares			Accenture Ltd Class X common shares			Percentage of the total number of Class A and Class X common shares beneficially owned
Name	shares beneficially owned	% of shares beneficially owned		shares beneficially owned	% of shares beneficially owned		shares beneficially owned	% of shares beneficially owned
Directors, director nominees and named executive officers:
Joe W. Forehand (1)(2)	1,406,889	*	%	1,000	**	%	1,406,889	***	%	****	%
Stephan A. James (1)(2)	1,148,676	*		—	**		1,148,676	***		****
Steven A. Ballmer	—	*		—	**		—	***		****
Dina Dublon (3)	—	*		27,977	**		—	***		****
Karl-Heinz Flöther (1)	—	*		852,247	**		—	***		****
Joel P. Friedman (1)(2)	810,257	*		—	**		810,257	***		****
William D. Green (1)(2)	1,000,947	*		—	**		1,000,947	***		****
Robert I. Lipp (3)	—	*		157,442	**		—	***		****
Blythe J. McGarvie (3)	—	*		27,977	**		—	***		****
Mark Moody-Stuart (3)	—	*		27,977	**		—	***		****
Masakatsu Mori (1)	—	*		892,495	**		—	***		****
Wulf von Schimmelmann (3)	—	*		27,977	**		—	***		****
Diego Visconti (1)(2)	870,582	*		—	**		—	***		****
Jackson L. Wilson, Jr. (1)(2)	1,127,063	*		—	**		1,127,063	***		****
Michael G. McGrath (1)(2)	1,057,938	*		—	**		1,057,938	***		****
All directors, director nominees and executive officers as a group (27 persons)	14,859,220	1.6%		3,566,123	0.9%		12,221,400	2.3%		1.7%

*	Less than 1% of Accenture SCA’s Class I common shares outstanding.
**	Less than 1% of Accenture Ltd’s Class A common shares outstanding.
***	Less than 1% of Accenture Ltd’s Class X common shares outstanding.
****	Less than 1% of the total number of Accenture Ltd’s Class A common shares and Class X common shares outstanding.
(1)
c/o Accenture, 1661 Page Mill Road, Palo Alto, California 94304 USA. Excludes the common shares subject to the voting agreement referred to below that are owned by other parties to the voting agreement. Each of Joe W. Forehand, Stephan A. James, Karl-Heinz Flöther, Joel P. Friedman, William D. Green, Masakatsu Mori, Diego Visconti, Jackson L. Wilson, Jr. and Michael G. McGrath is a party to the Voting Agreement. Each of these individuals, however, disclaims beneficial ownership of the common shares subject to the voting agreement other than those specified above for him individually. See “Certain Transactions and Relationships — Voting Agreement”.

(2)
Subject to contractual transfer restrictions, Accenture SCA is obligated, at the option of the holder of its shares and at any time, to redeem any outstanding Accenture SCA Class I common shares held by the holder. The redemption price per share generally is equal to the market price of an Accenture Class A common share at the time of the redemption. Accenture SCA has the option to pay this redemption price with cash or by delivering Accenture Class A common shares on a one-for-one basis. Each time an Accenture SCA Class I common share is redeemed from a holder, Accenture has the option, and intends to, redeem an Accenture Class X common share from that holder, for a redemption price equal to the par value of the Accenture Class X common share, or $.0000225.

(3)	Includes 25,000 Class A common shares that could be acquired through the exercise of share options within 60 days from October 29, 2002.

Equity Compensation Plan Information

The following table sets forth, as of August 31, 2002, certain information related to our compensation plans under which Class A common shares of Accenture Ltd may be issued.

Plan category	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance (excluding securities reflected in 1st column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	149,438,627	(1)	$8.49	214,061,842
2001 Employee Share Purchase Plan	0		N/A	68,887,401	(2)
Equity compensation plans not approved by shareholders	0		N/A	0

Total	149,438,627			282,949,243

(1)	Includes 86,131,490 options, with a weighted average exercise price of $14.73 per share, and 63,307,137 restricted share units.
(2)
Since August 31, 2002, an additional 6,376,119 Class A common shares were issued as of September 30, 2002 at the conclusion of the offering period under the 2001 Employee Share Purchase Plan that commenced on April 1, 2002.

ITEM 13.     CERTAIN TRANSACTIONS AND RELATIONSHIPS

Reorganization and Related Transactions

We completed a number of transactions in fiscal 2001 and 2002 in order to have Accenture assume a corporate structure. The principal reorganization transactions and related transactions are summarized below.

•
Our partners received shares in our global corporate structure in lieu of their interests in our local business operations. Our partners in Australia, Denmark, France, Italy, Norway, Spain, Sweden and the United States received Accenture SCA Class I common shares in lieu of their interests in our local operations in those countries. Our partners in Canada and New Zealand received Accenture Canada Holdings exchangeable shares in lieu of their interests in our local operations in those countries. Our partners elsewhere received Accenture Ltd Class A common shares in lieu of their interests in our local operations in the relevant countries. Most of our partners receiving Accenture SCA Class I common shares or Accenture Canada Holdings exchangeable shares received a corresponding number of Accenture Ltd Class X common shares.

•	In connection with our transition to a corporate structure, each partner’s paid-in capital was returned to that partner.

•	We distributed to our partners earnings undistributed as of the date of the consummation of our transition to a corporate structure.

Share Management Plan

We recognize the need to address three important objectives related to the ownership of Accenture Ltd Class A common shares: increased public float, broader ownership of the Accenture Ltd Class A common shares and the orderly entry of Accenture Ltd Class A common shares held by our partners into the market. We also recognize the needs of our partners to diversify their portfolios and to achieve additional liquidity over time. To balance these objectives, and to effectively incentivize our current and future partners, we have implemented a number of arrangements which we refer to collectively as our Share Management Plan and which currently include the components described below.

Common Agreements

Following are descriptions of the material terms of the Accenture Ltd common agreement and the Accenture SCA common agreement, the forms of which have been filed as exhibits to this Annual Report on Form 10-K.

Accenture Ltd Common Agreement

Accenture Ltd and certain of the covered persons under the voting agreement described below under “— Voting Agreement” have entered into a common agreement, and each other person who becomes a partner in the future will be required to enter into the common agreement, under which each such covered person agrees not to transfer any of his or her covered shares under the voting agreement until July 24, 2005, except:

•	to participate as a seller in underwritten public offerings, share repurchases, sales or redemptions or other transactions, in each case as approved in writing by Accenture Ltd; and/or

•
to estate and/or tax planning vehicles, family members and charitable organizations that become bound by the terms of the common agreement, in each case as approved in writing by Accenture Ltd as further described below under “— Approved Family Transfers.”

Notwithstanding these limitations, a covered person may (1) exchange Accenture Canada Holdings exchangeable shares for Accenture Ltd Class A common shares and (2) pledge his or her covered shares subject to the terms described under “— Voting Agreement — Transfer Restrictions” below. These limitations are not affected by a covered person’s retirement status.

Partners and former partners party to the voting agreement continue to be subject to the voting agreement, including provisions that require covered persons to comply with share transfer restrictions imposed by Accenture from time to time in connection with offerings of Accenture Ltd securities, whether or not they enter into the Accenture Ltd common agreement.

Accenture SCA Common Agreement

Accenture SCA and certain of the covered persons under the transfer rights agreement described below under “— Accenture SCA Transfer Rights Agreement” have entered into a common agreement under which each such covered person agrees not to transfer any of his or her covered shares under the transfer rights agreement until July 24, 2005, except:

•
to participate as a seller in underwritten public offerings, share repurchases, sales or redemptions or other transactions, in each case as approved in writing by Accenture SCA or Accenture Ltd; and/or

•
to estate and/or tax planning vehicles, family members and charitable organizations that become bound by the terms of the common agreement, in each case as approved in writing by Accenture SCA or Accenture Ltd as further described below under “— Approved Family Transfers.”

Notwithstanding these limitations, (1) a covered person may redeem Accenture SCA Class I common shares, provided that any securities that may be received by such covered person in respect of such redemption shall be subject to the above-described restrictions on transfer and (2) at any time after May 31, 2004, covered persons may require Accenture SCA to redeem their Class I common shares for a redemption price per share generally equal to the lower of the market price of an Accenture Ltd Class A common share and $1, and a covered person may pledge his or her covered shares, in each case subject to the terms described under “— Accenture SCA Transfer Rights Agreement — Transfer Restrictions” below. These limitations are not affected by a covered person’s retirement status.

We expect that any transfers described above will be approved under Accenture SCA’s articles of association.

Partners and former partners party to the transfer rights agreement continue to be subject to the transfer rights agreement, whether or not they enter into the Accenture SCA common agreement.

Approved Family Transfers

We intend to approve estate and/or tax planning strategies that will allow the value of a partner’s shares to be transferred to a partner’s heirs or charitable donees in tax efficient manners directly or indirectly through tax planning vehicles which may reduce estate, gift, wealth, or income taxes of either the partner or the recipient of the shares. We expect these strategies to be implemented with minimal involvement or expense by Accenture. Partners wishing to use these approved family transfers will be required to work with identified local tax and legal advisors to assure that the transfers comply with Accenture’s requirements.

We intend to impose conditions on these transfers, such as requiring that (1) any transferee be bound by the transfer restrictions of the common agreements, the voting agreement and/or the transfer rights agreement, as applicable, (2) sole voting power over transferred shares be retained by partners, and (3) Accenture be indemnified for any legal or tax liability arising from the use of the approved family transfer. Approved family transfers will only be permitted to the extent that such transfers do not impair the required collateral of shares previously pledged by partners pursuant to the applicable non-competition agreement.

Quarterly Partner Share Transactions

Commencing in calendar year 2002, we expect to enable partners and former partners who are bound by the common agreements with quarterly opportunities to sell or redeem shares in transactions with us or third parties at or below market prices. These quarterly transactions are expected to include sales of Class A common shares pursuant to Rule 144 under the Securities Act by those of our partners and former partners holding these shares, as well as redemptions, repurchases or exchanges by Accenture of Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares from our partners and former partners holding these shares. These redemptions, repurchases and exchanges will be at ratable levels with the sales of Class A common shares by our partners and former partners pursuant to Rule 144. To be eligible for these opportunities, the transfer restrictions in the voting agreement or transfer rights agreement applicable to such shares must no longer be in effect. The number of covered shares a partner or former partner may be permitted to sell or redeem will be reduced by the number of covered shares sold by the partner or former partner in any underwritten public offering. Accenture Ltd’s board of directors has authorized up to $600 million for use in acquiring shares from our partners through 2005.

Partner Payments

We expect that certain of our partners and former partners will, any time they sell shares in Accenture-approved underwritten public offerings, pay to us an amount equal to 3% of the gross proceeds from the sale of the shares, less the amount of any underwriting discount. Similarly, certain of our partners and former partners participating in any quarterly share transactions will pay to us an amount equal to 3 1/2% of the gross proceeds, less any brokerage costs. We will apply these amounts to cover our expenses in connection with these transactions, with the excess being applied to fund the share employee compensation trust.

Accenture Share Employee Compensation Trust

In order to preserve Accenture’s partnership culture and sense of stewardship, we have created a share employee compensation trust to provide select Accenture employee benefits, such as equity awards to future partners. We may contribute any shares repurchased or acquired in connection with any of the various aspects of the Share Management Plan to the trust. The trust is consolidated in our financial statements.

Future Possibilities

We have designed the common agreements with the flexibility to accommodate changes and additions to the Share Management Plan. We will continue to review other opportunities that are compatible with the objectives of the Share Management Plan. These opportunities may include, among other things, strategies to permit partners to participate in Accenture-approved exchange funds and risk-management arrangements.

Voting Agreement

Following is a description of the material terms of the voting agreement, the form of which has been filed as an exhibit to this Annual Report on Form 10-K.

Persons and Shares Covered

Accenture Ltd and each of our partners who owns Accenture Ltd Class A or Class X common shares have entered into a voting agreement and each other person who becomes a partner will be required to enter into the voting agreement. We refer to the parties to the voting agreement, other than Accenture Ltd, as “covered persons.”

The Accenture Ltd shares covered by the voting agreement generally include (1) any Accenture Ltd Class X common shares that are held by a partner, (2) any Accenture Ltd Class A common shares beneficially owned by a partner at the time in question and also as of or prior to the initial public offering of the Accenture Ltd Class A common shares in July 2001 and (3) any Accenture Ltd Class A common shares if they are received from us while an employee, a partner or in connection with becoming a partner or otherwise acquired if the acquisition is required by us. We refer to the shares covered by the voting agreement as “covered shares.” Accenture Ltd Class A common shares purchased by a covered person in the open market or, subject to certain limitations, in an underwritten public offering, will generally not be subject to the voting agreement. When a covered person ceases to be an employee of Accenture, the shares held by that covered person will no longer be subject to the voting provisions of the voting agreement described below under “— Voting.”

Each partner elected after the initial public offering of the Accenture Ltd Class A common shares in July 2001 will agree in the voting agreement to own at least 5,000 Accenture Ltd Class A common shares by the end of the third year after that covered person becomes a partner and to hold at least that number of shares for so long as that covered person is a partner.

Transfer Restrictions

By entering into the voting agreement, each covered person has agreed, among other things, to:

•	except as described below, maintain beneficial ownership of his or her covered shares received on or prior to July 24, 2001 for a period of eight years thereafter;

•	maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to July 24, 2001 as long as he or she is an employee of Accenture; and

•	comply with certain additional transfer restrictions imposed by or with the consent of Accenture from time to time, including in connection with offerings of securities by Accenture Ltd.

Notwithstanding the transfer restrictions described in this summary, covered persons who continue to be employees of Accenture will be permitted to transfer a percentage of the covered shares received by them on or prior to July 24, 2001 and owned by them commencing on July 24, 2002 as follows:

Cumulative percentage of shares permitted to be transferred	Years after July 24, 2001
10%	1 year
25%	2 years
35%	3 years
45%	4 years
55%	5 years
65%	6 years
75%	7 years
100%	The later of (a) 8 years and (b) end of employment at Accenture

Partners retiring from Accenture at the age of 50 or above will be permitted to transfer covered shares they own on an accelerated basis commencing on July 24, 2002 as follows:

Age at retirement	Percentage of remaining transfer restricted shares permitted to be transferred
56 or older	100%
55	87.5%
54	75%
53	62.5%
52	50%
51	37.5%
50	25%

In addition, beginning on July 24, 2002, a retired partner who reaches the age of 56 will be permitted to transfer any covered shares he or she owns. Any remaining shares owned by retiring partners for which transfer restrictions are not released on an accelerated basis will be eligible to be transferred as if the retiring partner continued to be employed by Accenture.

Partners who became disabled before our transition to a corporate structure will be permitted to transfer all of their covered shares commencing on July 24, 2002. Partners who become disabled following our transition to a corporate structure will be subject to the general transfer restrictions applicable to our employees or, if disabled after the age of 50, will benefit from the accelerated lapses of transfer restrictions applicable to retired partners.

If Accenture approves in writing a covered person’s pledge of his covered shares to a lender, foreclosures by the lender on those shares, and any subsequent sales of those shares by the lender, are not restricted, provided that the lender must give Accenture a right of first refusal to buy any shares at the market price before they are sold by the lender.

All transfer restrictions applicable to a covered person under the voting agreement terminate upon death.

Notwithstanding the transfer restrictions described in this summary, Class X common shares of Accenture Ltd may not be transferred at any time, except upon the death of a holder of Class X common shares or with the consent of Accenture Ltd.

Accenture Canada Holdings exchangeable shares held by covered persons are also subject to the transfer restrictions in the voting agreement.

We expect that the above-described transfer restrictions will be waived to permit sales in underwritten public offerings, share repurchases or redemptions or other transactions approved by Accenture and to permit transfers to estate and/or tax planning vehicles approved by Accenture by those partners that have agreed to restrictions on any other transfers of their equity interests until July 24, 2005. See “— Share Management Plan” for a discussion of the terms of this restriction on transfer. For a description of the waiver provisions relating to these transfer restrictions, see “— Waivers and Adjustments” below.

Other Restrictions

The voting agreement also prevents covered persons who are employees of Accenture from engaging in the following activities with any person who is not a covered person who is an employee of Accenture or a director, officer or employee of Accenture:

•	participating in a proxy solicitation with respect to shares of Accenture;

•	depositing any covered shares in a voting trust or subjecting any of these shares to any voting agreement or arrangement;

•	forming, joining or in any way participating in a “group” that agrees to vote or dispose of shares of Accenture in a particular manner;

•	except as provided in the partner matters agreement, proposing certain transactions with Accenture;

•	seeking the removal of any member of the board of directors of Accenture Ltd or any change in the composition of Accenture Ltd’s board of directors;

•	making any offer or proposal to acquire any securities or assets of Accenture; or

•	participating in a call for any special meeting of the shareholders of Accenture Ltd.

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

As of May 15, 2002, our partners owned or controlled approximately 80% of the voting interest in Accenture Ltd. However, immediately following a recent offering of Accenture Ltd Class A common shares by Accenture Ltd and certain selling shareholders and the transactions related to the offering, our partners will own or control approximately 73% of the voting interest in Accenture Ltd, or approximately 72% if the underwriters in the offering exercise in full their option to purchase additional Accenture Ltd Class A common shares from Accenture Ltd.

So long as the covered shares owned by covered persons that are our employees represent a majority of the outstanding voting power of Accenture Ltd, partners from any one country will not have more than 50% of the voting power in any preliminary vote under the voting agreement.

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

Waivers and Adjustments

The transfer restrictions and the other provisions of the voting agreement may be waived at any time by the partners representatives to permit covered persons to:

•	participate as sellers in underwritten public offerings of common shares and tender and exchange offers and share repurchase programs by Accenture;

•	transfer covered shares to charities, including charitable foundations;

•	transfer covered shares held in employee benefit plans; and

•	transfer covered shares in particular situations (for example, to immediate family members and trusts).

Subject to the foregoing, the provisions of the voting agreement may generally be waived by the affirmative vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are our employees. A general waiver of the transfer restrictions also requires the consent of Accenture Ltd.

Administration and Resolution of Disputes

The terms and provisions of the voting agreement will be administered by the partners representatives, which will consist of persons who are both partners of Accenture and members of Accenture Ltd’s board of directors and who agree to serve in such capacity. The partners representatives will have the sole power to enforce the provisions of the voting agreement. No persons not a party to the voting agreement are beneficiaries of the provisions of the voting agreement.

Accenture SCA Transfer Rights Agreement

Following is a description of the material terms of the transfer rights agreement, the form of which has been filed as an exhibit to this Annual Report on Form 10-K.

Persons and Shares Covered

Accenture SCA and each of our partners who own shares of Accenture SCA have entered into a transfer rights agreement. We refer to parties to the transfer rights agreement, other than Accenture SCA, as “covered persons.”

The Accenture SCA shares covered by the transfer rights agreement generally include all Class I common shares of Accenture SCA owned by a covered person. We refer to the shares covered by the transfer rights agreement as “covered shares.”

Transfer Restrictions

The articles of association of Accenture SCA provide that shares of Accenture SCA (other than those held by Accenture Ltd) may be transferred only with the consent of the Accenture SCA supervisory board or its delegate, the Accenture SCA partners committee. In addition, by entering into the transfer rights agreement, each party (other than Accenture Ltd) agrees, among other things, to:

•	except as described below, maintain beneficial ownership of his or her covered shares received on or prior to July 24, 2001 for a period of eight years thereafter;

•	maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to July 24, 2001 as long as he or she is an employee of Accenture; and

•	comply with certain other transfer restrictions when requested to do so by Accenture.

Notwithstanding the transfer restrictions described in this summary, covered persons who continue to be employees of Accenture will be permitted to transfer a percentage of the covered shares received by them on or prior to July 24, 2001 and owned by them commencing on July 24, 2002 as follows:

Cumulative percentage of shares permitted to be transferred	Years after July 24, 2001
10%	1 year
25%	2 years
35%	3 years
45%	4 years
55%	5 years
65%	6 years
75%	7 years
100%	The later of (a) 8 years and (b) end of employment at Accenture

Partners retiring from Accenture at the age of 50 or above will be permitted to transfer covered shares they own on an accelerated basis commencing on July 24, 2002 as follows:

Age at retirement	Percentage of remaining transfer restricted shares permitted to be transferred
56 or older	100%
55	87.5%
54	75%
53	62.5%
52	50%
51	37.5%
50	25%

In addition, beginning on July 24, 2002, a retired partner who reaches the age of 56 will be permitted to transfer any covered shares he or she owns. Any remaining shares owned by retiring partners for which transfer restrictions are not released on an accelerated basis will be eligible to be transferred as if the retiring partner continued to be employed by Accenture.

Partners who became disabled before our transition to a corporate structure will be permitted to transfer all of their covered shares commencing on July 24, 2002. Partners who become disabled following our transition to a corporate structure will be subject to the general transfer restrictions applicable to our employees or, if disabled after the age of 50, will benefit from the accelerated lapses of transfer restrictions applicable to retired partners.

In addition, at any time after the third anniversary of the date of the consummation of our transition to a corporate structure, covered persons holding Accenture SCA Class I common shares may, without restriction, require Accenture SCA to redeem any Accenture SCA Class I common share held by such holder for a redemption price per share generally equal to the lower of the market price of an Accenture Ltd Class A common share and $1. Accenture SCA may, at its option, pay this redemption price in cash or by delivering Accenture Ltd Class A common shares.

If Accenture approves in writing a covered person’s pledge of his or her covered shares to a lender, foreclosures by the lender on those shares, and any subsequent sales of those shares by the lender, are not restricted, provided that the lender must give Accenture a right of first refusal to buy any shares at the market price before they are sold by the lender.

All transfer restrictions applicable to a covered person under the transfer rights agreement terminate upon death.

We expect that the above-described transfer restrictions will be waived to permit sales in underwritten public offerings, share repurchases or redemptions or transfers in other transactions approved by Accenture and to permit transfers to estate and/or tax planning vehicles approved by Accenture by those partners that have agreed to restrictions on any other transfers of their equity interests until July 24, 2005. See “— Share Management Plan” for a discussion of the terms of this restriction on transfer. For a description of the waiver provisions relating to these transfer restrictions, see “— Waivers and Adjustments” below.

Term and Amendment

The transfer rights agreement will continue in effect until the earlier of April 18, 2051 and the time it is terminated by the vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are our employees. The transfer restrictions will not terminate upon the expiration or termination of the transfer rights agreement unless they have been previously waived or terminated under the terms of the transfer rights agreement. The transfer rights agreement may generally be amended at any time by the affirmative vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are our employees. Amendment of the transfer restrictions also requires the consent of Accenture SCA.

Waivers and Adjustments

The transfer restrictions and the other provisions of the transfer rights agreement may be waived at any time by the Accenture SCA partners committee to permit covered persons to:

•	participate as sellers in underwritten public offerings of common shares and tender and exchange offers and share repurchase programs by Accenture;

•	transfer covered shares to charities, including charitable foundations;

•	transfer covered shares held in employee benefit plans; and

•	transfer covered shares in particular situations (for example, to immediate family members and trusts).

Subject to the foregoing, the provisions of the transfer rights agreement may generally be waived by the affirmative vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. A general waiver of the transfer restrictions also requires the consent of Accenture SCA.

Administration and Resolution of Disputes

The terms and provisions of the transfer rights agreement will be administered by the Accenture SCA partners committee, which will consist of persons who are both partners of Accenture and members of the supervisory board of Accenture SCA and who agree to serve in such capacity. The Accenture SCA partners committee will have the sole power to enforce the provisions of the transfer rights agreement. No persons not a party to the transfer rights agreement are beneficiaries of the provisions of the transfer rights agreement.

Partner Matters Agreement

Following is a description of the material terms of the partner matters agreement, the form of which has been filed as an exhibit to this Annual Report on Form 10-K.

General; Persons and Shares Covered

Accenture Ltd and, with limited exceptions, each of our partners have entered into a partner matters agreement and each other person who becomes a partner will be required to enter into the partner matters agreement. The purpose of the partner matters agreement is to establish procedures for continued involvement of our partners in certain Accenture governance issues. Partners will vote in partner matters votes held in accordance with the partner matters agreement based on, generally, (1) all Accenture Ltd common shares, restricted share units and options to acquire Accenture Ltd common shares held by a partner if they were received from us as a partner or in connection with becoming a partner and (2) all Accenture Ltd common shares otherwise acquired by a partner if the acquisition is required by us. Accenture Ltd common shares, restricted share units and options to acquire Accenture Ltd common shares acquired as our employee, prior to becoming a partner, will not be relevant to a partner’s vote in a partner matters vote. Accenture Ltd common shares purchased by partners in the open market will also not be relevant to a partner’s vote in a partner matters vote, unless such purchase was required by us.

The partner matters agreement provides, among other things, mechanisms for our partners to:

•	select, for three to five years after July 24, 2001, five partner nominees for membership on the board of directors of Accenture Ltd;

•
make a non-binding recommendation to the board of directors of Accenture Ltd through a committee of partners regarding the selection of a chief executive officer of Accenture Ltd in the event a new chief executive officer is appointed within the first four years after July 24, 2001;

•	vote on new partner admissions;

•	approve the partners’ income plan as described below; and

•	hold a non-binding vote with respect to any decision to eliminate or materially change the current practice of allocating partner compensation on a relative, or “unit,” basis.

Under the terms of the partner matters agreement, a partners’ income committee, consisting of the chief executive officer and partners he or she appoints, reviews evaluations and recommendations concerning the performance of partners and determines relative levels of income participation, or unit allocation. Based on its review, the committee will prepare a partners’ income plan, which then must be submitted to the partners in a partner matters vote. If the plan is approved by a 66 2/3% partner matters vote, it is (1) binding with respect to the income participation or unit allocation of all partners other than the principal executive officers of Accenture Ltd (including the chief executive officer), subject to the impact on overall unit allocation of determinations by the board of directors of Accenture Ltd or the compensation committee of the board of directors of Accenture Ltd of the unit allocation for the executive officers, unless otherwise determined by the board of directors and (2) submitted to the compensation committee of the board of directors of Accenture Ltd as a recommendation with respect to the income participation or unit allocation of the chief executive officer and the other principal executive officers of Accenture Ltd.

Partners continue to vote on the admission of new partners. New partners will be approved by a 66 2/3% partner matters vote.

Term and Amendment; Waivers and Adjustments

The partner matters agreement will continue in effect until it is terminated by a 66 2/3% partner matters vote.

Any partner who ceases to be a partner of Accenture will no longer be a party to the partner matters agreement. The partner matters agreement may generally be amended or waived at any time by a 66 2/3% partner matters vote.

Administration and Resolution of Disputes

The terms and provisions of the partner matters agreement will be administered by the partner matters representatives, who will consist of persons who are both partners of Accenture and members of Accenture Ltd’s board of directors and who agree to serve in such capacity. The partner matters representatives will have the sole power to enforce the provisions of the partner matters agreement. No persons not a party to the partner matters agreement are beneficiaries of the provisions of the partner matters agreement.

Non-Competition Agreement

Following is a description of the material terms of the non-competition agreements, the forms of which have been filed as exhibits to this Annual Report on Form 10-K .

Persons Covered

Each of our partners as of the date of the consummation of our transition to a corporate structure has entered into a non-competition agreement.

Restricted Activities

Each partner party to a non-competition agreement has agreed that, for a “restricted period” ending on the later of five years following the date of the initial public offering of the Accenture Ltd Class A common shares in July 2001 or 18 months following the termination of that partner’s employment with us or our affiliates, he or she will not (1) associate with and engage in consulting services for any competitive enterprise or (2) solicit or assist any other entity in soliciting any client or prospective client for the purposes of providing consulting services, perform consulting services for any client or prospective client, or interfere with or damage any relationship between us and a client or prospective client.

In addition, each partner has agreed that for the restricted period he or she will not solicit or employ any Accenture employee or any former employee who ceased working for us within an eighteen-month period before or after the date on which the partner’s employment with us or our affiliates terminated.

Enforcement

Each partner has agreed that if the partner were to breach any provisions of the non-competition agreement, we would be entitled to equitable relief restraining that partner from committing any violation of the non-competition agreement. In addition, each partner has agreed that if the partner were to breach any provisions of the non-competition agreement, he or she will pay to us a predetermined amount as and for liquidated damages and that those liquidated damages will be secured by that partner’s shares pursuant to a pledge agreement, which has been entered into by the parties. Notwithstanding the pledge agreement, partners will be permitted to dispose of their pledged securities in accordance with the terms of the Accenture Ltd common agreement, the Accenture SCA common agreement, the voting agreement or the transfer rights agreement, as the case may be, and to receive the proceeds from such dispositions.

Because the laws concerning the enforcement of non-competition agreements vary, we may not be able to strictly enforce these terms in all jurisdictions.

Waiver and Termination

We may waive non-competition agreements or any portion thereof with the consent of, and in the discretion of, the chief executive officer of Accenture Ltd. The non-competition agreements will terminate upon a change in control of Accenture Ltd.

Advances to Partners

In March 2002, in connection with a revision to our variable compensation program for partners, which had the effect of deferring payment of variable compensation and imposing additional conditions on ultimate payment, all partners received a one-time advance against their quarterly variable compensation. In connection with this revision, the executive officers identified below received advances in excess of $60,000. Such advances will be repaid prior to the payment of future variable compensation.

Joe W. Forehand, Chief Executive Officer and Chairman of the Board of Directors, had a maximum advance of $112,000 under the program and, as of August 31, 2002, a remaining balance of $71,376.

Jackson L. Wilson, Jr., Corporate Development Officer and Director, had a maximum advance of $98,000 under the program and, as of August 31, 2002, a remaining balance of $62,454.

Stephan A. James, Chief Operating Officer and Director, had a maximum advance of $94,500 under the program and, as of August 31, 2002, a remaining balance of $60,223.

Michael G. McGrath, Chief Risk Officer, had a maximum advance of $91,000 under the program and, as of August 31, 2002, a remaining balance of $57,993.

William D. Green, Group Chief Executive — Communications & High Tech Operating Group and Director, had a maximum advance of $80,500 under the program and, as of August 31, 2002, a remaining balance of $51,301.

R. Timothy S. Breene, Chief Strategy Officer and Group Chief Executive — Business Consulting Capability Group, had a maximum advance of $72,800 under the program and, as of August 31, 2002, a remaining balance of $46,394.

Gregg G. Hartemayer, Group Chief Executive — Technology & Outsourcing Capability Group, had a maximum advance of $71,750 under the program and, as of August 31, 2002, a remaining balance of $45,725.

Joel P. Friedman, Managing General Partner—Accenture Technology Ventures and Director, had a maximum advance of $68,950 under the program and, as of August 31, 2002, a remaining balance of $43,941.

Masakatsu Mori, Country Managing Director, Japan and Director, had a maximum advance of $61,103 under the program and, as of August 31, 2002, a remaining balance of $38,940.

Partner Liquidity Arrangements

We have entered into agreements with Salomon Smith Barney, Inc. that enable certain of our partners (not including any of our executive officers) to borrow from Salomon Smith Barney up to the lesser of a year’s salary or approximately ten percent of the partner’s equity interest in Accenture. The loans are obligations of the individual partners, and not Accenture, and are secured by the individual partner’s equity interest in Accenture, which, as discussed under “— Non-Competition Agreement,” also secure the partner’s obligations under a non-competition agreement. These loans are intended for the purpose of increasing the personal liquidity of those partners for the four-year period following the initial public offering of the Accenture Ltd Class A common shares in July 2001 and may not exceed $150 million in the aggregate without the consent of Salomon Smith Barney. The agreements provide that the proceeds of any sale of shares securing a partner’s loan will be applied first to reduce the outstanding loan balance. Salomon Smith Barney can declare any loan immediately repayable in certain circumstances. As of August 31, 2002, an aggregate of $18 million was authorized to be drawn by 67 partners under these arrangements. We do not intend to expand or otherwise modify this program.

Partner Tax Costs

We have informed our partners that if a partner reports for tax purposes the reorganization transactions described in this Annual Report on Form 10-K, we will provide a legal defense to that partner if his or her reporting position is challenged by the relevant tax authority. In the event such a defense is unsuccessful, and the partner is then subject to extraordinary financial disadvantage, we will review such circumstances for any individual partner and find an appropriate way to avoid severe financial damage to an individual partner.

Relationship with Andersen Worldwide and Arthur Andersen Firms

Arbitration Award and Termination of Contracts

In light of Arthur Andersen LLP’s and Andersen Worldwide’s current circumstances, Accenture and Arthur Andersen LLP have renegotiated the service arrangements and training facility use arrangement they entered into in 2001, as described below. Accenture and Arthur Andersen LLP have entered into a new facility services agreement which provides Accenture with the use of Arthur Andersen LLP’s training facility in St. Charles, Illinois, at market rates through July 1, 2007. Accenture and Arthur Andersen LLP have terminated the prior St. Charles facility services agreement, as well as the services agreements by which Arthur Andersen LLP and other Arthur Andersen firms were to provide services, including tax services, to Accenture and by which Accenture was to provide Arthur Andersen LLP and other Arthur Andersen firms with consulting services. The final payment by Accenture to Arthur Andersen LLP in connection with the termination of these agreements is within the amounts Accenture had previously accrued and will not have a material impact on Accenture Ltd’s income statement.

As a result of a restructuring in 1989, we and our “member firms,” which are now our subsidiaries, became legally separate and distinct from the Arthur Andersen firms. Thereafter, until August 7, 2000, we had contractual relationships with an administrative entity, Andersen Worldwide, and indirectly with the separate Arthur Andersen firms. Under these contracts, called member firm agreements, we and our member firms, on the one hand, and the Arthur Andersen firms, on the other hand, were two stand-alone business units linked through such agreements to Andersen Worldwide for administrative and other services. In addition, during this period our partners individually were members of the administrative entity, Andersen Worldwide. On December 17, 1997, the Accenture member firms began a binding arbitration seeking the termination of these contractual relationships and other relief.

On August 7, 2000, the parties to the arbitration were notified that the tribunal appointed by the International Chamber of Commerce in its final award, dated July 28, 2000, had terminated our contractual relationships with Andersen Worldwide and all the Arthur Andersen firms as of August 7, 2000. Under the terms of the final award, Accenture, and each of the member firms comprising it, was required to cease using the Andersen name or any derivative thereof, no later than December 31, 2000. On January 1, 2001, we began to conduct business under the name Accenture.

On December 19, 2000, Andersen Worldwide and Arthur Andersen LLP, on behalf of themselves and all other Arthur Andersen firms, partners, shareholders and others, and Accenture Partners, S.C. and Accenture LLP, on behalf of themselves and all other Accenture member firms, partners, shareholders and others, executed a binding memorandum of understanding agreement to settle and resolve all existing and potential disputes among the parties concerning the implementation of the final award and the termination of our contractual relationships with Andersen Worldwide and the Arthur Andersen firms, including the discharge and release of all obligations of the parties under the terminated member firm agreements between the Accenture member firms and Andersen Worldwide. The memorandum of understanding agreement provided for the parties to enter into a number of definitive agreements with respect to services, subleases, releases and indemnities and to finalize other contractual arrangements among the parties. It also contained provisions for specified uses by Accenture of its former name. On March 1, 2001, Andersen Worldwide, Arthur Andersen LLP and all other Arthur Andersen firms, on behalf of themselves and their respective affiliates and representatives, on the one hand, and Accenture Partners, S.C., Accenture LLP and all other Accenture firms, on behalf of themselves and their respective affiliates and representatives, on the other, completed implementation of the memorandum of understanding agreement by entering into a closing agreement, releases and indemnities, and by finalizing other contractual arrangements among the parties, including services agreements under which:

•	Arthur Andersen LLP and other Arthur Andersen firms that agree to provide services, including tax services, will provide such services to Accenture for six years for $60 million per year;

•
Arthur Andersen LLP will provide accommodations and related facility-use services to Accenture at its training facility in St. Charles, Illinois, for specified occupancy rates for five years for $60 million per year; and

•
Accenture will provide Arthur Andersen LLP and other Arthur Andersen firms that agree to receive consulting services with such services at no cost to Arthur Andersen for five years up to $22.5 million per year at our published billing rate.

Under the terms of the indemnities, Andersen Worldwide, Arthur Andersen LLP and all other Arthur Andersen firms have indemnified us against and in respect of, among other things, liability for claims brought against us and any damages or losses we incur which relate to the conduct of Andersen Worldwide, Arthur Andersen LLP or the other Arthur Andersen firms prior to March 1, 2001, and we have indemnified Andersen Worldwide, Arthur Andersen LLP and the other Arthur Andersen firms against and in respect of, among other things, liability for claims brought against these entities and any damages or losses such entities incur which relate to our conduct prior to March 1, 2001.

Tax Sharing Agreement

During our association with Andersen Worldwide and Arthur Andersen, we agreed to allocate specified responsibilities and obligations relating to the preparation and filing of tax returns, the payment of tax liabilities and the control and contest of administrative or legal proceedings relating to tax matters between our two groups. On March 1, 2001, in connection with the settlement described above, Accenture entered into a tax sharing agreement with Andersen Worldwide and Arthur Andersen which describes how any unresolved tax matters will be addressed following the termination of our contractual relationships. In general, liability for specified additional taxes relating to joint business returns of Accenture and Andersen Worldwide and Arthur Andersen for taxable periods ending on or before the termination of our contractual relationships will be allocated between us and Andersen Worldwide and Arthur Andersen as if we had no contractual relationships with one another at the time the taxes arose. Liability for all other taxes relating to taxable periods ending on or before the termination of our agreements will be allocated to the party responsible for preparing and filing the tax return with respect to those taxes. The contest of audits and administrative or court proceedings relating to these taxes will generally be controlled by the party responsible for filing the tax returns that are the subject of the audit or proceeding.

ITEM 14.     CONTROLS AND PROCEDURES

(a)  Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the chief executive officer and the chief financial officer of Accenture Ltd have concluded that Accenture Ltd’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Accenture Ltd in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  There were no significant changes in Accenture Ltd’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

1.	Financial Statements as of August 31, 2001 and August 31, 2002 and for the three years ended August 31, 2002 — Included in Part II of this Form 10-K:

Consolidated Balance Sheets

Combined Income Statement Before Partner Distributions and Consolidated Income Statements

Combined Statement of Partners’ Capital and Comprehensive Income and Consolidated Shareholders’ Equity Statements

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

10.1	Form of Partner Matters Agreement, dated as of April 18, 2001, among the Registrant and the partners party thereto (incorporated by reference to Exhibit 10.1 to the April 19, 2001 Form S-1).

10.2	Form of Non-Competition Agreement, dated as of April 18, 2001, among the Registrant and certain employees (incorporated by reference to Exhibit 10.2 to the April 19, 2001 Form S-1).

10.3	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A filed on June 8, 2001 (the “June 8, 2001 S-1/A”)).

10.4	2001 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the June 8, 2001 S-1/A).

10.5	Articles of Association of Accenture SCA (incorporated by reference to Exhibit 10.5 to the November 30, 2001 10-Q).

Exhibit Number	Exhibit

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

10.10
Form of Employment Agreement of Messrs. Forehand, James, Green, Wilson, McGrath, Hartemayer, Scrivner, Friedman and You and Mmes. Craig and Tolan (incorporated by reference to Exhibit 10.10 to the June 8, 2001 S-1/A).

10.11	Form of Employment Agreement of Karl-Heinz Flöther (incorporated by reference to Exhibit 10.3 to the November 30, 2001 10-Q).

10.12	Form of Employment Agreement of Masakatsu Mori (English translation) (incorporated by reference to Exhibit 10.5 to the November 30, 2001 10-Q).

10.13	Form of Employment Agreement of Diego Visconti (English translation) (incorporated by reference to Exhibit 10.6 to the November 30, 2001 10-Q).

10.14	Form of Employment Agreement of Arnaud André (English translation) (incorporated by reference to Exhibit 10.7 to the November 30, 2001 10-Q).

10.15	Form of Employment Agreement of Messrs. Breene and Foster and Ms. Rider (incorporated by reference to Exhibit 10.8 to the November 30, 2001 10-Q).

10.16	Form of Employment Agreement of David R. Hunter (incorporated by reference to Exhibit 10.9 to the November 30, 2001 10-Q).

10.17	Form of Employment Agreement of Jose Luis Manzanares (incorporated by reference to Exhibit 10.10 to the November 30, 2001 10-Q).

10.18	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A).

10.19
Form of Exchange Trust Agreement by and between the Registrant and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A).

10.20	Form of Letter Agreement, dated May 21, 2001, between the Registrant and Stichting Naritaweg I (incorporated by reference to Exhibit 10.13 to the July 2, 2001 Form S-1/A).

10.21	Form of Letter Agreement, dated May 21, 2001, between the Registrant and Stichting Naritaweg II (incorporated by reference to Exhibit 10.14 to the July 2, 2001 Form S-1/A).

10.22	Form of Accenture Ltd Common Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on April 26, 2002 (the “April 26, 2002 Form S-1/A”)).

Exhibit Number	Exhibit

10.23	Form of Accenture SCA Common Agreement (incorporated by reference to Exhibit 10.23 to the April 26, 2002 Form S-1/A).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of PricewaterhouseCoopers LLP (filed herewith).

24.1	Power of Attorney (included on the signature page hereto).

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)  Reports on Form 8-K.

During the quarter ended August 31, 2002, no reports on Form 8-K were filed by the Registrant.

(c)  See Item 14(a)(3) above.

(d)  See Item 14(a)(2) above.

ACCENTURE LTD AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Accenture Ltd:

We have audited the accompanying consolidated balance sheet of Accenture Ltd and its subsidiaries as of August 31, 2002, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture Ltd and its subsidiaries as of August 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/    KPMG LLP
Chicago, Illinois
October 10, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Accenture Ltd:

In our opinion, the accompanying consolidated balance sheet and the related combined income statement before partner distributions/consolidated income statement, combined statement of partners’ capital and comprehensive income/consolidated shareholders’ equity and comprehensive income statement and combined and consolidated cash flows statements present fairly, in all material respects, the financial position of Accenture Ltd and its subsidiaries at August 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/S/    PricewaterhouseCoopers LLP
October 11, 2001, except as to Note 20
which is as of March 15, 2002
Chicago, Illinois

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

August 31, 2001 and 2002

(In thousands of U.S. dollars except share and per share amounts)

	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,880,083	$1,316,976
Restricted cash	—	79,445
Receivables from clients, net	1,498,812	1,330,642
Unbilled services	731,802	774,214
Due from related parties	69,500	39,488
Deferred income taxes, net	166,372	189,976
Other current assets	233,068	330,347

Total current assets	4,579,637	4,061,088

NON-CURRENT ASSETS:
Due from related parties	23,800	—
Investments	324,139	76,017
Property and equipment, net	822,318	716,504
Goodwill	—	167,603
Deferred income taxes, net	213,617	283,969
Other non-current assets	97,845	173,767

Total non-current assets	1,481,719	1,417,860

TOTAL ASSETS	$6,061,356	$5,478,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$189,872	$57,922
Current portion of long-term debt	797	5,177
Accounts payable	371,794	450,208
Due to related parties	818,888	—
Deferred revenue	810,043	543,917
Accrued payroll and related benefits	1,050,385	1,139,887
Income taxes payable	515,304	459,836
Deferred income taxes, net	29,373	18,884
Other accrued liabilities	392,364	651,231

Total current liabilities	4,178,820	3,327,062

NON-CURRENT LIABILITIES:
Long-term debt	1,090	3,428
Retirement obligation	343,249	382,180
Deferred income taxes, net	50,969	16,674
Other non-current liabilities	797,114	791,582

Total non-current liabilities	1,192,422	1,193,864

MINORITY INTEREST	407,926	519,396

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 343,307,238 and 433,695,621 shares issued as of August 31, 2001 and 2002, respectively	8	10
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 591,161,472 and 524,094,456 shares issued and outstanding as of August 31, 2001 and 2002, respectively	13	13
Restricted share units (related to Class A common shares), 68,481,815 and 58,265,829 units issued and outstanding as of August 31, 2001 and 2002, respectively	993,380	848,218
Additional paid-in capital	832,731	1,397,828
Treasury shares, at cost, 13,726,885 Class A common shares	—	(315,486)
Treasury shares owned by Share Employee Compensation Trust, at cost, 12,562,300 Class A common shares	—	(221,110)
Retained deficit	(1,435,310)	(1,190,415)
Accumulated other comprehensive loss	(108,634)	(80,432)

Total shareholders’ equity	282,188	438,626

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,061,356	$5,478,948

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED INCOME STATEMENT BEFORE PARTNER DISTRIBUTIONS

CONSOLIDATED INCOME STATEMENTS

For the Years Ended August 31, 2000, 2001 and 2002
(In thousands of U.S. dollars except share and per share amounts)

	Combined Income Statement 2000	Consolidated Income Statement 2001	Consolidated Income Statement 2002
REVENUES:
Revenues before reimbursements	$9,752,085	$11,443,720	$11,574,269
Reimbursements	1,578,599	1,618,152	1,530,755

Revenues	11,330,684	13,061,872	13,105,024
OPERATING EXPENSES:
Cost of services*:
Cost of services before reimbursable expenses*	5,486,292	6,199,213	6,896,975
Reimbursable expenses	1,578,599	1,618,152	1,530,755

Cost of services*	7,064,891	7,817,365	8,427,730
Sales and marketing*	883,276	1,217,343	1,565,616
General and administrative costs*	1,296,398	1,515,683	1,615,703
Restructuring, reorganization and rebranding costs*	—	848,615	110,524
Restricted share unit-based compensation at initial public offering	—	967,110	—

Total operating expenses*	9,244,565	12,366,116	11,719,573

OPERATING INCOME*	2,086,119	695,756	1,385,451
Gain (loss) on investments, net	573,220	107,016	(321,127)
Interest income	67,244	79,778	46,185
Interest expense	(24,071)	(43,278)	(48,864)
Other income (expense)	51,042	16,973	14,993
Equity in losses of affiliates	(46,853)	(61,388)	(9,080)

INCOME BEFORE TAXES*	2,706,701	794,857	1,067,558
Provision for taxes	242,807	502,616	491,071

INCOME BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE*	2,463,894	292,241	576,487
Minority interest	—	577,188	(331,592)

INCOME BEFORE ACCOUNTING CHANGE*	2,463,894	869,429	244,895
Cumulative effect of accounting change	—	187,974	—

PARTNERSHIP INCOME BEFORE PARTNER DISTRIBUTIONS*	$2,463,894

NET INCOME*		$1,057,403	$244,895

Weighted Average Class A Common Shares:
Basic	—	—	425,941,809
Diluted	—	—	1,023,789,546
Earnings Per Class A Common Shares:
Basic	—	—	$0.57
Diluted	—	—	$0.56

*	Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.
The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Years Ended August 31, 2000, 2001 and 2002
(In thousands of U.S. dollars and in thousands of share amounts)

	Preferred Shares	Class A Common Shares		Class X Common Shares		Restricted Share Units Common Shares		Additional Paid-in Capital	Treasury Shares		Treasury Shares—SECT		Retained Earnings (Deficit)	Paid-in Capital	Undistributed Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		$	No. Shares	$	No. Shares	$	No. Shares		$	No. Shares	$	No. Shares
Balance at August 31, 1999	$—	$—	—	$—	—	$—	—	$—	$—	—	$—	—	$—	$351,505	$1,603,486	$253,142	$2,208,133
Comprehensive income
Partnership income before partner distributions															2,463,894		2,463,894
Other comprehensive income
Unrealized gains on marketable securities, net of reclassification adjustment																408,998	408,998
Foreign currency translation																(45,075)	(45,075)

Other comprehensive income																363,923

Comprehensive income																	2,827,817
Capital paid in by partners														99,895			99,895
Repayment of paid-in capital to partners														(47,917)			(47,917)
Distribution to AW-SC															(826,156)		(826,156)
Distribution of partners’ income															(1,893,319)		(1,893,319)

Balance at August 31, 2000	—	—	—	—	—	—	—	—	—	—	—	—	—	403,483	1,347,905	617,065	2,368,453
Comprehensive income
Partnership income before partner distributions for the nine months ended May 31, 2001															1,427,185		1,427,185
Net loss for the three months ended August 31, 2001													(369,782)				(369,782)
Other comprehensive income (loss)
Unrealized losses on marketable securities, net of reclassification adjustment																(700,857)	(700,857)
Foreign currency translation																(24,842)	(24,842)

Other comprehensive income (loss)																(725,699)

Comprehensive income																	331,704
Capital paid in by partners														146,328			146,328
Repayment of paid-in capital to partners														(549,811)			(549,811)
Distribution to AW-SC															(268,781)		(268,781)
Distribution of partners’ income															(3,106,350)		(3,106,350)
Partner retirement and vacation benefits															(465,487)		(465,487)
Transfer to retained earnings (deficit)													(1,065,528)		1,065,528		—
Issuance of shares:
Shares issued upon reorganization to corporate structure		5	212,257	13	591,161												18
Initial public offering, net		3	131,050					1,791,441									1,791,444
Restricted share units						993,380	68,482										993,380
Minority interest								(958,710)									(958,710)

Balance at August 31, 2001	—	8	343,307	13	591,161	993,380	68,482	832,731	—	—	—	—	(1,435,310)	—	—	(108,634)	282,188

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS—(Continued)

For the Years Ended August 31, 2000, 2001 and 2002
(In thousands of U.S. dollars and in thousands of share amounts)

	Preferred Shares	Class A Common Shares		Class X Common Shares		Restricted Share Units Common Shares		Additional Paid-in Capital	Treasury Shares		Treasury Shares—SECT		Retained Earnings (Deficit)	Paid-in Capital	Undistributed Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		$	No. Shares	$	No. Shares	$	No. Shares		$	No. Shares	$	No. Shares
Comprehensive income
Net income													244,895				244,895
Other comprehensive income (loss)
Unrealized gains on marketable securities, net of reclassification adjustment																4,469	4,469
Foreign currency translation																36,298	36,298
Minimum pension liability																(12,565)	(12,565)

Other comprehensive income (loss)																28,202

Comprehensive income																	273,097
Income tax benefit on stock-based compensation plans								17,651									17,651
Repurchases of common shares									(327,417)	(14,968)	(221,110)	(12,562)					(548,527)
Vesting of restricted share units, net						20,488	1,012		2	(1)							20,490
Redemption of partners’ SCA Class I common shares								(11,943)									(11,943)
Issuance of Class A common shares:
At carryover basis to minority shareholders		2	69,937		(67,067)			72,707									72,709
In May 2002 offering			3,910					75,858									75,858
Employee Share Purchase Plan			5,026					52,608	(10,581)	165							42,027
Employee Stock Options			235					2,992	987	38							3,979
Restricted share units			10,022			(165,650)	(11,228)	142,168	21,523	1,039							(1,959)
For acquisitions			1,259					31,350									31,350
Minority interest								181,706									181,706

Balance at August 31, 2002	$—	$10	433,696	$13	524,094	$848,218	58,266	$1,397,828	$(315,486)	(13,727)	$(221,110)	(12,562)	$(1,190,415)	$—	$—	$(80,432)	$438,626

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

COMBINED AND CONSOLIDATED CASH FLOWS STATEMENTS

For the Years Ended August 31, 2000, 2001 and 2002
(In thousands of U.S. dollars)

	Combined Cash Flow 2000	Consolidated Cash Flow 2001	Consolidated Cash Flow 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Partnership income before partnership distributions	$2,463,894

Net income		$1,057,403	$244,895

Adjustments to reconcile partnership income and net income for the year to the net cash provided by operating activities —
Depreciation and amortization	237,078	414,072	285,361
(Gain) loss on investments, net	(573,220)	(107,016)	321,127
Equity in losses of affiliates	46,853	61,388	9,080
Losses on disposal of property and equipment	31,557	24,725	20,679
Restricted share unit-based compensation	—	967,110	54,729
Deferred income taxes	—	(299,647)	(138,740)
Minority interest	—	(577,188)	331,592
Other items, net	(30,749)	(25,646)	(2,851)
Cumulative effect of accounting change	—	(187,974)	—
Change in assets and liabilities —
(Increase) decrease in receivables from clients	(211,867)	(48,257)	207,240
Increase in unbilled services	(184,957)	(48,867)	(35,357)
Decrease (increase) in other current assets	28,343	(91,696)	(30,504)
Decrease (increase) in other non-current assets	28,468	44,814	(52,135)
Increase in accounts payable	14,183	138,057	34,419
(Increase) decrease in due to related parties	17,294	(89,180)	(629)
Increase (decrease) in deferred revenue	67,415	(114,942)	(246,807)
Increase (decrease) in accrued payroll and employee benefits	339	250,968	(1,887)
Increase (decrease) in income taxes payable	46,817	231,573	(55,468)
Increase in other accrued liabilities	149,816	11,418	177,132
Increase (decrease) in other non-current liabilities	—	669,499	(58,494)

Net cash provided by operating activities	2,131,264	2,280,614	1,063,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	575,806	427,561	16,233
Proceeds from sales of property and equipment	—	22,778	68,309
Purchases of business and investments, net of cash acquired	(153,050)	(326,086)	(69,743)
Purchase of intangible assets	—	(157,000)	—
Property and equipment additions	(315,426)	(377,930)	(262,831)

Net cash provided by (used in) investing activities	107,330	(410,677)	(248,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital paid in by partners	99,895	146,328	—
Repayment of paid-in capital to partners	(47,917)	(524,130)	—
Distribution of partners’ pre-incorporation income	(1,893,319)	(2,282,141)	(765,631)
Payment to AW-SC	(229,776)	(313,832)	—
Issuance of Class A common stock	—	1,791,444	121,864
Purchase of treasury shares — Class A	—	—	(548,527)
Purchase of Accenture SCA Class I common shares	—	—	(12,191)
Proceeds from issuance of long-term debt	1,384	1,787	8,476
Repayment of long-term debt	(1,605)	(19,653)	(2,017)
Proceeds from issuance of short-term bank borrowings	283,747	876,495	364,552
Repayments of short-term bank borrowings	(246,004)	(843,264)	(501,836)
Increase in restricted cash of Share Employee Compensation Trust	—	—	(79,445)

Net cash used in financing activities	(2,033,595)	(1,166,966)	(1,414,755)
Effect of exchange rate changes on cash and cash equivalents	(45,075)	(93,404)	36,298

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,924	609,567	(563,107)
CASH AND CASH EQUIVALENTS, beginning of period	1,110,592	1,270,516	1,880,083

CASH AND CASH EQUIVALENTS, end of period	$1,270,516	$1,880,083	$1,316,976

Supplemental cash flow information
Interest paid	$23,727	$37,091	$32,876
Income taxes paid	$144,410	$187,640	$716,578

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Accenture is one of the world’s leading management and technology consulting organizations, with more than 75,000 employees in 47 countries delivering a wide range of specialized capabilities and solutions to clients across all industries. Accenture operates globally with one common brand and business model designed to enable the company to serve clients on a consistent basis around the world. The principal markets for Accenture are North America, Western Europe, Japan and Australia.

Principles of Consolidation and Combination

The consolidated financial statements include the accounts of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together “Accenture” or the “Company”). In May 2001, the Accenture Worldwide Organization completed a transition to a corporate structure with Accenture Ltd becoming the holding company.

Accenture Ltd’s only business is to hold shares and to act as the sole general partner of its subsidiary, Accenture SCA, a Luxembourg partnership limited by shares. Accenture operates its business through Accenture SCA and subsidiaries of Accenture SCA. Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements.

Prior to the transition to a corporate structure, the Accenture Worldwide Organization operated as a series of related partnerships and corporations under the control of the partners and shareholders of these entities. Partners, who became employees following the transition, received Accenture Ltd Class A common shares or, in the case of partners resident in specified countries, Class I common shares issued by Accenture SCA or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA, in lieu of their interests in these partnerships and corporations. The transition to a corporate structure was accounted for as a reorganization at carryover basis.

The shares of Accenture SCA and Accenture Canada Holdings Inc. held by the partners are treated as a minority interest in the consolidated financial statements of Accenture Ltd. However, the future exchange and/or redemption of Accenture SCA shares or Accenture Canada Holdings Inc. exchangeable shares will be accounted for at carryover basis.

The accompanying financial statements for periods ended on or prior to May 31, 2001 have been prepared on a combined basis and reflect the accounts of the Accenture Worldwide Organization which prior to May 31, 2001, included Accenture Partners Société Coopérative (Geneva, Switzerland — the administrative coordinating entity, “APSC”) and a number of entities, many of which operated as partnerships, that had entered into Member Firm Interfirm Agreements (“MFIAs”) with APSC (“Member Firms”), together with all entities controlled by them. Prior to January 1, 2001, Accenture was known as Andersen Consulting. Prior to August 7, 2000, the Accenture Member Firms and the entities controlled by them were parties to MFIAs with Andersen Worldwide Société Coopérative (“AW-SC”). AW-SC also contracted with the Member Firms of Arthur Andersen (hereinafter, “AA” and “AA Member Firms”) and other entities controlled by them. APSC was incorporated to implement the agreement of the Accenture Member Firms and the partners of Accenture to remain together, on substantially the same terms as with AW-SC, as a result of the successful outcome of the arbitration described in Note 17.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

The equity method of accounting is used for unconsolidated investments in which Accenture exercises significant influence. All other investments are accounted for under the cost method. All significant intercompany/interfirm transactions and profits have been eliminated.

The Combined financial statements for periods ended on or prior to May 31, 2001 and the Consolidated financial statements from May 31, 2001 onward are collectively referred to as the Consolidated financial statements in these footnotes.

Revenue Recognition

Revenues from contracts for management consulting and technology service offerings that we develop and implement for our clients are recognized on a time-and-materials basis or on a percentage-of-completion basis as services are provided by our employees and, to a lesser extent, subcontractors. Revenues from time-and-materials service contracts are recognized as the services are provided. Revenues from long-term system integration contracts are recognized based on the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenues and income, are reflected in the financial statements in the period in which they are first identified. For systems integration contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable.

Typically the terms of outsourcing contracts span several years. In a number of these arrangements we hire client employees and become responsible for client obligations. Revenues are recognized on a straight-line basis or as services are performed or as transactions are processed in accordance with contractual terms. Costs on outsourcing contracts are charged to expense as incurred. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied.

Revenues for contracts with multiple elements are allocated based on the fair value of the elements. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Losses recognized during each of the three years ended August 31, 2002 were insignificant. Revenue recognized in excess of billings is recorded as Unbilled services. Billings in excess of revenue recognized are recorded as Deferred revenue until the above revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in Revenues, and an equivalent amount of reimbursable expenses are included in Cost of services.

Operating Expenses

Subcontractor costs are included in Cost of services when they are incurred. Training costs were $553,698, $691,513 and $433,566 in 2000, 2001 and 2002, respectively. Research and development

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

and advertising costs are expensed as incurred. Research and development costs were $251,764, $271,336 and $234,558 in 2000, 2001 and 2002, respectively. Advertising costs were $69,000, $149,900 and $74,722 in 2000, 2001 and 2002, respectively. The Provision for doubtful accounts was $541, $1,587 and $80,100 in 2000, 2001 and 2002, respectively. The related Allowance for doubtful accounts was $25,242 and $51,496 at August 31, 2001 and 2002, respectively.

Translation of Non-U.S. Currency Amounts

The net assets and operations of entities outside of the United States are translated into U.S. dollars using appropriate exchange rates. Assets and liabilities are translated at year-end exchange rates and income and expense items are translated at average exchange rates prevailing during the year.

Foreign currency translations on assets and liabilities denominated in currencies other than their functional currency resulted in gains/(losses) of $27,567 in 2000, ($1,279) in 2001, and $9,832 in 2002, which are included in Other income (expense).

Provision for Taxes

Tax provisions are recorded at statutory rates for taxable items included in the Consolidated Income Statements regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities.

Partnership Income Before Partner Distributions

Partnership Income Before Partner Distributions is not comparable to net income of a corporation similarly determined. Also, partnership income is not executive compensation in the customary sense of that term because partnership income is comprised of distributions of current earnings. Accordingly, compensation and benefits for services rendered by partners have not been reflected as an expense in the combined financial statements for periods ended on or prior to May 31, 2001.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less, including time deposits and certificates of deposit of $224,278 and $406,574 at August 31, 2001 and 2002, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payments may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings. Restricted cash represents cash available to the Accenture Share Employee Compensation Trust (“SECT”) for share repurchases that will be used to fund equity-based awards for Accenture employees.

Concentrations of Credit Risk

Accenture’s financial instruments that are exposed to concentrations of credit risk consist primarily of Cash and cash equivalents, foreign exchange derivatives and Receivables from clients. Accenture places its Cash and cash equivalents and foreign exchange derivatives with highly rated financial

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

institutions, limits the amount of credit exposure with any one financial institution and constantly evaluates the credit worthiness of the financial institutions with which we do business. The Receivables from clients, net are dispersed across many different industries and geographies; therefore, concentrations of credit risk are limited.

Investments

Investments in marketable equity securities are recorded at fair value and are classified as available-for-sale. The difference between cost and fair value is recorded in Accumulated other comprehensive income (loss). The cost of securities sold is determined on an average cost basis.

Accenture receives warrants issued by other companies primarily in exchange for services, alliances and directorships. At the measurement date, these warrants are recorded at fair value. Warrants received in connection with services and alliances are recorded as Revenues. Warrants received in connection with directorships are recorded as Other income (expense). Warrants in public companies and those that can be net share settled in private companies are deemed derivative financial instruments and are recorded on the Consolidated Balance Sheet at fair value. Changes in fair value of these warrants are recognized in the Consolidated Income Statement and included in Gain (loss) on investments, net.

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

Foreign Exchange Instruments

In the normal course of business, Accenture uses derivative financial instruments to manage foreign currency exchange rate risk. These instruments are generally short term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through careful selection of sound financial institutions as counterparties.

Accenture does not designate any of its derivatives as hedges as defined by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the changes in fair market value of all derivatives are included in Gain (loss) on investments, net.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following useful lives:

Buildings	20 to 25 years
Leasehold improvements	Term of lease, 15 years maximum
Computers, related equipment and software	2 to 5 years
Furniture and fixtures	7 to 10 years

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

Earnings Per Share

For periods ended on or prior to May 31, 2001, Accenture operated as a series of related partnerships and corporations under the control of the partners. There was no single capital structure upon which to calculate historical earnings per share information. Accordingly, for the period ended August 31, 2001 earnings per share information has only been presented in Note 21, “Quarterly Data” for periods following Accenture’s transition to a corporate structure, and has not been presented in the Consolidated financial statements.

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

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation.

2.    ACCOUNTING CHANGE

Effective September 1, 2000, Accenture adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be recorded on the Consolidated Balance Sheet at fair value. The adoption of SFAS 133 resulted in an increase to Net Income of $187,974 based upon the recognition of the fair value at September 1, 2000, of Accenture’s warrants and options in public companies and those that can be net share settled in private companies. For the years ended August 31, 2001 and 2002, Gain (loss) on investments, net includes $191,892 and $1,470, respectively, of unrealized investment losses recognized in accordance with SFAS 133.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

3.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated other comprehensive loss at August 31, are:

	2001	2002
Foreign currency translation adjustments	$(99,943)	$(63,645)

Unrealized gains (losses) on securities:
Unrealized holding losses	(159,394)	(28,961)
Less: reclassification adjustments	(541,463)	33,430

Net unrealized gains (losses)	(700,857)	4,469
Unrealized gains (losses) on securities, beginning of year	692,166	(8,691)

Net unrealized losses, end of year	(8,691)	(4,222)
Minimum pension liability, net of tax	—	(12,565)

Accumulated other comprehensive loss	$(108,634)	$(80,432)

4.    PROPERTY AND EQUIPMENT

Property and equipment, net at August 31, is composed of the following:

	2001	2002
Buildings and land	$75,371	$10,699
Leasehold improvements	332,126	374,969
Computers, related equipment and software	837,878	933,702
Furniture and fixtures	272,512	249,832
Total accumulated depreciation	(695,569)	(852,698)

	$822,318	$716,504

5.    INVESTMENTS

Investments held at August 31, are as follows:

	2001	2002
Marketable equity securities	$85,516	$53,291
Non-marketable and other	238,623	31,503

Total	$324,139	$84,794

Marketable Equity Securities

Marketable equity securities include common stock, warrants and options, all of which are classified as available-for-sale. The unrealized gains and losses on these investments included in Accumulated other comprehensive income (loss) at August 31, is as follows:

	2001	2002
Fair value	$85,516	$53,291
Cost	94,207	59,803
Gross unrealized gains	633	1,100
Gross unrealized losses	(9,324)	(7,612)

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

Equity Method Investments

As a result of a negative basis difference arising from the formation of a joint venture accounted for at carryover basis, the underlying equity in net assets of a joint venture exceeded Accenture’s carrying value by approximately $154,455 at August 31, 2001 and $94,895 at August 31, 2002. The negative basis difference is being amortized over three years on a straight-line basis. Amortization of the negative basis difference of $1,376, $31,545, and $66,211 was reflected in the accompanying Consolidated Income Statements for the years ended August 31, 2000, 2001 and 2002, respectively.

Other Than Temporary Writedowns

For the years ended August 31, 2000, 2001 and 2002, Accenture recorded other-than-temporary impairment writedowns of $0, $94,489, and $325,335, respectively. Of the $325,335 recorded in 2002, $36,288 was reclassified from Other comprehensive income to Gain (loss) on investments, net and $289,047 was charged directly to Gain (loss) on investments, net.

After exploring a number of alternatives, the Company has entered into an agreement to sell substantially all of its minority ownership interests in its venture and investment portfolio. The Company will retain an immaterial interest in the venture and investment portfolio. The Company expects to complete the transaction by the end of the 2002 calendar year.

6.    BORROWINGS AND INDEBTEDNESS

Lines of Credit

On June 21, 2002, Accenture entered into two new syndicated credit facilities for $537,500 each that replace $450,000 and $420,000 facilities. Similar to the prior facilities, the new facilities consist of 364-day and three-year committed facilities. Financing is provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities require us to (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitation) and (b) other liens recurring aggregate amounts not in excess of 30% of our total assets and (2) maintain a debt to cash flow ratio not exceeding 1.75 to 1.00. As of August 31, 2002, we are in compliance with these terms. As of August 31, 2002 we had no borrowings under either facility and $21 million in letters of credit outstanding under the three-year facility. These facilities are subject to annual commitment fees. There were one-time costs paid for an arrangement fee and a syndication fee totaling $1,760. These fees are being amortized over three years.

At August 31, 2002, Accenture also has in place unsecured multicurrency credit agreements and local lines of credit of $375,000 and $185,000, respectively, in the form of committed and non-committed facilities at interest rates that vary from country to country depending on local market conditions. Borrowings under these facilities were $187,533 and $57,922 at August 31, 2001 and 2002, respectively. Certain of the agreements are subject to annual commitment fees.

The weighted average interest rate on borrowings under the multicurrency credit agreements and lines of credit, based on the average annual balances, was approximately 7% in 2000, 8% in 2001, and 5% in 2002. Commitment fees paid on all facilities for the year ended August 31, 2002 were approximately $1 million.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

7.    FINANCIAL INSTRUMENTS

At August 31, 2001 and 2002, the carrying amount of Cash and cash equivalents, Accounts receivable, Accounts payable and Short-term bank borrowings approximates their fair value because of their short maturities. For all other financial instruments, the following methods and assumptions were used to approximate fair value. At August 31, 2002, Accenture has not designated any of its derivatives as hedges as defined by SFAS 133.

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

	2001		2002
Type of Investment	Cost	Fair Value	Cost	Fair Value
Debt and equity securities (cost method)
—Issued by public entities, non- current	$41,787	$33,096	$34,741	$30,519
—Issued by non-public entities	271,532	298,523	37,389	35,423
Warrants
—Issued by public entities, non- current	52,420	52,420	18,852	18,852
—Issued by non-public entities	1,081	1,081	—	—

Foreign Exchange Instruments

Market quoted exchange rates are used to determine the fair value of the instruments. The notional values and fair values of derivative foreign exchange instruments at August 31, are as follows:

	2001		2002
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency forward exchange contracts:
To sell	$87,563	$1,542	$133,695	$(1,405)
To buy	127,067	(513)	147,958	2,117

8.    INCOME TAXES

Prior to its transition to a corporate structure, Accenture operated through partnerships in many countries and generally was not subject to income taxes in those countries. Taxes related to income earned by the partnerships were the responsibility of the individual partners. In some non-U.S. countries, Accenture operated through corporations and was subject to local income taxes. In addition, Accenture was subject to local unincorporated business taxes in some jurisdictions. Effective with the transition to a

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

corporate structure on May 31, 2001, Accenture became subject to U.S. federal and other national, state and local corporate income taxes.

The provision for taxes includes the following:

	2001	2002
Current taxes:
U.S. federal	$382,690	$241,228
U.S. state and local	66,080	34,461
Non-U.S.	330,590	358,055

Total current tax expense	779,360	633,744

Deferred taxes:
U.S. federal	(85,520)	(143,035)
U.S. state and local	(19,612)	(20,434)
Non-U.S.	(171,612)	20,796

Total deferred tax (benefit) expense	(276,744)	(142,673)

Total	$502,616	$491,071

For the year ended August 31, 2002, $247,271 of income before taxes was from U.S. sources and $820,287 was from non-U.S. sources.

A reconciliation of the U.S. federal statutory income tax rate to Accenture’s effective income tax rate is set forth below:

	2001	2002
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local taxes, net	1.0	1.2
Non-deductible investment losses	0.2	11.7
Rate benefit for partnership period	(49.0)	—
Revaluation of deferred tax liabilities (1)	13.6	—
Costs of transition to a corporate structure	59.6	—
Other	2.8	(1.9)

Effective income tax rate	63.2%	46.0%

(1)	The revaluation of deferred tax liabilities upon change in tax status is a deferred tax expense recognized upon Accenture’s change in tax status from partnership to corporate form.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

Significant components of Accenture’s deferred tax assets and liabilities include the following:

	2001	2002
Deferred tax assets:
Pensions	$122,376	$94,481
Revenue recognition	78,336	97,126
Compensation and benefits	190,799	117,570
Investments	54,473	69,832
Tax credit carryforwards	16,632	17,448
Net operating loss carryforwards	15,935	104,288
Depreciation and amortization	70,028	113,908
Other	37,410	60,533

	585,989	675,186
Valuation allowance	(76,187)	(180,304)

Total deferred tax assets	509,802	494,882

Deferred tax liabilities:
Pensions	(21,822)	(2,174)
Revenue recognition	(55,787)	(22,041)
Compensation and benefits	(17,482)	—
Investments	(30,717)	(452)
Depreciation and amortization	(56,961)	(17,562)
Other	(27,386)	(14,266)

Total deferred tax liabilities	(210,155)	(56,495)

Net deferred tax assets	$299,647	$438,387

Accenture recorded a valuation allowance of $76,187 and $180,304 at August 31, 2001 and 2002, respectively, against deferred tax assets associated with capital losses on certain investments and certain tax net operating loss and tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. At August 31, 2002, $63,060 of the valuation allowance relates to pre-acquisition tax attributes recorded under purchase accounting, the reversal of which in future years will be allocated first to reduce goodwill and then to reduce other non-current intangible assets of the acquired entity.

Accenture has net operating loss carryforwards at August 31, 2002 of $298,848. Of this amount, $251,135 expires at various dates through 2022 and $47,713 has an indefinite carryforward period. Accenture has tax credit carryforwards at August 31, 2002 of $17,448, that expire at various dates through 2012.

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
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

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

9.    PARTNERS’ CAPITAL

Partners’ capital represented the capital of partners who were the owners of Accenture Member Firms. Interest was paid to the partners on their paid-in capital accounts and recorded as a distribution of partners’ income. Undistributed earnings, contained within Partners’ capital, represented Partnership Income Before Distributions which had not been paid to the partners. Partners were not paid interest on Undistributed earnings. In connection with the transition to a corporate structure, Accenture returned partners’ paid-in-capital of $549,811. In addition, undistributed earnings as of May 31, 2001 were paid to the partners in one or more installments on or prior to December 31, 2001. At August 31, 2001 and 2002, $818,888 and $0, respectively, of undistributed earnings was included in Due to related parties on the Consolidated Balance Sheet.

Upon retirement, all qualifying Accenture partners or their qualifying surviving spouses were entitled to receive basic retirement benefits for life. This plan was eliminated for active partners after May 15, 2001 in connection with the transition to a corporate structure. All qualifying participants prior to May 15, 2001 will receive basic retirement benefits for life. The amount of annual benefit payments is periodically adjusted for cost-of-living adjustments at the beginning of each calendar year. Basic retirement benefits of $1,759 in 2000, $2,268 in 2001 and $5,433 in 2002 were paid to retired partners. The projected benefit obligation (“PBO”) is $81,221 at August 31, 2002. The accumulated benefit obligation and accrued benefit cost of the basic retirement benefits at August 31, 2002 were $75,984, as the plan is not funded. The accrued benefit cost of $75,984 includes the recognition of an additional minimum pension liability of $11,859, which was recorded as a charge to Accumulated other comprehensive income. The PBO was estimated based on a discount rate of 7.25% and an assumed rate of increase in future benefits of 1.9%.

For periods ended on or prior to May 15, 2001 partners retiring after age 56 and prior to age 62 received early retirement benefits based on two years’ earnings on a straight-line declining basis that resulted in no payout to partners retiring at age 62. Retired partners could elect to receive benefits in the form of a lump-sum payment or ten-year installment payments. Partners electing installment payments accrue interest based on a US Treasury bond index. This plan was eliminated for active partners after May 15, 2001, in connection with the transition to a corporate structure. Early retirement benefits of $28,967 in 2000, $37,685 in 2001 and $34,614 in 2002 were paid to retired partners. The amount due for early retirement benefits is $245,509 at August 31, 2002, which is being paid out over the period through 2011.

Both the basic and early retirement benefit liabilities were recorded as reductions of Partners’ capital as of May 31, 2001, as payments related to these obligations were previously recorded as distributions of partners’ income.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

10.    SHAREHOLDERS’ EQUITY

On July 24, 2001, Accenture Ltd issued 115,000,000 Class A common shares in an initial public offering. Accenture’s proceeds from the initial public offering, net of underwriting discounts of $78,200 and other estimated expenses of $19,667, were $1,569,633. On August 14, 2001, an additional 16,050,000 Class A common shares were issued in connection with the exercise of the underwriters’ over allotment option, resulting in net proceeds of $221,811. Of these net proceeds, $355,000 were used to repay amounts outstanding under revolving credit facilities, a portion was used to cover the costs incurred in connection with the transition to a corporate structure, and the balance was used for working capital, which was previously funded by the partners, and for general corporate purposes.

On May 22, 2002, the Company issued an aggregate of approximately 72,157,587 Class A common shares, of which (i) approximately 12,923,675 shares were issued upon the redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares and (ii) approximately 59,233,912 shares were issued and sold by the Company in a public offering of the Class A common shares. Net proceeds from the offering of $1,149,171 were used to acquire or redeem an aggregate of approximately 59,233,912 Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares from certain partners and former partners who, for various reasons, did not participate directly in the secondary offering. Underwriting discounts of $29,617 and other estimated expenses of $5,890 were recouped from these partners and former partners. As a result of these transactions, Accenture Ltd’s economic ownership interest in Accenture SCA increased with minority shareholders’ interests correspondingly reduced. To give effect to these transactions, approximately 68,247,483 of the newly issued Accenture Ltd Class A common shares were accounted for at carryover basis. This increased shareholders’ equity by $72,707 and reduced minority interest by $72,707.

The cost of Class A common shares repurchased by Accenture Ltd during the year ended August 31, 2002 was $327,417, which was $249,073 of public shares and $78,344 of shares redeemed or repurchased from partners in connection with the secondary offering. On July 11, 2002, Accenture Ltd’s board of directors authorized up to $600,000 for use in repurchasing shares from our partners through 2005.

In addition, on April 17, 2002 the Company’s board of directors approved the creation of a share employee compensation trust (“SECT”) and approved the contribution of up to $300,000 to the SECT. The purpose of the SECT is to acquire Accenture Ltd Class A common shares to be used to fund equity-based awards for Accenture employees, including future Accenture partners. The SECT is a non-qualified grantor trust whose financial statements are consolidated with the Company’s. During the period ended August 31, 2002, the SECT purchased 12,562,300 Accenture Ltd Class A common shares with an aggregate purchase price totaling $221,110. The remaining $78,890 continues to be available to the SECT for share repurchases.

Class A Common Shares

Holders of Accenture Ltd’s Class A common shares are entitled to one vote per share. Shareholders of Accenture Ltd do not have cumulative voting rights. Each Class A common share is entitled to a pro rata part of any dividend at the times and in the amounts, if any, which Accenture Ltd’s board of directors from time to time determines to declare, subject to any preferred dividend rights attaching to any

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

preferred shares. Finally, each Class A common share is entitled on a winding-up of Accenture Ltd to be paid a pro rata part of the value of the assets of Accenture Ltd remaining after payment of its liabilities, subject to any preferred rights on liquidation attaching to any preferred shares.

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

Voting Agreement and Share Transfer Restrictions

Accenture Ltd and each of the Accenture partners who own Accenture Ltd Class A or Class X common shares have entered into a voting agreement and each other person who becomes a partner will be required to enter into the voting agreement. The parties to the voting agreement, other than Accenture Ltd, are referred to as “covered persons.” The shares covered by the voting agreement are referred as “covered shares” and generally include all Class A and Class X shares held by covered persons that were received from Accenture.

Each covered person receiving covered shares prior to the initial public offering has agreed to maintain beneficial ownership of such shares, except as described below, for a period of eight years subsequent to the initial public offering and to maintain beneficial ownership of at least 25 percent of such shares for as long as he or she is an employee of Accenture. Covered persons who continue to be Accenture employees are permitted to transfer a percentage of such shares annually. These transfer restrictions lapse on an accelerated basis upon retirement and generally terminate upon death.

Class X common shares of Accenture Ltd may not be transferred at any time, except upon the death of a holder of Class X common shares or with the consent of Accenture Ltd. Accenture Canada Holdings Inc. exchangeable shares held by covered persons are also subject to the transfer restrictions in the voting agreement.

Under the voting agreement, prior to any vote of the shareholders of Accenture Ltd, a separate, preliminary vote of the covered shares owned by covered persons who are employees of Accenture will be taken on each matter upon which a vote of the shareholders is proposed to be taken. Subsequently, all of these covered shares will, with certain exceptions, be voted in the vote of the shareholders of Accenture Ltd in accordance with the majority of the votes cast in the preliminary vote.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

The voting agreement will continue in effect until the earlier of 50 years from the date of the voting agreement and the time it is terminated by the vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. The transfer restrictions and other provisions of the voting agreement may be waived in certain circumstances.

Accenture Ltd Common Agreement

Accenture Ltd and certain of the covered persons under the voting agreement described above under “— Voting Agreement and Share Transfer Restrictions” have entered into a common agreement, and each other person who becomes a partner in the future will be required to enter into the common agreement, under which each such covered person agrees not to transfer any of his or her covered shares under the voting agreement until July 24, 2005, except to participate as a seller in underwritten public offerings, share repurchases, sales or redemptions or other transactions, in each case as approved in writing by Accenture Ltd; and/or to transfer to estate and/or tax planning vehicles, family members and charitable organizations that become bound by the terms of the common agreement, in each case as approved in writing by Accenture Ltd.

11.    MINORITY INTEREST

Accenture SCA Class I Common Shares

Partners in Australia, Denmark, France, Italy, Norway, Spain, Sweden and the United States received Accenture SCA Class I common shares in connection with the transition to a corporate structure. Each Class I common share of Accenture SCA entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture SCA. Subject to contractual transfer restrictions, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at a redemption price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the redemption. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. This one-for-one redemption price and exchange ratio will be adjusted if Accenture Ltd holds more than a de minimis amount of assets (other than its interest in Accenture SCA and assets it holds only transiently prior to contributing them to Accenture SCA) or incurs more than a de minimis amount of liabilities (other than liabilities for which Accenture SCA has a corresponding liability to Accenture Ltd). Accenture Ltd does not intend to hold any material assets other than its interest in Accenture SCA or to incur any material liabilities such that this one-for-one exchange ratio would require an adjustment.

Accenture SCA Transfer Rights Agreement

Persons and Shares Covered

Accenture SCA and each of the partners who own shares of Accenture SCA have entered into a transfer rights agreement. The parties to the transfer rights agreement, other than Accenture SCA, are referred to as “covered persons.” The Accenture SCA shares covered by the transfer rights agreement generally include all Class I common shares of Accenture SCA owned by a covered person. The shares covered by the transfer rights agreement are referred to as “covered shares.” The restrictions on transfer are comparable to those applicable to covered persons under the voting agreement among Accenture Ltd and each of the Accenture partners who own Accenture Ltd Class A or Class X common shares described above under “—Voting Agreement and Share Transfer Restrictions”.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

The articles of association of Accenture SCA provide that shares of Accenture SCA (other than those held by Accenture Ltd) may be transferred only with the consent of the Accenture SCA supervisory board or its delegate, the Accenture SCA partners committee.

At any time after the third anniversary of the date of the consummation of the transition to a corporate structure, covered persons holding Accenture SCA Class I common shares may, without restriction, require Accenture SCA to redeem any Accenture SCA Class I common share held by such holder for a redemption price per share generally equal to the lower of the market price of an Accenture Ltd Class A common share and $1. Accenture SCA may, at its option, pay this redemption price in cash or by delivering Accenture Ltd Class A common shares. All transfer restrictions applicable to a covered person under the transfer rights agreement, terminate upon death.

Accenture Canada Holdings Inc. Exchangeable Shares

Partners resident in Canada and New Zealand received Accenture Canada Holdings Inc. exchangeable shares and Accenture Ltd Class X common shares in connection with the transition to a corporate structure. Holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture Ltd Class A common shares on a one-for-one basis. Accenture Canada Holdings Inc. may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture Ltd Class A common share entitles its holder.

Minority Interest

The minority interest percentage was 59% at August 31, 2001 and declined to 53% at August 31, 2002. The calculation of the minority interest percentages at August 31, 2001 and 2002 reflect the assumed issuance to Accenture Ltd of Accenture SCA Class I common shares that will be issued in connection with the delivery of Accenture Ltd Class A common shares underlying the restricted share units, which generally are considered fully vested and will be issued for no consideration solely upon the passage of time.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

12.    EARNINGS PER SHARE (EPS)

	Year ended August 31, 2002
	Basic	Diluted
Net income available for Class A common shareholders	$244,895	$244,895
Minority interest (1)	—	331,592

Net income for per share calculation	$244,895	$576,487

Basic weighted average Class A common shares	425,941,809	425,941,809
Class A common shares issuable upon redemption of minority interest (1)	—	575,874,473
Employee compensation related to Class A common shares	—	21,595,499
Employee share purchase program related to Class A common shares	—	377,765

Weighted average Class A common shares	425,941,809	1,023,789,546

Earnings per Class A common share	$0.57	$0.56

(1)
Accenture Class A common shares issuable or exchangeable upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not held by Accenture.

13.    EMPLOYEE SHARE PLANS

Share Incentive Plan

The Accenture Ltd 2001 Share Incentive Plan (the “share incentive plan”) permits the grant of nonqualified share options, incentive stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards to employees, directors, third-party consultants, former United States employees or former partners of, or other persons who perform services for, Accenture Ltd and its affiliates. A maximum of 375,000,000 Class A common shares may be subject to awards under the share incentive plan. At August 31, 2002, 214,061,842 shares were available for future grants under the share incentive plan. Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the share incentive plan. The share incentive plan is administered by a committee of the board of directors of Accenture Ltd, which may delegate its duties and powers in whole or in part as it determines.

Employee Share Purchase Plan

The Accenture Ltd 2001 Employee Share Purchase Plan is a nonqualified plan established during the fiscal year ended August 31, 2002 that allows eligible employee participants to purchase Class A common shares at a discount through payroll deductions. Under this plan, substantially all employees may elect to contribute 1% to 10% of their compensation each offering period (up to a per participant maximum of $25 per calendar year) to purchase Class A common shares. The purchase price of Class A common shares is 85% of the lower of its beginning of offering period or end of offering period market price. A maximum of 75,000,000 Class A common shares may be issued under the plan.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

The first offering period under this plan was from October 1, 2001 through March 31, 2002. Under the plan, the Company sold 6,112,599 Class A common shares to employees at the conclusion of that offering period. This plan’s second offering period began on April 1, 2002 and will end on September 30, 2002. The weighted-average fair value of share purchase rights granted under this plan was $5.19 in fiscal 2002.

Stock Options

Accenture shall determine the exercise price for each option, provided, however, that an incentive share option must generally have an exercise price that is at least equal to the fair market value of the Class A common shares on the date the option is granted.

Options currently outstanding under the share incentive plan have a maximum term of ten years. Options vest under varying schedules. Stock option activity for fiscal 2001 and 2002 was as follows:

	2001		2002
	Number	Weighted Average Exercise Price per Option	Number	Weighted Average Exercise Price per Option
Options outstanding, beginning of year	—	$—	95,820,431	$14.54
Granted	96,360,395	14.54	3,993,818	18.78
Exercised	—	—	273,931	14.53
Forfeited	539,964	14.51	13,408,828	14.55
Expired	—	—	—	—

Options outstanding, end of year	95,820,431	$14.54	86,131,490	$14.73

Exercisable at year end	—		20,542,137

Weighted average fair value of options granted during the year		$7.74		$9.44

The following table summarizes information about stock options outstanding at August 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Contractual Life Remaining	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$12.82 - $15.31	82,246,271	8.8	$14.53	20,518,918	$14.54
$15.32 - $18.32	1,055,997	9.5	15.98	15,155	15.50
$18.33 - $27.23	2,829,222	9.8	20.01	8,064	18.34

	86,131,490	8.8	$14.73	20,542,137	$14.54

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

Pro Forma Impact of SFAS No. 123

Accenture elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for its employee share options and purchase rights rather than, as discussed below, the alternative fair value accounting provided for under SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized in Accenture’s financial statements for its employee share purchase rights granted under its employee share options and employee share purchase plan.

Had compensation cost for the Company’s employee stock options and employee stock purchase plan been determined based on the fair value at the grant date under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2001	2002
Net income
As reported	$1,057,403	$244,895
Pro forma	$1,052,202	$139,804
Basic earnings per Class A common share
As reported	n/m	$0.57
Pro forma	n/m	$0.33
Diluted earnings per Class A common share
As reported	n/m	$0.56
Pro forma	n/m	$0.32

n/m    not meaningful

The fair value of each option grant and grant of employee share purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001		2002
Stock Options	Partners	Non-partners	Partners	Non-partners
Expected life (in years)	6	5	6	5
Risk-free interest rate	4.93%	4.73%	4.59%	3.35%
Expected volatility	50%	50%	50%	50%
Expected dividend yield	0%	0%	0%	0%

	2001	2002
Employee Share Purchase Plan	All Participants	All Participants
Expected life (in years)	N/A	0.5
Risk-free interest rate	N/A	2.50%
Expected volatility	N/A	50%
Expected dividend yield	N/A	0%

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

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

Under the share incentive plan, participants may be granted restricted share units without cost to the participant. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the participant to receive a Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan vest at various times, generally ranging from immediate vesting to vesting over a five-year period. Compensation expense was recognized using a graded-vesting attribution method. Information with respect to restricted share units is as follows:

	2001	2002
Shares granted	68,481,815	5,124,912
Weighted average fair value of shares	$14.98	$20.58
Before-tax compensation expense charged to earnings (1)	$967,110	$59,158

(1)	FY 2001 amount is net of $26,270 related to cancelled liabilities on the deferred bonus plan for employees.

14.    PROFIT SHARING AND RETIREMENT PLANS

In the United States, Accenture maintains and administers a trusteed profit sharing plan that includes 18,900 active Accenture employees. The annual profit sharing contribution is determined by management. The contribution to the profit sharing plan was $87,189 in 2000, $97,439 in 2001, and $92,515 in 2002, which approximated 6% of plan members’ compensation.

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

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

	Pension Benefits		Other Benefits
	2001	2002	2001	2002
Changes in projected benefit obligation
Projected benefit obligation, beginning of year	$308,599	$387,595	$30,463	$51,762
Adjustment cost	—	14,153	—	—
Service cost	39,825	43,777	4,136	5,277
Interest cost	21,465	27,027	2,426	3,824
Amendments	1,558	—	—	(3,498)
Special termination benefits	—	1,903	—	—
Participants contributions	223	244	—	—
Acquisitions/divestitures	—	(1,447)	—	—
Curtailment loss	—	(4,366)	—	(1,065)
Special termination charge	—	—	—	759
Actuarial loss	33,082	1,787	14,895	22,385
Benefits paid	(9,867)	(4,663)	(158)	(461)
Exchange rate (gain)/loss	(7,290)	13,358	—	—

Projected benefit obligation, end of year	$387,595	$479,368	$51,762	$78,983

Changes in plan assets
Fair value of plan assets, beginning of year	$310,066	$373,979	$15,126	$20,155
Expected return on plan assets	23,964	29,888	1,147	1,380
Actuarial loss	(53,617)	(56,630)	(265)	(721)
Acquisitions/divestitures cost	—	40	—	—
Employer contributions	108,349	28,438	4,305	2,530
Participants contributions	223	244	—	—
Benefits paid	(9,867)	(4,663)	(158)	(461)
Exchange rate gain/(loss)	(5,139)	5,578	—	—

Fair value of plan assets, end of year	$373,979	$376,874	$20,155	$22,883

Reconciliation of funded status
Funded status	$(13,616)	$(102,493)	$(31,607)	$(56,100)
Unrecognized transitional obligation	1,717	1,216	997	835
Unrecognized loss	22,788	77,842	17,324	38,678
Unrecognized prior service cost	11,419	8,389	—	(3,498)

Prepaid/(accrued) benefit cost as of August 31	22,308	(15,046)	(13,286)	(20,085)
Contribution between June 30 — August 31	—	—	2,261	—

Adjusted Prepaid/(accrued) benefit cost as of August 31	$22,308	$(15,046)	$(11,025)	$(20,085)

Amounts recognized in the Combined and Consolidated Balance Sheets consist of:
Prepaid benefit cost	$60,023	$51,956	$—	$—
Accrued benefit liability	(37,715)	(69,406)	(11,025)	(14,892)
Intangible asset	—	966	—	—
Accumulated other comprehensive income	—	1,438	—	—

Net amount recognized at year-end	$22,308	$(15,046)	$(11,025)	$(14,892)

Components of pension expense
Service cost	$39,825	$43,777	$4,136	$5,277
Interest cost	21,465	27,027	2,426	3,824
Expected return on plan assets	(23,964)	(29,888)	(1,147)	(1,380)
Amortization of transitional obligation	601	564	87	79
Amortization of loss/(gain)	(5,230)	473	—	686
Amortization of prior service cost	2,293	2,269	—	—
Curtailment loss cost	—	761	—	83
Special termination benefits charge cost	—	1,903	—	759

Total	$34,990	$46,885	$5,502	$9,328

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

	Pension Benefits		Other Benefits
	2001	2002	2001	2002
Weighted-average assumptions
Discount rate	6.83%	6.53%	7.50%	7.25%
Expected return on plan assets	7.99%	7.91%	8.00%/6.00%	8.00%/5.00%
Rate of increase in future compensation	7.62%	5.17%	N/A	N/A

The projected benefit obligations and fair value of plan assets for defined benefit pension plans with projected benefit obligations in excess of plan assets were $136,120 and $84,923, respectively, as of August 31, 2001 and $479,368 and $376,874, respectively, as of August 31, 2002. The accumulated benefit obligations and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $41,000 and $17,300, respectively, as of August 31, 2001 and $74,092 and $23,213, respectively, as of August 31, 2002.

Assumed Health Care Cost Trend

Annual rate increases in the per capita cost of health care benefits of 11.2% (under 65) and 13.0% (over 65) were assumed for the plan year ending June 30, 2003. The trend rate assumptions are changed beginning for the plan year ending June 30, 2003. The rate is assumed to decrease on a straight-line basis to 5% for the plan year ending June 30, 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend would have the following effects:

	One Percentage Point Increase
	2001	2002
Effect on total of service and interest cost components	$1,445	$2,468
Effect on year-end postretirement benefit obligation	7,336	13,827

	One Percentage Point Decrease
	2001	2002
Effect on total of service and interest cost components	$(1,256)	$(2,000)
Effect on year-end postretirement benefit obligation	(6,367)	(11,254)

Deferred Bonus Plan

On September 1, 2000, Accenture implemented a deferred bonus plan for employees based on tenure and performance. The plan provided for a loyalty award, which vested immediately, and a performance award, which vested over a period of three years. In connection with the grant of restricted share units, Accenture terminated the deferred bonus plan for employees on July 19, 2001. At August 31, 2001, the liability for the liquidated investments was $73,218, which was paid out in the first quarter of fiscal 2002 in partial settlement of vested benefits. For the remaining vested and unvested benefits, 7,968,826 restricted share units were granted to employees on July 19, 2001.

15.    LEASE COMMITMENTS

Accenture has various lease agreements, principally for office space, with various renewal options. Rental expense (net of sublease income from third parties of $3,273 in 2000, $12,911 in 2001, and

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

$13,824 in 2002) including operating costs and taxes, was $217,675 in 2000, $207,757 in 2001, and $264,982 in 2002. Future minimum rental commitments under non-cancelable operating leases as of August 31, 2002, are as follows:

2003	$ 255,445
2004	212,274
2005	200,635
2006	166,414
2007	147,227
Thereafter	1,109,800

$2,091,795

16.    RESTRUCTURING, REORGANIZATION AND REBRANDING

In the fourth quarter of 2002, Accenture recognized restructuring costs of $110,524 related to a global consolidation of office space. Global office consolidation costs are comprised of $67,112 related to exiting operating leases and $43,412 in write-downs of assets such as leasehold improvements and furniture and fixtures. Liabilities associated with exiting operating leases and related obligations represent the net present value of rental or termination obligations and other contractual obligations associated with leased space abandoned in the fourth quarter of fiscal year 2002 or leased space that will be abandoned during the first quarter of fiscal year 2003, less anticipated sublease proceeds. Included in the August 31, 2002 consolidated balance sheet is $32,630 in current other accrued liabilities and $34,482 in other non-current liabilities representing the net present value of the estimated remaining obligations.

Reorganization and rebranding costs for 2001 include one-time costs, beginning September 2000, to rename the organization Accenture and other costs related to the transition to a corporate structure. Reorganization and rebranding costs were $848,615 for the year ended August 31, 2001 and included $157,000 of amortization of intangible assets acquired in connection with the Memorandum of Understanding with AW-SC and AA, as described in Note 17. The intangible assets related to the forbearance by AW-SC and Arthur Andersen to use, and the limited use by Accenture of, the Andersen Consulting name or variations of that name and related domain names. The intangible assets were amortized over periods ranging from three to six months.

17.    RELATED PARTIES

Amounts due to/due from related parties at August 31, 2001 and 2002 are payable to/receivable from those individuals who were partners of Accenture prior to May 31, 2001 in relation to pre-incorporation matters.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

In prior years, Accenture engaged in various transactions with AA/AW-SC, which was then a related party as described in Note 1. Below is a summary of those transactions.

2000
Nature of Transaction
Rental expense	$23,948
Andersen Worldwide costs allocated	18,975
Professional education and development costs	38,577
Professional services	34,710
Interest expense	3,950

The Combined Income Statements Before Partner Distributions include expenses that were allocated to Accenture by AW-SC on a specific identification basis. In addition, AW-SC incurred certain costs on behalf of Accenture which were allocated to Accenture primarily based on square footage, partner units, net assets employed or number of training participants.

Until August 7, 2000, AW-SC, as an agent for the Accenture and AA Member Firms, facilitated various MFIAs among the individual Accenture and AA Member Firms. The amount due to AW-SC from Accenture Member Firms under these MFIAs was $313,832 in 2000.

In response to a request for binding arbitration by the Accenture Member Firms, the International Chamber of Commerce (“ICC”) appointed a Tribunal, by its Final Award dated July 28, 2000, and notified to the parties on August 7, 2000, the Tribunal ruled that AW-SC had breached its material obligations under the MFIAs in fundamental respects and the Accenture Member Firms were excused from any further obligations to AW-SC and AA Member Firms under the MFIAs as of August 7, 2000. The ruling stated that amounts due under MFIAs, which were escrowed between 1998 and 1999 of $512,324 plus accrued interest, should be paid to AA as directed by AW-SC and allocated the costs of the proceeding among the parties. The escrowed funds, along with net accumulated interest on investments, were transferred to AA by the escrow agent on various dates in September, 2000. Accenture, AW-SC and AA entered into a Memorandum of Understanding (“MOU”), which provided for payments to AA of $556,000, including the payment of $313,832 for amounts due to AW-SC from Accenture Member Firms, the purchase of intangible assets for $157,000 and the payment of $85,000 for the settlement of all interfirm payables.

Pursuant to the MOU, Accenture and AA entered into (1) a six-year services agreement under which AA would provide certain services to Accenture for payments to AA of $60,000 per year, (2) a five-year agreement under which AA would provide certain training facilities to Accenture for payments to AA of $60,000 per year, and (3) a five-year agreement under which Accenture would provide $22,500 per year of certain services at no cost to AA; each agreement was effective January 1, 2001.

Accenture recorded all elements of the MOU at fair value. Accenture recorded an accrual of $190,962 equal to the excess of the contractual obligations under the service agreements referred to above over the fair value of the services to be provided thereunder and recorded a reduction of undistributed earnings of $268,781 for the accrual for the services contracts and other cash payments. Payments due under the five-year and six-year services agreements will be based upon rates established

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

by AA that Accenture has determined will exceed the rates that they charge for similar services to unrelated parties (the fair value of those services). The excess of the present value of the amounts payable to AA over the fair value of those services has been recorded as a liability and a distribution to partners as of December 2000. Accenture is obligated to provide AA up to $22,500 per year of services valued at then current retail billing rates for five years. The present value of the fair value of these services determined by reference to the fees usually received for such services has been recorded as a liability and as a distribution to partners as of December 2000. These liabilities, which aggregated $190,962, are reported as distributions to partners because the liabilities were incurred in connection with Accenture’s separation from AA. At August 31, 2001, amounts due to/from AA/AW-SC and Accenture are no longer classified as related party balances.

In October 2002, Accenture and Arthur Andersen LLP have entered into a new facility services agreement, which provides Accenture with the use of Arthur Andersen LLP’s training facility in St. Charles, Illinois, at market rates through July 1, 2007. Accenture and Arthur Andersen LLP have terminated the prior St. Charles facility services agreement, as well as the services agreements by which Arthur Andersen LLP and other Arthur Andersen firms were to provide services, including tax services, to Accenture and by which Accenture was to provide Arthur Andersen LLP and other Arthur Andersen firms with consulting services. The final payment by Accenture to Arthur Andersen LLP in connection with the termination of these agreements is within the amounts Accenture had previously accrued and will not have a material impact on Accenture’s income statement.

18.    BUSINESS COMBINATIONS

On February 28, 2002, Accenture increased its ownership interest in Accenture HR Services (formerly e-peopleserve Ltd.), a human resource outsourcing business, from approximately 50 to 100 percent. The purchase price for the additional interest, including assumed liabilities, was $115,000 primarily consisting of a $70,000 cash payment and $35,000 to be paid over a five-year period. The contract also includes an earn-out provision, which could result in up to $187,500 of additional purchase price over a five-year period. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” resulted in an allocation of $115,003 to non tax-deductible goodwill and $10,250 to finite-lived intangibles. The pro forma effects on operations are not material.

On December 31, 2001, Accenture increased its ownership interest in Avanade, Inc. from approximately 50 percent to 78 percent. The purchase price for the additional interest was $81,350, of which $31,350 represented 1,259,272 Class A common shares of Accenture Ltd and $49,995 represented Accenture’s interest in Avanade, Inc. shares repurchased by Avanade, Inc. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS 141, resulting in an allocation of $52,600 to non tax-deductible goodwill and $3,976 to finite-lived intangibles. The pro forma effects on operations are not material.

19.    COMMITMENTS AND CONTINGENCIES

At August 31, 2002, Accenture or its present personnel had been named as a defendant in various litigation matters involving present or former clients. All of these are civil in nature. Based on the present status of these litigation matters, the management of Accenture believes the liability will not ultimately have a material effect on the results of operations or the financial position and cash flows of Accenture.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

20.    SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Accenture’s chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets. The reportable operating segments are the five operating groups (formerly known as global market units), which are Communications & High Tech, Financial Services, Government, Products and Resources.

Certain changes have been made to the prior-period amounts in order to conform with the current-period presentation. The most significant of these changes was the elimination of interest expense from the five operating groups’ operating income and the elimination of interest credits from Others’ operating income. Also, certain consolidated affiliated companies’ revenues and operating income (loss) results are included in the five operating groups’ results rather than being reported in Other.

Reportable Segments

Year ended August 31, 2000	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursement	$2,806,506	$2,541,900	$796,862	$1,932,302	$1,660,868	$13,647	$9,752,085
Depreciation (1)	65,425	62,633	19,005	43,805	46,210	—	237,078
Operating income (loss)	671,111	666,620	79,618	416,053	264,070	(11,353)	2,086,119

Assets at August 31 (2)	$492,220	$302,138	$123,933	$188,252	$178,750	$6,418	$1,291,711

Year ended August 31, 2001	Comm. & High Tech	Financial Services	Government	Products	Resources	Other (3)	Total
Revenues before reimbursements	$3,238,256	$2,893,567	$1,003,235	$2,356,440	$1,933,225	$18,997	$11,443,720
Depreciation (1)	76,901	65,897	21,053	45,316	47,905	—	257,072
Operating income (loss)	448,452	536,783	75,292	363,085	235,126	(962,982)	695,756

Assets at August 31 (2)	$500,762	$325,641	$161,584	$219,486	$258,146	$17,523	$1,483,142

Year ended August 31, 2002	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$3,181,658	$2,621,086	$1,315,819	$2,441,319	$2,005,045	$9,342	$11,574,269
Depreciation (1)	100,341	81,663	30,737	58,854	61,672	—	333,267
Operating income (loss)	236,107	279,358	206,881	469,448	194,457	(800)	1,385,451

Assets at August 31 (2)	$434,805	$329,929	$312,270	$247,673	$302,653	$39,769	$1,667,099

(1)	This amount includes depreciation on property and equipment controlled by each operating segment as well as an allocation for depreciation on property and equipment they do not directly control.
(2)
Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, Unbilled services, Deferred revenue and a portion of Other long-term assets that represent balances for clients with extended payment terms.

(3)	In 2001, Other includes the one-time cost of the restricted share-units that were granted and vested as of August 31, 2001, as this amount was not charged to the global market units.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies, except for the one-time cost of restricted share units and interest expense as described above.

Geographic Information

Revenues are attributed to geographic areas based on where client services are supervised.

	Americas	EMEA (1)	Asia Pacific	Total
Fiscal 2000
Revenues before reimbursements	$5,223,120	$3,713,818	$815,147	$9,752,085
Reimbursements	964,758	506,068	107,773	1,578,599
Revenues	6,187,878	4,219,886	922,920	11,330,684
Long lived assets at August 31	500,133	158,184	47,191	705,508

	Americas	EMEA (1)	Asia Pacific	Total
Fiscal 2001
Revenues before reimbursements	$6,112,986	$4,484,075	$846,659	$11,443,720
Reimbursements	987,947	516,567	113,638	1,618,152
Revenues	7,100,933	5,000,642	960,297	13,061,872
Long lived assets at August 31	567,987	199,296	55,035	822,318

	Americas	EMEA (1)	Asia Pacific	Total
Fiscal 2002
Revenues before reimbursements	$5,835,992	$4,962,942	$775,335	$11,574,269
Reimbursements	872,019	530,534	128,202	1,530,755
Revenues	6,708,011	5,493,476	903,537	13,105,024
Long lived assets at August 31	403,915	265,023	47,566	716,504

(1)	EMEA includes Europe, Middle East and Africa.

ACCENTURE LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars except share and per share amounts or as otherwise disclosed)

21.    QUARTERLY DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Fiscal 2001
Revenues before reimbursements	$2,831,298	$2,881,698	$2,953,289	$2,777,435	$11,443,720
Reimbursements	377,714	409,213	458,403	372,822	1,618,152
Revenues	3,209,012	3,290,911	3,411,692	3,150,257	13,061,872
Operating income (loss)	839,403	522,698	115,572	(781,917)	695,756
Income (loss) before accounting change	1,010,467	419,539	(190,795)	(369,782)	869,429
Partnership income (loss) before partner distributions	1,198,441	419,539	(190,795)		1,427,185
Net loss				(369,782)	(369,782)
Earnings per share:
Basic and diluted (1)	n/a	n/a	n/a	(1.25)	n/a
Common stock prices per share:
High	n/a	n/a	n/a	15.50	n/a
Low	n/a	n/a	n/a	14.05	n/a
Fiscal 2002
Revenues before reimbursements	$2,988,630	$2,913,289	$2,980,678	$2,691,672	$11,574,269
Reimbursements	352,692	415,148	369,982	392,933	1,530,755
Revenues	3,341,322	3,328,437	3,350,660	3,084,605	13,105,024
Operating income	414,257	388,279	434,986	147,929	1,385,451
Net income	81,676	10,611	114,461	38,147	244,895
Earnings per Class A common share:
— Basic	0.20	0.03	0.28	0.08	0.57
— Diluted	0.20	0.02	0.27	0.08	0.56
Weighted average Class A common shares:
— Basic	410,488,771	409,576,609	414,463,440	468,829,346	425,941,809
— Diluted	1,014,448,500	1,035,794,758	1,027,990,942	1,006,394,255	1,023,789,546
Common stock prices per share:
— High	22.75	28.34	30.50	20.99
— Low	11.61	22.50	19.50	13.70

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 7, 2002 by the undersigned, thereunto duly authorized.

ACCENTURE LTD

By:	/S/ JOE W. FOREHAND
Name: Joe W. Forehand Title: Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joe W. Forehand, Harry L. You, and Douglas G. Scrivner, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 7, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ JOE W. FOREHAND Joe W. Forehand	Chief Executive Officer and Chairman of the Board (principal executive officer)

/S/ STEPHAN A. JAMES Stephan A. James	Director

/S/ STEVEN A. BALLMER Steven A. Ballmer	Director

/S/ DINA DUBLON Dina Dublon	Director

Signature	Title

/S/ KARL-HEINZ FLÖTHER Karl-Heinz Flöther	Director

/S/ JOEL P. FRIEDMAN Joel P. Friedman	Director

/S/ WILLIAM D. GREEN William D. Green	Director

/S/ ROBERT I. LIPP Robert I. Lipp	Director

/S/ BLYTHE J. MCGARVIE Blythe J. McGarvie	Director

/S/ SIR MARK MOODY-STUART Sir Mark Moody-Stuart	Director

/S/ MASAKATSU MORI Masakatsu Mori	Director

/S/ DIEGO VISCONTI Diego Visconti	Director

/S/ WULF VON SCHIMMELMANN Wulf von Schimmelmann	Director

/S/ JACKSON L. WILSON, JR. Jackson L. Wilson, Jr.	Director

/S/ HARRY L. YOU Harry L. You	Chief Financial Officer (principal financial and accounting officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Joe W. Forehand, Chief Executive Officer and Chairman of the Board of Accenture Ltd, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Accenture Ltd (the “Registrant”);

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    November 7, 2002

/S/ JOE W. FOREHAND
Chief Executive Officer and Chairman of the Board (principal executive officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Harry L. You, Chief Financial Officer of Accenture Ltd, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Accenture Ltd (the “Registrant”);

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    November 7, 2002

/S/ HARRY L. YOU
Chief Financial Officer (principal financial and accounting officer)

S-4