Form 10-K/A
period 2002-08-31
ACCENTURE LTD
filed 2002-12-20
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16565

ACCENTURE LTD

Bermuda	98-0341111
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the common equity of the Registrant held by non-affiliates of the Registrant on February 28, 2002 was approximately $8.9 billion, based on the closing price of the Registrant’s Class A common shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $26.19 per share and on the par value of the Registrant’s Class X common shares, par value $0.0000225 per share.

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended August 31, 2002 as set forth below and in the pages attached hereto.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following financial statements with respect to the Accenture Ltd 2001 Employee Share Purchase Plan are filed herewith as exhibits pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, as amended, in lieu of filing on Form 11-K:

Exhibit 23.3	Consent of Independent Auditors

Exhibit 23.4	Consent of Independent Accountants

Exhibit 99.3	Independent Auditors’ Report

Exhibit 99.4	Report of Independent Accountants

Exhibit 99.5
(a)    Statements of Financial Condition as of August 31, 2002 and August 31, 2001

(b)    Statements of Operations and Changes in Plan Equity for the Year Ended August 31, 2002 and the Period Ended August 31, 2001

(c)    Notes to Financial Statements

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf on December 20, 2002 by the undersigned, thereunto duly authorized.

ACCENTURE LTD

By:	/S/ JOE W. FOREHAND
Name:	Joe W. Forehand
Title:	Chief Executive Officer

By:	/S/ HARRY L. YOU
Name:	Harry L. You
Title:	Chief Executive Officer

3