Form 10-Q
period 2002-11-30
ACCENTURE LTD
filed 2003-01-14
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16565

ACCENTURE LTD
(Exact name of Registrant as specified in its charter)

Bermuda	98-0341111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cedar House
41 Cedar Avenue
Hamilton HM12, Bermuda
(Address of principal executive offices)

(441) 296-8262
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☒    No  ☐

The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of December 30, 2002 was 411,222,314 (which number does not include 29,282,034 issued shares held by subsidiaries of the Registrant). The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of December 30, 2002 was 516,465,359.

ACCENTURE LTD

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

August 31, 2002 and November 30, 2002
(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2002	November 30, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,316,976	$1,473,643
Restricted cash	79,445	14,656
Receivables from clients, net	1,330,642	1,377,302
Unbilled services	774,214	905,921
Due from related parties	39,488	7,572
Deferred income taxes, net	189,976	185,549
Other current assets	330,347	310,508

Total current assets	4,061,088	4,275,151

NON-CURRENT ASSETS:
Unbilled services	106,162	131,459
Investments	76,017	46,874
Property and equipment, net	716,504	658,122
Goodwill	167,603	169,328
Deferred income taxes, net	283,969	299,063
Other non-current assets	67,605	68,019

Total non-current assets	1,417,860	1,372,865

TOTAL ASSETS	$5,478,948	$5,648,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$57,922	$55,326
Current portion of long-term debt	5,177	2,141
Accounts payable	450,208	378,815
Deferred revenue	543,917	538,634
Accrued payroll and related benefits	1,139,887	1,072,633
Income taxes payable	459,836	677,679
Deferred income taxes, net	18,884	18,741
Other accrued liabilities	651,231	454,552

Total current liabilities	3,327,062	3,198,521

NON-CURRENT LIABILITIES:
Long-term debt	3,428	4,215
Retirement obligation	382,180	397,723
Deferred income taxes, net	16,674	16,556
Other non-current liabilities	791,582	774,443

Total non-current liabilities	1,193,864	1,192,937

MINORITY INTEREST	519,396	673,998

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 433,695,621 issued as of August 31, 2002 and 440,237,875 issued as of November 30, 2002	10	10
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 524,094,456 shares issued and outstanding as of August 31, 2002 and November 30, 2002	13	13
Restricted share units (related to Class A common shares), 58,265,829 units issued and outstanding as of August 31, 2002 and 58,174,671 units issued and outstanding as of November 30, 2002	848,218	846,810
Additional paid-in capital	1,397,828	1,447,560
Treasury shares, at cost, 13,726,885 and 12,624,992 shares at August 31, 2002 and November 30, 2002, respectively	(315,486)	(286,168)
Treasury shares owned by Accenture Ltd Share Employee Compensation Trust, at cost, 12,562,300 and 16,611,600 shares at August 31, 2002 and November 30, 2002, respectively	(221,110)	(285,976)
Retained deficit	(1,190,415)	(1,061,837)
Accumulated other comprehensive loss	(80,432)	(77,852)

Total shareholders’ equity	438,626	582,560

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,478,948	$5,648,016

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended November 30, 2001 and 2002
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2001	2002
REVENUES:
Revenues before reimbursements	$2,988,630	$2,929,958
Reimbursements	352,692	397,489

Revenues	3,341,322	3,327,447
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	1,806,181	1,774,197
Reimbursable expenses	352,692	397,489

Cost of services	2,158,873	2,171,686
Sales and marketing	360,235	355,833
General and administrative costs	407,957	370,731

Total operating expenses	2,927,065	2,898,250

OPERATING INCOME	414,257	429,197
Gain (loss) on investments, net	(94,737)	3,805
Interest income	14,785	9,093
Interest expense	(9,770)	(6,536)
Other income (expense)	(7,933)	(1,775)
Equity in gains (losses) of affiliates	6,201	(530)

INCOME BEFORE TAXES	322,803	433,254
Provision for taxes	122,665	164,637

INCOME BEFORE MINORITY INTEREST	200,138	268,617
Minority interest	(118,462)	(141,746)

NET INCOME	$81,676	$126,871

Weighted Average Class A Common Shares:
Basic	410,488,771	468,119,491
Diluted	1,014,448,500	1,000,572,365

Earnings Per Class A Common Share:
Basic	$0.20	$0.27
Diluted	$0.20	$0.27

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT

For the Three Months Ended November 30, 2002
(U.S. dollars and share amounts in thousands)
(Unaudited)

		Class A Common Shares		Class X Common Shares		Restricted Share Units Common Shares		Additional Paid-in Capital	Treasury Shares		Treasury Shares— SECT		Reatined Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)
	Preferred shares	$	No. Shares	$	No. Shares	$	No. Shares		$	No. Shares	$	No. Shares			Total
Balance at August 31, 2002	$—	$10	433,696	$13	524,094	$848,218	58,266	$1,397,828	$(315,486)	(13,727)	$(221,110)	(12,562)	$(1,190,415)	$(80,432)	$438,626
Comprehensive income
Net income													126,871		126,871
Other comprehensive income
Unrealized gains on marketable securities, net of reclassification adjustment														2,949	2,949
Foreign currency translation														(369)	(369)

Other comprehensive income														2,580

Comprehensive income															129,451
Income tax benefit on stock-based compensation plans								4,019							4,019
Purchases of Class A common shares									(3,948)	(281)	(64,866)	(4,050)			(68,814)
Cancellation of restricted share units, net						(257)	(15)								(257)
Purchase of Accenture SCA Class I common shares								(142)	—						(142)

Issuance of Class A common shares:
Employee Share Purchase Plan			5,188					46,203	28,574	1,188					74,777
Employee Stock Options			1,298					16,746	4,193	175					20,939
Restricted share units			56			(1,151)	(76)	652	499	20					—
Contract termination													1,707		1,707
Minority interest								(17,746)							(17,746)

Balance at November 30, 2002	$—	$10	440,238	$13	524,094	$846,810	58,175	$1,447,560	$(286,168)	(12,625)	$(285,976)	(16,612)	$(1,061,837)	$(77,852)	$582,560

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED CASH FLOWS STATEMENTS

For the Three Months Ended November 30, 2001 and 2002
(In thousands of U.S. dollars)
(Unaudited)

	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,676	$126,871

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	69,069	60,853
(Gain) loss on investments, net	94,737	(3,805)
Equity in (gains) losses of affiliates	(6,201)	530
Losses on disposal of property and equipment	8,582	4,237
Restricted share unit-based compensation	3,055	13,370
Deferred income taxes	(40,421)	(10,928)
Minority interest	118,462	141,746
Other items, net	14,780	(2,913)
Change in assets and liabilities—
Increase in receivables from clients, net	(35,536)	(46,660)
Increase in unbilled services	(198,587)	(131,707)
Decrease in other current assets	13,834	3,740
Decrease (increase) in unbilled services, non-current	921	(25,297)
Decrease (increase) in other non-current assets	3,545	(4,410)
Decrease in accounts payable	(11,070)	(71,393)
Decrease in due from related parties	—	31,916
Decrease in deferred revenue	(88,650)	(1,536)
Increase (decrease) in accrued payroll and related benefits	64,166	(52,614)
(Decrease) increase in income taxes payable	(279,142)	217,843
Decrease in other accrued liabilities	(25,901)	(43,449)
Increase (decrease) in other non-current liabilities	15,291	(8,087)

Net cash (used in) provided by operating activities	(197,390)	198,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	8,361	45,076
Proceeds from sales of property and equipment	257	1,369
Purchases of businesses and investments	(30,761)	(2,612)
Property and equipment additions	(42,057)	(18,904)

Net cash (used in) provided by investing activities	(64,200)	24,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution of partners’ pre-incorporation income	(489,391)	—
Contract termination payment	—	(147,569)
Issuance of Class A common shares	—	95,716
Purchase of treasury shares—Class A	(20,978)	(68,814)
Purchase of Accenture SCA Class I common shares	—	(142)
Proceeds from issuance of long-term debt	3,935	—
Repayment of long-term debt	(35)	(2,249)
Proceeds from issuance of short-term bank borrowings	132,352	20,996
Repayments of short-term bank borrowings	(122,287)	(28,927)
Decrease in restricted cash of Accenture Share Employee Compensation Trust	—	64,789

Net cash used in financing activities	(496,404)	(66,200)
Effect of exchange rate changes	7,428	(369)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(750,566)	156,667
CASH AND CASH EQUIVALENTS, beginning of period	1,880,083	1,316,976

CASH AND CASH EQUIVALENTS, end of period	$1,129,517	$1,473,643

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the SEC on November 8, 2002. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2003. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

2.    COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended November 30, 2001 and 2002, respectively, are as follows:

	2001	2002
Net income	$81,676	$126,871
Foreign currency translation adjustments	7,428	(369)
Unrealized gains on marketable securities, net of reclassification adjustments	6,538	2,949

Comprehensive income	$95,642	$129,451

3.    SEGMENT REPORTING

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

In the first quarter of fiscal 2003, Accenture transitioned the Health Services industry group from the Financial Services operating group to the Products operating group and changed the method of allocating certain costs to segments from a partner basis to a total controllable cost basis. Segment results for all periods presented have been revised to reflect these changes.

ACCENTURE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Reportable Segments

Three Months Ended November 30, 2001	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$743,215	$649,367	$336,519	$717,169	$540,908	$1,452	$2,988,630
Operating income	59,207	102,961	50,746	119,806	81,537	—	414,257

Three Months Ended November 30, 2002	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$830,007	$601,922	$358,938	$649,618	$487,268	$2,205	$2,929,958
Operating income	92,140	98,116	66,777	122,920	49,244	—	429,197

4.    EARNINGS PER SHARE (EPS)

	Three Months Ended November 30, 2001		Three Months Ended November 30, 2002
	Basic	Diluted	Basic	Diluted
Net income available for Class A common shareholders	$81,676	$81,676	$126,871	$126,871
Minority interest (1)	—	118,462	—	142,266

Net income for per share calculation	$81,676	$200,138	$126,871	$269,137

Basic weighted average Class A common shares	410,448,771	410,448,771	468,119,491	468,119,491
Class A common shares issuable upon redemption of minority interest (1)	—	595,457,336	—	524,870,992
Employee compensation related to Class A common shares	—	8,542,393	—	7,200,544
Employee share purchase program related to Class A common shares	—	—	—	381,338

Weighted average Class A common shares	410,448,771	1,014,448,500	468,119,491	1,000,572,365

Earnings per Class A common share	$0.20	$0.20	$0.27	$0.27

(1)
Accenture Class A common shares issuable or exchangeable upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not held by Accenture.

5.    ANDERSEN CONTRACTS

In October 2002, Accenture and Arthur Andersen LLP terminated the prior training facility services agreement, as well as the services agreements by which Arthur Andersen LLP and other Arthur Andersen firms were to provide services, including tax services, to Accenture and by which Accenture was to provide Arthur Andersen LLP and other Arthur Andersen firms with consulting services. In conjunction with the termination of all contracts and in settlement of all related matters with Arthur Andersen LLP and other Arthur Andersen firms, Accenture paid Arthur Andersen LLP $190,290. This payment offset previously accrued amounts and resulted in an immaterial gain. In October 2002, Accenture and Arthur Andersen LLP also entered into a new facility services agreement, which provides Accenture with the use of Arthur Andersen LLP’s training facility in St. Charles, Illinois at market rates through July 1, 2007. Accenture has committed to spend a minimum of $135,000 over the five-year period ending July 1, 2007.

ACCENTURE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

6.    ACCENTURE SHARE EMPLOYEE COMPENSATION TRUST

As of August 31, 2002, $79,445 of previously authorized contributions to the Accenture share employee compensation trust (“SECT”) remained segregated as Restricted cash on the Company’s Consolidated Balance Sheet. During the three months ended November 30, 2002, the SECT purchased approximately 4,049,300 Accenture Ltd Class A common shares with an aggregate purchase price totaling $64,866. At November 30, 2002, $14,656 continues to be available to the SECT for share purchases and is segregated as Restricted cash on the Consolidated Balance Sheet.

7.    RESTRUCTURING

In the fourth quarter of 2002, Accenture recognized restructuring costs of $110,524 related to a global consolidation of office space. At August 31, 2002, the related liability for restructuring costs was $67,112. Payments made in the three months ended November 30, 2002 were $11,110 and the liability at November 30, 2002 was $56,128 representing the net present value of the estimated remaining obligations related to exiting operating leases.

8.    PRO FORMA IMPACT OF EMPLOYEE STOCK OPTIONS AND SHARE PURCHASE PLANS

Accenture elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for its employee stock options and purchase rights rather than, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized in Accenture’s financial statements for its employee share purchase rights granted under its employee stock options and employee share purchase plan.

Had compensation cost for the Company’s employee stock options and employee share purchase plan been determined based on the fair value at the grant date under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended November 30,
	2001	2002
Net income
As reported	$81,676	$126,871
Less: Pro forma employee compensation cost related to stock options and share purchase plan, net of tax and minority interest	24,221	19,728

Pro forma	$57,455	$107,143

Basic earnings per Class A common share
As reported	$0.20	$0.27
Pro forma	$0.14	$0.23
Diluted earnings per Class A common share
As reported	$0.20	$0.27
Pro forma	$0.14	$0.23

ACCENTURE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

9.    SUBSEQUENT EVENT

On December 18, 2002, pursuant to a tender offer made to Accenture SCA shareholders on November 19, 2002, certain controlled subsidiaries of Accenture Ltd redeemed or purchased an aggregate of 7,711,281 Accenture SCA Class I shares at a price of $18.70 per share. At the same time, Accenture International SARL purchased 15,794 Accenture Canada Holdings, Inc. exchangeable shares at a price of $18.70 per share. The total cash outlay for these transactions was $144,496. These transactions were undertaken in connection with the first quarterly partner share transaction opportunity pursuant to Accenture’s Share Management Plan for Accenture’s partners, former partners and their permitted transferees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Combined and Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

We use the terms “Accenture,” “the Company,” “we,” “our,” and “us” in this report to refer to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “2002” or “fiscal year 2002” means the 12-month period that ended on August 31, 2002. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•	Should the current significant economic downturn continue to affect our clients, it could have a material adverse effect on our results of operations.

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

•
The consulting, technology and outsourcing markets are highly competitive. The pace of consolidation among competitors in the markets in which we operate continues with vertical integration of hardware and software vendors and service providers becoming more prevalent. We may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

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

•
Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. The current significant downturn continues to generate pricing pressures from our competitors and our clients that could result in permanent changes in pricing models, delivery capabilities and expectations in segments of the marketplace in which we compete.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•
Our strategy to position ourselves to achieve greater percentages of revenue and growth through substantial business transformational outsourcing engagements could result in higher concentrations of revenue, engagement backlogs and contributions to income among smaller numbers of larger clients.

•	We may be named in lawsuits as a result of Arthur Andersen’s current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen firms.

•	Negative publicity about Bermuda companies may lead to new tax legislation that could increase our tax burden and may affect our relationships with our clients.

•	We will continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

•	The share price of Accenture Ltd Class A common shares may decline due to the large number of Class A common shares eligible for future sale.

•	We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute our shareholders’ ownership in us.

•
We are registered in Bermuda, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

For a more detailed discussion of these factors, see the information under the heading “Business—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002. We undertake no obligation to update or revise any forward-looking statements.

Overview

Our results of operations are affected by the economic conditions, level of business activity and level of change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these technological and market changes early in their cycles is a key driver of our performance. Prior to May 31, 2001, we operated as a series of related partnerships and corporations under the control of our partners. We now operate in a corporate structure. As a business, whether in partnership form or in a corporate structure, our profitability is driven by many of the same factors.

Revenues are driven by our partners’ and senior executives’ ability to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to offer market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

Cost of services is primarily driven by the cost of client service personnel, which consists mainly of compensation and other personnel costs. Cost of services as a percentage of revenues is driven by the productivity of our client service workforces. Chargeability, or utilization, represents the percentage of our professionals’ time spent on billable work. Selling and marketing expense is driven primarily by business development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client targeting, image development and brand-recognition activities. General and administrative costs primarily include costs for non-client facing personnel, information systems and office space, which we seek to manage in line with changes in activity levels in our business.

We continue to experience increasing pricing pressures from competitors as well as from clients facing pressure to control costs under continuing uncertain economic conditions. The pace of consolidation, as well as vertical integration, among competitors in the markets in which we operate continues to increase. We continue to see clients reduce or defer their expenditures or defer the start of work already contracted. Although new contract bookings were strong in fiscal 2002, new contract bookings for the fiscal quarter ended November 30, 2002 decreased 27% as compared to new bookings for the fiscal quarter ended November 30, 2001. The consulting and systems integration markets remain depressed due to the economic environment and the lack of a new wave of technology to stimulate spending. We continue to position ourselves to achieve a greater percentage of our revenue and growth through our business transformation outsourcing, our approach that combines outsourcing, including business process outsourcing, with our other capabilities to help clients transform key processes, applications and infrastructure to improve business performance. Business transformation outsourcing contracts typically have longer contract terms than consulting contracts and may not as quickly generate revenue in the early stages of the contract. As continuation of the current economic environment and/or pricing pressures could result in permanent changes in pricing policies, delivery capabilities and expectations in certain sectors of the markets in which we compete, we must continuously improve our management of costs.

Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives that enable us to manage costs as a percentage of revenues. We aggressively plan and manage our headcount to meet the anticipated demand for our services, and we have implemented cost-management programs that have generally enabled us to maintain or improve consolidated operating margins, excluding one-time charges. For instance, we continue to take actions to reduce our consulting workforce, including at the executive level, in markets where both supply and demand and skill level imbalances have not been resolved, while continuing our hiring at entry-level positions. We have also taken actions to reduce our administrative headcount and are reviewing actions to reduce our sales and marketing costs. We continue to build and use our network of delivery centers and capabilities around the world as part of a more cost-effective delivery model. The growing use of globally sourced lower-cost service delivery capabilities within our industry will likely be a source of continuing pressure on our revenues and operating margins. Our cost-management initiatives may not be sufficient to maintain our consolidated operating margins if the current challenging economic environment continues for several quarters.

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

Because we historically operated as a series of related partnerships and corporations under the control of our partners, our partners generally participated in profits, rather than receiving salaries. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by them. Following our transition to a corporate structure, operating expenses include partner compensation, which consists of salary, variable cash compensation, restricted share compensation, stock options and benefits. Similarly, in periods when we operated primarily in the form of partnerships, our partners paid income tax on their shares of the partnerships’ income. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Since our transition to a corporate structure, we have been subject to corporate tax on our income.

Segments

Our five reportable operating segments are our operating groups (formerly referred to as global market units), which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes it is a better indicator of operating group performance than revenues. Generally, operating expenses for each operating group have similar characteristics and are subject to the same drivers, pressures and challenges. However, the current economic environment and its continuing effects on the industries served by our operating segments affects operating expenses within our operating segments to different degrees. Personnel reductions have not been taken uniformly across our operating segments in part due to an increased need on behalf of some of our operating groups to tailor their workforces to the needs of their business. Our segments’ shift to business transformation outsourcing engagements is not uniform and, consequently, neither are the impacts on operating group revenues caused by these transitions. Local currency fluctuations also tend to affect our operating groups differently, depending on the historical and current geographic concentrations and locations of their businesses.

In the first quarter of fiscal 2003, we transitioned the Health Services industry group from the Financial Services operating group to the Products operating group and changed our method of allocating certain costs to segments from a partner basis to a total controllable cost basis. Segment results for all periods presented have been revised to reflect these changes.

Revenues

Revenues include all amounts that are billable to clients. Revenues are recognized on a time-and-materials, straight-line, or percentage-of-completion basis, depending on the contract, as services are provided by employees and subcontractors.

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

We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to deliver defined goals such as incentives related to costs incurred, benefits produced and our adherence to schedule. The trend to include greater incentives in our contracts related to costs incurred, benefits produced or adherence to schedule may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable.

Operating Expenses

Operating expenses include variable and fixed direct and indirect costs that are incurred in the delivery of our solutions and services to clients. The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs.

We award variable compensation and bonuses, including performance option grants, to our partners and other senior employees based on our quarterly and annual results as compared to our budgets and taking into account other factors, including industry-wide results and the general economic environment. In fiscal 2003, we extended a variable component of compensation to our managers and reduced the quarterly component of variable partner cash compensation. Based on fiscal 2002 performance, we did not award performance option grants to partners in fiscal 2003.

Cost of Services

Cost of services includes the direct costs to provide services to our clients. Such costs generally consist of compensation for client service personnel, the cost of subcontractors hired as part of client service teams, costs directly associated with the provision of client service, such as facilities for outsourcing contracts and the recruiting, training, personnel development and scheduling costs of our client-service personnel. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

Sales and Marketing

Sales and marketing expense is affected by economic conditions and is driven by business development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities.

General and Administrative Costs

General and administrative costs primarily include costs for non-client service personnel, information systems and office space. Through various cost-management initiatives, we seek to manage general and administrative costs proportionately in line with or below anticipated changes in revenues.

Gain (Loss) on Investments

Gain (loss) on investments primarily represents gains and losses on the sales of marketable securities and writedowns on investments in securities. These fluctuate over time, are not predictable and may not recur. Beginning on September 1, 2000, they also include changes in the fair market value of equity holdings considered to be derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

Minority Interest

Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners, former partners and their permitted transferees have in our subsidiary Accenture SCA and in our subsidiary Accenture Canada Holdings Inc. See “Business—Accenture Organizational Structure” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002. The resulting net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd. Effective January 2002, minority interest also includes immaterial amounts attributable to minority shareholders in our subsidiary, Avanade, Inc.

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

Each contract has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about recognizing revenue. We have many types of contracts including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition some or all of our fees on our ability to deliver defined goals such as costs incurred, benefits produced, goals attained or our adherence to schedule. For systems integration contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Incentives relating to non-systems integration projects are recorded when the contingency is satisfied.

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

Contracts containing multiple products and/or services, such as consulting and outsourcing, are segmented into separate units of accounting where the separate elements represent separate earnings processes. Revenues are allocated among the elements based on the relative fair values of the elements and are recognized in accordance with our accounting policies for the separate elements unless the undelivered elements are essential to the functionality of the delivered elements. In circumstances where an undelivered element is essential to the functionality of the delivered element, no revenue is recognized for the delivered element until the undelivered element is delivered. While identifying separate elements requires considerable judgment, generally the separate elements are readily identifiable, as we also provide those elements unaccompanied by the other elements in many contracts.

Income Taxes

Determining the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in geographic mix or estimated level of annual pre-tax income can affect our overall effective tax rate.

Variable Compensation

We record compensation expense for payments to be made in later fiscal periods to our partners and other senior employees under the variable compensation portions of our overall compensation programs. Determining the amount of expense to recognize as operating expenses for variable compensation at interim and annual reporting dates involves judgment. Expenses accrued for variable compensation are based on actual quarterly and annual performance versus plan targets and other factors. Amounts accrued are subject to change in future periods if future performance is below plan targets or is below the performance levels anticipated in prior periods. Management believes it makes reasonable judgments using all significant information available.

Historical Results of Operations—Operating Group Revenues

We provide services through five operating groups. The following table provides unaudited financial information for each of these operating groups.

	Three Months Ended November 30,
	2001	2002
	(in millions, except percentages)
Revenues:
Communications & High Tech	$743	$830
Financial Services	649	602
Government	337	359
Products	717	650
Resources	541	487
Other	2	22

Total revenues before reimbursements	2,989	2,930
Reimbursements	352	397

Total	$3,341	$3,327

Revenues as a percentage of total:
Communications & High Tech	22%	25%
Financial Services	19	18
Government	10	11
Products	22	19
Resources	16	15
Other	n/m	n/m

Total revenues before reimbursements	89	88
Reimbursements	11	12

Total	100%	100%

n/m = not meaningful

Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001

Revenues

Revenues for the three months ended November 30, 2002 were $3,327 million, a decrease of $14 million from the three months ended November 30, 2001. Revenues before reimbursements for the three months ended November 30, 2002 were $2,930 million, a decrease of $59 million, or 2%, from the three months ended November 30, 2001. In local currency terms, revenues before reimbursements for the three months ended November 30, 2002 decreased 4% from the three months ended November 30, 2001. For the three months ended November 30, 2002, approximately 48% of our revenues before reimbursements were attributable to activities in the Americas, 45% of our revenues before reimbursements were attributable to our activities in Europe, the Middle East and Africa, and 7% of our revenues before reimbursements were attributable to our activities in the Asia/Pacific region. Our revenues before reimbursements in Europe, the Middle East and Africa remained constant in U.S. dollars and declined 6% in local currency terms, and revenues before reimbursements in the Americas decreased 3% in U.S. dollars and 1% in local currency terms. Revenues before reimbursements in Asia/Pacific declined 6% in U.S. dollars and 8% in local currency terms.

Growth in outsourcing revenues largely offset lower consulting revenues. Outsourcing revenues grew by 39% over the three months ended November 30, 2001, led by strong growth in Communications & High Tech,

Government and Resources. Outsourcing represented 26% of revenues before reimbursements for the three months ended November 30, 2002, compared with 18% for the corresponding period last year. Consulting revenues declined by 13% from the first quarter of fiscal 2002, a rate of decline slightly less than that in the fourth quarter of fiscal 2002, when consulting revenue declined by 15% versus the fourth quarter of fiscal 2001.

As a result of the difficult economic environment, clients continue to reduce or defer expenditures for consulting services, and we continue to experience pricing pressure, which has eroded our revenues. However, we have also implemented cost-management programs such that operating margins for the three months ended November 30, 2002 have been maintained or improved over the corresponding period last year. Our cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment continues for several quarters.

Our Communications & High Tech operating group achieved revenues before reimbursements of $830 million in the three months ended November 30, 2002, an increase of 12% from the three months ended November 30, 2001, primarily due to increased revenues from large outsourcing contracts, particularly with respect to strong revenue growth with an existing communications client, which offset lower consulting revenues. Our Financial Services operating group achieved revenues before reimbursements of $602 million in the three months ended November 30, 2002, a decrease of 7% from the three months ended November 30, 2001, primarily due to the continued impact of the economic downturn on the capital markets and insurance industries. Our Government operating group achieved revenues before reimbursements of $359 million in the three months ended November 30, 2002, an increase of 7% when compared with the then record revenues and growth rate for the three months ended November 30, 2001. This increase was primarily driven by growth in North America and Western Europe. Our Products operating group achieved revenues before reimbursements of $650 million in the three months ended November 30, 2002, a decrease of 9% from the three months ended November 30, 2001, primarily as a result of reductions in activity in our Retail industry group in Europe and Health Services industry group in North America. Our Resources operating group achieved revenues before reimbursements of $487 million in the three months ended November 30, 2002, a decrease of 10% from the three months ended November 30, 2001, primarily due to the significant challenges and difficult environment that the chemical, utilities and energy industries in North America are currently confronting and which may continue for several quarters.

Operating Expenses

Operating expenses in the three months ended November 30, 2002 were $2,898 million, a decrease of $29 million, or 1%, from the three months ended November 30, 2001 and a decrease as a percentage of revenues from 88% to 87% over the same period. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses declined from 86% to 85% during the same period, in part, reflecting $52 million of lower quarterly variable partner compensation.

We continue to implement long-term and short-term cost-management initiatives aimed at keeping overall growth in operating expenses less than the growth in revenues. Our long-term initiatives focus on global reductions in infrastructure costs. Our short-term initiatives focus on reducing variable costs, such as limiting travel and meeting costs, and reducing infrastructure and corporate expenses principally through increased hiring scrutiny and the deferral of non-critical initiatives.

In response to the continued difficult economic conditions affecting our business and the faster growth in outsourcing, we continue to focus on reducing our cost structure and on anticipating and correcting supply-and-demand, skill and pay-level imbalances in our workforce.

Cost of Services

Cost of services was $2,172 million in the three months ended November 30, 2002, an increase of $13 million, or 1%, over the three months ended November 30, 2001 and remained constant as a percentage of revenues at 65% in the three months ended November 30, 2001 and 2002, respectively. Cost of services before reimbursable expenses was $1,774 million in the three months ended November 30, 2002, a decrease of $32 million, or 2%, over the three months ended November 30, 2001 and remained relatively constant as a percentage of revenues before reimbursements at approximately 60% for the three months ended November 30, 2001 and 2002, respectively. Lower employee compensation costs primarily drove the decline, largely resulting from reduced headcount, severance and variable compensation expenses as compared to the corresponding quarter last year.

Sales and Marketing

Sales and marketing expense was $356 million in the three months ended November 30, 2002, a decrease of $4 million, or 1%, from the three months ended November 30, 2001 and remained constant as a percentage of revenues before reimbursements at 12% in the three months ended November 30, 2001 and 2002, respectively.

General and Administrative Costs

General and administrative costs were $371 million in the three months ended November 30, 2002, a decrease of $37 million, or 9%, from the three months ended November 30, 2001, and decreased as a percentage of revenues before reimbursements from 14% to 13% over the same period. Expense reductions from cost-management initiatives and lower bad debt expense as compared to the corresponding quarter last year were key drivers of the decline. These decreases were partly offset by higher general and administrative costs for Accenture HR Services (formerly e-peopleserve) and Avanade, Inc. as a result of consolidating these affiliates beginning in the second quarter of fiscal 2002.

Operating Income

Operating income was $429 million in the three months ended November 30, 2002, an increase of $15 million, or 4% over the three months ended November 30, 2001, and an increase as a percentage of revenues from 12% to 13% over the same period. Operating income increased as a percentage of revenues before reimbursements from 14% in the three months ended November 30, 2001 to 15% in the three months ended November 30, 2002.

Gain (Loss) on Investments

Gain on investments totaled $4 million in the three months ended November 30, 2002, compared to a loss of $95 million in the three months ended November 30, 2001.

The loss on investments in the three months ended November 30, 2001 was comprised of other-than-temporary impairment investment writedowns of $90 million and unrealized investment losses of $8 million recognized according to SFAS 133 partly offset by a $3 million gain from the sale of securities. Other-than-temporary impairment writedowns consisted of $11 million in publicly traded equity securities and $79 million in privately held equity securities.

The gain on investments in the three months ended November 30, 2002 primarily related to the sale of minority interests in our venture and investment portfolio.

Provision for Taxes

The effective tax rates for the three months ended November 30, 2002 and 2001 were 38%.

Minority Interest

Minority interest was $142 million for the three months ended November 30, 2002, an increase of $23 million, or 20%, over the three months ended November 30, 2001, as a 34% increase in income before minority interests was partially offset by a reduction in the minority’s average ownership interests from 59% in last year’s first quarter to 53% in the first quarter of fiscal 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, debt capacity available under various credit facilities and available cash reserves. Cash flows generated by operating activities in the three months ended November 30, 2002 totaled $198 million. Cash and cash equivalents were $1,474 million at November 30, 2002 and total debt was $62 million. We may also be able to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services or solutions;

•	respond to competitive pressures; or

•	facilitate share dispositions by our partners, former partners and their permitted transferees pursuant to our Share Management Plan and certain purchases from our other employees.

For a more detailed description of our Share Management Plan, see the information under the heading “Certain Transactions and Relationships” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

At November 30, 2002, our balance of cash and cash equivalents was $1,474 million, an increase of $157 million, or 12% from August 31, 2002. The increase is largely attributable to cash provided by operations and proceeds from the issuance of our Class A common shares under our employee share purchase and employee share incentive plans and the sale of investments, partially offset by the Arthur Andersen LLP contract termination payment and capital expenditures.

Net cash provided by operating activities was $198 million in the three months ended November 30, 2002, an increase of $395 million from the three months ended November 30, 2001, primarily due to income tax payments and refunds. In the three months ended November 30, 2001, operating cash flow was significantly reduced by income tax payments related to the Company’s initial corporate tax year ended August 31, 2001 and its transition to a corporate structure on May 31, 2001. In the three months ended November 30, 2002, operating cash flow increased, in part, as a result of income tax refunds. In October 2002, we paid Arthur Andersen LLP $190 million in conjunction with the termination of all services and facility contracts subsequent to our final arbitration award in August 2000 and in settlement of all related matters with Arthur Andersen LLP and other Arthur Andersen firms. A portion of this payment reduced net cash provided by operating activities by $42 million. Net cash provided by investing activities was $25 million in the three months ended November 30, 2002, compared with $64 million of cash used in investment activities in the prior year period. The increase of $89 million reflects proceeds received in November 2002 upon the sale of minority ownership interests in our venture and investment portfolio as well as lower capital expenditures and the Company’s decision during the second quarter of fiscal 2002 to discontinue venture capital investing. Net cash used in financing activities was $66 million in the three months ended November 30, 2002, a decrease of $430 million from the three months ended November 30, 2001, primarily due to pre-incorporation earnings distributions of $489 million to our partners in the prior year period. For the three months ended November 30, 2002, cash used in financing activities included $148 million of the $190 million payment to Arthur Andersen LLP described above, which was partially offset by proceeds of $96 million from the issuance of Class A common shares under the Company’s employee share purchase and employee share incentive plans.

We have two syndicated credit facilities of $537.5 million with each providing unsecured, revolving borrowing capacity for general working capital purposes. The facilities consist of 364-day and three-year committed facilities. Financing is provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities require us to (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b)

other liens securing aggregate amounts not in excess of 30% of our total assets and (2) maintain a debt-to-cash flow ratio not exceeding 1.75 to 1.00. We are in compliance with these terms. As of November 30, 2002, we had no borrowings under either facility and $71 million in letters of credit outstanding under the three-year facility.

We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of November 30, 2002, these facilities provided for up to $375 million of local currency financing in countries that cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of November 30, 2002, amounts available under these lines of credit facilities totaled $182 million. At November 30, 2002, we had $33 million outstanding under these various facilities and $22 million of other short-term borrowings. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

During the three months ended November 30, 2001 and 2002, we made $42 million and $19 million in capital expenditures, respectively, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We currently expect that our capital expenditures in fiscal 2003 will approximate fiscal 2002 spending levels.

In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of August 31, 2002 and November 30, 2002, $265 million and $328 million were outstanding for 25 and 30 clients, respectively. As of August 31, 2002, $159 million was included in current unbilled services and $106 million was included in non-current unbilled services on our Consolidated Balance Sheet. As of November 30, 2002, $197 million was included in current unbilled services and $131 million was included in non-current unbilled services.

The Accenture share employee compensation trust (“SECT”) made repurchases of Accenture Ltd Class A common shares totaling $65 million in the three months ended November 30, 2002. The SECT currently has an additional $14 million available for share repurchases, which is segregated as Restricted cash on the Consolidated Balance Sheet at November 30, 2002, but may receive additional cash upon the settlement of transaction fees received and expenses paid in connection with transactions undertaken by our partners under our Share Management Plan in November and December 2002.

In addition to our ongoing open-market share repurchases, we expect to redeem or purchase certain shares pursuant to our Share Management Plan. In certain countries we must use previously issued shares rather than newly issued shares to satisfy our obligations upon the maturity of a restricted share unit or the exercise of an option in order for the transaction to receive the available tax deductibility. We expect that we will use 10 million, 9 million and 6 million previously issued shares for these purposes in fiscal 2003, 2004 and 2005, respectively.

In November 2002, Accenture Ltd’s board of directors granted additional discretionary authority to a committee of officers to utilize a portion of $600 million previously authorized for acquisitions of shares from partners, former partners and their permitted transferees for acquisitions of certain Class A common shares previously awarded to employees pursuant to restricted share units issued in connection with our initial public offering, provided appropriate local regulatory approvals are first obtained to permit such acquisitions. We will begin offering this program in most countries in which we operate, including the United States, in January 2003.

On December 18, 2002, pursuant to a tender offer made to Accenture SCA shareholders on November 19, 2002, controlled subsidiaries of Accenture Ltd redeemed or purchased an aggregate of 7,711,281 Accenture SCA Class I shares at a price of $18.70 per share. At the same time, Accenture International SARL purchased 15,794 Accenture Canada Holdings Inc. exchangeable shares at a price of $18.70 per share. The total cash outlay for these transactions was $144,496. These transactions were undertaken in connection with the first quarterly partner share transaction opportunity pursuant to our share management plan for our partners, former partners, and their permitted transferees.

Obligations and Commitments

As of November 30, 2002, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$6,356	$2,141	$4,215	$—	$—
Operating leases	2,027,934	244,652	401,444	294,965	1,086,873
Training facility services agreement	126,609	36,942	58,792	30,875	—
Retirement obligations	333,135	37,285	67,769	38,633	189,448

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2002, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year then ended. During the three months ended November 30, 2002, there have been no material changes in our market risk exposure.

Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. Under the transition provisions of SFAS 142, goodwill acquired in business combinations for which the acquisition date is after June 30, 2001 are not to be amortized, but will be subject to annual impairment reviews. The entire goodwill balance of $169 million at November 30, 2002 related to acquisitions subsequent to June 30, 2001. During fiscal 2003, we will perform the required impairment tests of goodwill. We do not expect the adoption of SFAS 142 to materially affect our results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Exit or disposal activities addressed by the standard include one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date” for contract costs, and will require these liabilities to be measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and we plan to adopt SFAS 146 on January 1, 2003. We do not expect adoption of SFAS 146 to materially affect our results of operations.

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. We currently intend to adopt Issue 00-21 prospectively for contracts beginning after September 1, 2003. We are evaluating Issue 00-21 to determine its impact, if any, on our results of operations.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the chief executive officer and the chief financial officer of Accenture have concluded that Accenture’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Accenture in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Based on the current knowledge of the chief executive officer and chief financial officer of Accenture including information from recent inquiries of officers responsible for establishing and maintaining disclosure controls and procedures and other personnel, there have been no significant changes made, or significant deficiencies or material weaknesses identified in Accenture’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation identified in the previous paragraph. Implementation of the transition of certain of our business and financial systems to new platforms is ongoing. We are continuing to monitor resource and personnel requirements to insure our internal controls are not adversely impacted during this transition.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index:

9.1	Form of Transfer Restriction Agreement dated as of October 1, 2002 among the Registrant and the transferors and transferees signatory thereto (filed herewith).

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K.

During the quarter ended November 30, 2002, the following reports on Form 8-K were filed by the Registrant:

Current Report on Form 8-K dated September 3, 2002 (date of earliest event reported), filed on September 3, 2002, with respect to the proposed settlement of Enron-related claims against Andersen Worldwide and the non-U.S. Arthur Andersen firms.

Current Report on Form 8-K dated October 10, 2002 (date of earliest event reported), filed on October 11, 2002, with respect to results for the fourth quarter of fiscal 2002 and for the fiscal year ended August 31, 2002.

Current Report on Form 8-K dated October 10, 2002 (date of earliest event reported), filed on October 15, 2002, with respect to renegotiation of service arrangements and training facility use arrangements with Arthur Andersen LLP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on January 14, 2003 by the undersigned, thereunto duly authorized.

ACCENTURE LTD

By:	/S/ HARRY L. YOU
	Name:	Harry L. You
	Title:	Chief Financial Officer (principal financial and accounting officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Joe W. Forehand, Chief Executive Officer and Chairman of the Board of Accenture Ltd, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Accenture Ltd (the “Registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

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

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 14, 2003

/S/ JOE W. FOREHAND
Chief Executive Officer and Chairman of the Board (principal executive officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Harry L. You, Chief Financial Officer of Accenture Ltd, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Accenture Ltd (the “Registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

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

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 14, 2003

/S/ HARRY L. YOU
Chief Financial Officer (principal financial and accounting officer)