Form 10-Q
period 2003-05-31
ACCENTURE LTD
filed 2003-07-15
CIK 1134538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of June 13, 2003 was 429,408,489 (which number does not include 22,702,071 issued shares held by subsidiaries of the Registrant). The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of June 13, 2003 was 508,723,411.

ACCENTURE LTD

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

May 31, 2003 and August 31, 2002

(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2003	August 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,962,194	$1,316,976
Restricted cash	150,928	79,445
Receivables from clients, net	1,460,229	1,330,642
Unbilled services	941,164	774,214
Due from related parties	8,249	39,488
Deferred income taxes, net	197,529	189,976
Other current assets	252,252	330,347

Total current assets	4,972,545	4,061,088

NON-CURRENT ASSETS:
Unbilled services	127,291	106,162
Investments	48,936	76,017
Property and equipment, net	664,699	716,504
Goodwill	189,031	167,603
Deferred income taxes, net	278,113	283,969
Other non-current assets	86,592	67,605

Total non-current assets	1,394,662	1,417,860

TOTAL ASSETS	$6,367,207	$5,478,948

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank borrowings	$51,000	$57,922
Current portion of long-term debt	4,602	5,177
Accounts payable	434,123	450,208
Deferred revenue	689,885	543,917
Accrued payroll and related benefits	1,107,806	1,139,887
Income taxes payable	693,465	459,836
Deferred income taxes, net	33,848	18,884
Other accrued liabilities	478,895	651,231

Total current liabilities	3,493,624	3,327,062

NON-CURRENT LIABILITIES:
Long-term debt	13,240	3,428
Retirement obligation	413,751	382,180
Deferred income taxes, net	29,276	16,674
Other non-current liabilities	878,429	791,582

Total non-current liabilities	1,334,696	1,193,864

MINORITY INTEREST	811,796	519,396

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 451,974,174 and 433,695,621 issued as of May 31, 2003 and August 31, 2002, respectively	10	10
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 510,678,501 and 524,094,456 shares issued and outstanding as of May 31, 2003 and August 31, 2002, respectively	11	13
Restricted share units (related to Class A common shares), 40,900,437 and 58,265,829 units issued and outstanding as of May 31, 2003 and August 31, 2002, respectively	596,400	848,218
Additional paid-in capital	1,411,866	1,397,828
Treasury shares, at cost, 4,869,801 and 13,726,885 shares at May 31, 2003 and August 31, 2002, respectively	(82,233)	(315,486)
Treasury shares owned by Accenture Ltd Share Employee Compensation Trust, at cost, 17,757,100 and 12,562,300 shares at May 31, 2003 and August 31, 2002, respectively	(305,204)	(221,110)
Retained deficit	(810,975)	(1,190,415)
Accumulated other comprehensive loss	(82,784)	(80,432)

Total shareholders’ equity	727,091	438,626

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,367,207	$5,478,948

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED INCOME STATEMENTS

For the Three and Nine Months Ended May 31, 2003 and 2002

(In thousands of U.S. dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
REVENUES:
Revenues before reimbursements	$3,044,836	$2,980,678	$8,800,990	$8,882,597
Reimbursements	373,593	369,982	1,133,909	1,137,822

Revenues	3,418,429	3,350,660	9,934,899	10,020,419

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	1,939,075	1,752,922	5,529,978	5,267,211
Reimbursable expenses	373,593	369,982	1,133,909	1,137,822

Cost of services	2,312,668	2,122,904	6,663,887	6,405,033
Sales and marketing	362,930	413,897	1,088,394	1,173,032
General and administrative costs	338,709	378,873	981,478	1,204,832

Total operating expenses	3,014,307	2,915,674	8,733,759	8,782,897

OPERATING INCOME	404,122	434,986	1,201,140	1,237,522
Gain (loss) on investments, net	2,286	(918)	7,556	(306,606)
Interest income	10,681	9,510	30,598	33,550
Interest expense	(5,232)	(12,712)	(16,269)	(36,256)
Other income	112	13,170	25,722	14,926
Equity in gains (losses) of affiliates	682	(2,425)	143	(8,888)

INCOME BEFORE TAXES	412,651	441,611	1,248,890	934,248
Provision for taxes	135,576	167,813	453,347	435,535

INCOME BEFORE MINORITY INTEREST	277,075	273,798	795,543	498,713
Minority interest	(144,934)	(159,337)	(417,810)	(291,965)

NET INCOME	$132,141	$114,461	$377,733	$206,748

Weighted Average Class A Common Shares:
Basic	466,294,836	414,463,440	467,170,112	411,525,404
Diluted	985,618,380	1,027,990,942	995,224,416	1,026,971,327
Earnings Per Class A Common Share:
Basic	$0.28	$0.28	$0.81	$0.50
Diluted	$0.28	$0.27	$0.80	$0.49

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT

For the Nine Months Ended May 31, 2003

(U.S. dollars and share amounts in thousands)

(Unaudited)

		Class A Common Shares		Class X Common Shares		Restricted Share Units Common Shares		Additional Paid-in Capital	Treasury Shares		Treasury Shares— SECT		Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income(Loss)	Total
	Preferred Shares	$	No. Shares	$	No. Shares	$	No. Shares		$	No. Shares	$	No. Shares
Balance at August 31, 2002	$—	$10	433,696	$13	524,094	$848,218	58,266	$1,397,828	$(315,486)	(13,727)	$(221,110)	(12,562)	$(1,190,415)	$(80,432)	$438,626
Comprehensive income:
Net income													377,733		377,733
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustment														2,454	2,454
Foreign currency translation														(4,806)	(4,806)

Other comprehensive income (loss)														(2,352)

Comprehensive income															375,381
Income tax benefit on stock-based compensation plans								17,290							17,290
Purchases of Class A common shares			(2,829)					(45,200)	(50,682)	(3,201)	(84,094)	(5,195)			(179,976)
Cancellation of restricted share units, net						(1,733)	(121)								(1,733)
Purchase of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares				(2)	(13,415)			(240,021)							(240,023)
Issuance of Class A common shares:
Employee Share Purchase Plan			9,324					74,786	82,493	3,877					157,279
Employee stock options			2,286			(927)	(64)	28,384	11,579	497					39,036
Restricted share units			9,497			(249,158)	(17,181)	59,295	189,863	7,684					—
Contract termination													1,707		1,707
Minority interest								119,504							119,504

Balance at May 31, 2003	$—	$10	451,974	$11	510,679	$596,400	40,900	$1,411,866	$(82,233)	(4,870)	$(305,204)	(17,757)	$(810,975)	$(82,784)	$727,091

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED CASH FLOWS STATEMENTS

For the Nine Months Ended May 31, 2003 and 2002

(In thousands of U.S. dollars)

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$377,733	$206,748

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	179,458	215,737
(Gain) loss on investments, net	(7,556)	306,606
Equity in (gains) losses of affiliates	(143)	8,888
(Gain) loss on disposal of property and equipment, net	(5,881)	15,474
Stock-based compensation expense	37,796	39,942
Deferred income taxes, net	29,122	(33,047)
Minority interest	417,810	291,965
Other items, net	14,074	1,632
Change in assets and liabilities—

Decrease in receivables from clients, net	3,089	111,769
Decrease (increase) in other current assets	31,205	(74,200)
Increase in unbilled services, current and non-current	(121,397)	(200,693)
Increase in other non-current assets	(28,441)	(11,292)
Decrease in accounts payable	(38,383)	(54,468)
Decrease in due from related parties	31,215	—
Increase (decrease) in deferred revenue	89,137	(318,451)
(Decrease) increase in accrued payroll and related benefits	(86,091)	128,820
Increase (decrease) in income taxes payable	213,882	(153,540)
(Decrease) increase in other accrued liabilities	(28,560)	11,999
(Decrease) increase in other non-current liabilities	(29,190)	52,659

Net cash provided by operating activities	1,078,879	546,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	102,772	12,139
Proceeds from sales of property and equipment	17,241	67,622
Purchases of businesses and investments, net of cash acquired	(8,403)	(57,490)
Property and equipment additions	(133,761)	(155,403)

Net cash used in investing activities	(22,151)	(133,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution of partners’ pre-incorporation income	—	(764,633)
Contract termination payment	(147,569)	—
Issuance of common shares	196,315	118,081
Purchase of Accenture Ltd Class A common shares	(179,976)	(305,195)
Purchase of Accenture SCA Class I common shares	(240,023)	(7,132)
Proceeds from issuance of long-term debt	832	5,549
Repayment of long-term debt	(3,625)	(1,362)
Proceeds from issuance of short-term bank borrowings	77,143	333,617
Repayments of short-term bank borrowings	(87,950)	(443,745)
Increase in restricted cash of Accenture Share Employee Compensation Trust	(71,483)	(104,224)

Net cash used in financing activities	(456,336)	(1,169,044)
Effect of exchange rate changes on cash and cash equivalents	44,826	(10,959)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	645,218	(766,587)
CASH AND CASH EQUIVALENTS, beginning of period	1,316,976	1,880,083

CASH AND CASH EQUIVALENTS, end of period	$1,962,194	$1,113,496

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2002 included in the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2003. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2003. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

2.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Comprehensive income are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Net income	$132,141	$114,461	$377,733	$206,748
Foreign currency translation adjustments	1,375	7,399	(4,806)	(10,959)
Unrealized gains on marketable securities, net of reclassification adjustments	1,617	783	2,454	9,453

Comprehensive income	$135,133	$122,643	$375,381	$205,242

The components of Accumulated other comprehensive loss are as follows:

	May 31, 2003	August 31, 2002
Foreign currency translation adjustments	$(68,451)	$(63,645)
Unrealized losses on marketable securities	(1,768)	(4,222)
Minimum pension liability, net of tax	(12,565)	(12,565)

Accumulated other comprehensive loss	$(82,784)	$(80,432)

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

Reportable Segments

Three Months Ended May 31, 2003	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$825,114	$605,209	$418,598	$679,336	$511,391	$5,188	$3,044,836
Operating income	66,439	69,828	85,841	116,796	65,218	—	404,122

Three Months Ended May 31, 2002	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$882,620	$581,136	$328,106	$677,643	$506,630	$4,543	$2,980,678
Operating income	66,686	91,252	45,996	162,510	68,542	—	434,986

Nine Months Ended May 31, 2003	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$2,441,565	$1,777,380	$1,139,096	$1,971,144	$1,462,376	$9,429	$8,800,990
Operating income	250,232	243,662	206,201	346,228	154,817	—	1,201,140

Nine Months Ended May 31, 2002	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$2,377,201	$1,827,917	$988,312	$2,107,012	$1,572,969	$9,186	$8,882,597
Operating income	201,475	264,590	132,788	426,114	212,555	—	1,237,522

4.    EARNINGS PER SHARE (EPS)

	Three Months Ended May 31, 2003		Nine Months Ended May 31, 2003
	Basic	Diluted	Basic	Diluted
Net income available for Class A common shareholders	$132,141	$132,141	$377,733	$377,733
Minority interest(1)	—	145,000	—	419,064

Net income for per share calculation	$132,141	$277,141	$377,733	$796,797

Basic weighted average Class A common shares	466,294,836	466,294,836	467,170,112	467,170,112
Class A common shares issuable upon redemption of minority interest(1)	—	511,769,006	—	518,354,959
Employee compensation related to Class A common shares	—	7,469,458	—	9,594,230
Employee share purchase program related to Class A common shares	—	85,080	—	105,115

Weighted average Class A common shares	466,294,836	985,618,380	467,170,112	995,224,416

Earnings per Class A common share	$0.28	$0.28	$0.81	$0.80

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

	Three Months Ended May 31, 2002		Nine Months Ended May 31, 2002
	Basic	Diluted	Basic	Diluted
Net income available for Class A common shareholders	$114,461	$114,461	$206,748	$206,748
Minority interest(1)	—	159,337	—	291,965

Net income for per share calculation	$114,461	$273,798	$206,748	$498,713

Basic weighted average Class A common shares	414,463,440	414,463,440	411,525,404	411,525,404
Class A common shares issuable upon redemption of minority interest(1)	—	587,967,661	—	592,895,118
Employee compensation related to Class A common shares	—	25,111,051	—	22,432,155
Employee share purchase program related to Class A common shares	—	448,790	—	118,650

Weighted average Class A common shares	414,463,440	1,027,990,942	411,525,404	1,026,971,327

Earnings per Class A common share	$0.28	$0.27	$0.50	$0.49

(1)	Accenture Ltd Class A common shares issuable upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not held by Accenture.

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

6.    ACCENTURE SHARE EMPLOYEE COMPENSATION TRUST

As of August 31, 2002, $79,445 of previously authorized contributions to the Accenture Share Employee Compensation Trust (“SECT”) remained segregated as Restricted cash on our Consolidated Balance Sheet. On March 7, 2003, we contributed $150,000 to the SECT. During the three and nine months ended May 31, 2003, the SECT purchased approximately 300,000 and 5,194,800 Accenture Ltd Class A common shares, respectively, with aggregate purchase prices totaling $4,996 and $84,094, respectively. At May 31, 2003, $150,928 continued to be available to the SECT for share purchases and is segregated as Restricted cash on the Consolidated Balance Sheet.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

7.    RESTRUCTURING

In the fourth quarter of 2002, Accenture recognized restructuring costs of $110,524 related to a global consolidation of office space. At August 31, 2002, the related liability for restructuring costs was $67,112. This liability was reduced by payments made in the three and nine months ended May 31, 2003 of $6,334 and $26,978, respectively. The liability was also affected by immaterial changes in lease estimates, imputed interest and foreign currency translation. The liability at May 31, 2003 was $44,132, representing the net present value of the estimated remaining obligations related to exiting operating leases.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Net income as reported	$132,141	$114,461	$377,733	$206,748
Add: Stock-based compensation expense already included in net income as reported, net of tax and minority interest	4,609	4,180	12,540	11,458
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and share purchase plan, net of tax and minority interest	(17,769)	(30,112)	(60,572)	(86,905)

Pro forma income	$118,981	$88,529	$329,701	$131,301

Basic earnings per Class A common share:
As reported	$0.28	$0.28	$0.81	$0.50
Pro forma	$0.26	$0.21	$0.71	$0.32

Diluted earnings per Class A common share:
As reported	$0.28	$0.27	$0.80	$0.49
Pro forma	$0.25	$0.21	$0.70	$0.31

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

9.    RECENTLY ADOPTED ACCOUNTING STANDARDS

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

As disclosed in Note 18 to the consolidated financial statements for the fiscal year ended August 31, 2002, as a result of the increase in its ownership percentage of Accenture HR Services (formerly e-peopleserve Ltd.) from 50 percent to 100 percent, Accenture may be required to make payments totaling up to $187,500 in additional purchase price over a five-year period starting February 28, 2002 conditional on Accenture HR Services achieving growth in revenues. As of May 31, 2003, no payments had been made, and should any payments be made in the future, they will result in an increase to goodwill.

In connection with Accenture increasing its ownership interest in Avanade from 50 percent to 78 percent, Accenture has the right to purchase substantially all of the remaining outstanding shares of Avanade at the fair market price but not less than $28,650 and not to exceed $58,650 anytime after December 31, 2004 or earlier if certain events occur. Accenture may also be required to purchase substantially all of the remaining outstanding shares of Avanade at fair market value anytime after December 31, 2006, or earlier if certain events occur, for fair market value but not less than $28,650 and not to exceed $58,650.

Accenture has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by Accenture under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by Accenture and dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of May 31, 2003, management was not aware of any indemnification agreements that would require material payments.

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

FIN 46 applies to VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, an enterprise with an August 31st fiscal year end is required to apply the provisions of FIN 46 beginning September 1, 2003. Additionally, FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003 if it is reasonably possible that as of the transition date: 1) the enterprise will be the primary beneficiary of an existing VIE that will require consolidation or 2) the enterprise will hold a significant variable interest in, or have significant involvement with, an existing VIE.

Accenture does not have any material VIEs that it needs or will need to consolidate or disclose.

10.    GOODWILL

All of the Company’s goodwill relates to acquisitions subsequent to July 2001 and as such has been accounted for under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” which does not permit amortization of goodwill. On September 1, 2002, the Company adopted the impairment provisions and disclosure requirements of SFAS 142. The Company performed the required impairment tests of goodwill as of September 1, 2002 and determined that goodwill was not impaired. The summary of goodwill balances by segment was as follows:

	Comm. & High Tech	Financial Services	Government	Products	Resources	Total
Beginning balance at August 31, 2002	$55,083	$36,544	$19,017	$32,686	$24,273	$167,603
Goodwill additions	744	1,555	1,149	3,435	1,420	8,303
Foreign currency translation adjustments	5,107	2,371	1,241	2,533	1,873	13,125

Ending balance at May 31, 2003	$60,934	$40,470	$21,407	$38,654	$27,566	$189,031

11.    INCOME TAXES

During the three months ended May 31, 2003, the Company changed the estimated effective annual tax rate for fiscal 2003 from 38% to 36.3% primarily resulting from reversal of previously accrued taxes upon favorable settlement of certain prior-year non-U.S. income tax liabilities. Since the provision for taxes in the first six months was based on an effective rate of 38%, the reduction in the annual effective tax rate reduced the effective tax for the three months ended May 31, 2003 to 32.9% and the provision for taxes was reduced by $21,231. The change to the estimated fiscal 2003 annual effective tax rate increased fully diluted earnings per share for the three months ended May 31, 2003 by 2 cents.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

12.    SUBSEQUENT EVENT

On June 3, 2003, pursuant to a tender offer made to Accenture SCA Class I shareholders on May 2, 2003, controlled subsidiaries of Accenture Ltd redeemed or purchased an aggregate of 1,945,090 Accenture SCA Class I common shares at a price of $15.93 per share. At the same time, Accenture International SARL purchased 10,000 Accenture Canada Holdings Inc. exchangeable shares at a price of $15.93 per share. The total cash outlay for these transactions was $31,145. These transactions were undertaken pursuant to Accenture’s Share Management Plan for Accenture’s partners, former partners and their permitted transferees.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•	Should the current significant economic downturn continue to affect our clients, it could have a material adverse effect on our results of operations.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	Our engagements with clients may not be profitable.

•	If our affiliates or alliances do not succeed, we may not be successful in implementing our growth strategy.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	The consulting, technology and outsourcing markets are highly competitive and the pace of consolidation, as well as vertical integration, among competitors in the markets in which we operate continues to increase. As a result, we may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate our partners and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities in the markets in which we compete.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•	Our strategy to position ourselves to achieve greater percentages of revenue and growth through substantial business transformation outsourcing engagements could result in higher concentrations of revenue, engagement backlogs and contributions to income among smaller numbers of larger clients. As we continue to accelerate the growth of new outsourcing contracts, including business transformation outsourcing contracts, we may experience increased pressure on margins during the early stages of these contracts.

•	We may be named in lawsuits as a result of Arthur Andersen’s current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen firms.

•	Negative publicity about Bermuda companies may lead to new tax legislation that could increase our tax burden and may affect our relationships with our clients.

•	We will continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

•	The share price of Accenture Ltd Class A common shares may decline due to the large number of Class A common shares eligible for future sale.

•	We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute shareholders’ ownership in us.

•	We are registered in Bermuda, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

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

Revenues are driven by our partners’ and senior executives’ ability to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to offer market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis. As a global company, our revenues are denominated in multiple currencies and may be significantly affected by exchange-rate fluctuations. The strengthening of various currencies versus the U.S. dollar has resulted in favorable currency translation and increased our reported revenues in the first nine months of fiscal 2003. A reversal of this trend could reduce reported revenues in future quarters.

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

Bookings for the quarter ended May 31, 2003 increased by 47% over the quarter ended May 31, 2002, driven by higher outsourcing bookings. Bookings for the nine months ended May 31, 2003 were 7% lower than for the nine months ended May 31, 2002. The consulting and systems integration markets remain depressed due to the continuing uncertain global economic and political environment and the lack of a new wave of technology to stimulate spending. We continue to position ourselves to achieve a greater percentage of our revenue and growth through outsourcing, including business transformation outsourcing, our approach that combines outsourcing, including business process outsourcing, with our other capabilities to help clients transform key processes, applications and infrastructure to improve business performance. Outsourcing contracts typically have longer contract terms than consulting contracts and may not generate revenue or margins as quickly in the early stages of the contract. As we continue to accelerate the growth of new business transformation outsourcing contracts, we may experience increased pressure on margins during the early stages of these contracts.

We continue to experience increasing pricing pressures from competitors as well as from clients facing pressure to control costs under continuing uncertain global economic and political conditions. The pace of consolidation, as well as vertical integration, among competitors in the markets in which we operate continues to increase. We continue to see clients reduce or defer their expenditures or defer the start of work already contracted. We are continuing to monitor possible implications of the recently contained severe acute respiratory syndrome (SARS) outbreak on our business. Asian economies remain sluggish, but customers are cautiously beginning to show renewed interest in both previously delayed work and our delivery center in China. We do not believe that to date the impact of SARS has been material to our consolidated results.

As continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. We aggressively plan and manage our payroll costs and headcount to meet the anticipated demand for our services. For instance, we have increased variable compensation as a percentage of our executives’ total compensation and continue to take actions to reduce our consulting workforce, including at the executive level, in markets where both supply and demand and skill-level imbalances have not been resolved, while continuing our hiring at entry-level positions. We continue to build and use our network of delivery centers and capabilities around the world as part of a more cost-effective delivery model. The growing use of globally sourced lower-cost service delivery capabilities within our industry continues to be a source of pressure on our revenues and operating margins.

Gross margins (revenues less cost of services) have decreased to 36.3% of revenues before reimbursements in the third quarter of 2003 from 41.2% in the corresponding quarter of 2002. On a year-to-date basis, gross margins have decreased to 37.2% in 2003 from 40.7% in 2002. These decreases resulted from the shift in our mix of business towards outsourcing, pricing pressures and increased severance costs. Outsourcing contracts generally have lower gross margins than consulting and systems integration contracts, particularly in the first year of new outsourcing contracts. These factors more than offset the favorable effects of other cost savings, including through reduced variable compensation costs.

As a result of our cost-management initiatives, sales and marketing and general and administrative costs improved as a percentage of revenues before reimbursements from 26.6% for the quarter ended May 31, 2002 to

23.0% for the quarter ended May 31, 2003. On a year-to-date basis, sales and marketing and general and administrative costs improved to 23.5% of revenues before reimbursements from 26.8% in the corresponding prior-year period.

While our cost-management initiatives continue to produce improved efficiencies in sales and marketing and general and administrative costs, they have not been sufficient to offset reductions in gross margins and to maintain our operating income as a percentage of revenues before reimbursements for the three and nine months ended May 31, 2003. Operating income as a percentage of revenues before reimbursements decreased to 13.3% for the three months ended May 31, 2003 from 14.6% for the three months ended May 31, 2002, a decline of 1.3 percentage points. On a year-to-date basis, operating income as a percentage of revenues before reimbursements declined to 13.6% from 13.9% for the nine months ended May 31, 2002. We may continue to experience erosion of operating income as a percentage of revenues before reimbursements if present trends continue.

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

Because we historically operated as a series of related partnerships and corporations under the control of our partners, our partners generally participated in profits, rather than receiving salaries. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by them. Following our transition to a corporate structure, operating expenses have included partner compensation, which consists of salary, variable cash compensation, restricted share compensation, stock options and benefits. Similarly, in periods when we operated primarily in the form of partnerships, our partners paid income tax on their shares of the partnerships’ income. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Since our transition to a corporate structure, we have been subject to corporate tax on our income.

Segments

Our five reportable operating segments are our operating groups (formerly referred to as global market units), which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes it is a better indicator of operating group performance than revenues. Generally, operating expenses for each operating group have similar characteristics and are subject to the same drivers, pressures and challenges. However, the current economic environment and its continuing effects on the industries served by our operating segments affect operating expenses within our operating segments to different degrees. Personnel reductions have not been taken uniformly across our operating segments in part due to an increased need on behalf of some of our operating groups to tailor their workforces to the needs of their businesses. Our segments’ shift to outsourcing engagements is not uniform and, consequently, neither is the impact on operating group revenues caused by these transitions. Local currency fluctuations also tend to affect our operating groups differently, depending on the historical and current geographic concentrations and locations of their businesses.

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

Revenues

Revenues include all amounts that are billable to clients. Revenues are recognized on a time-and-materials, straight-line or percentage-of-completion basis, depending on the contract, as services are provided by employees and subcontractors.

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

Our consulting revenues are affected by the number of work days in the quarter, which in turn is affected by the level of vacation days and holidays. Consequently, because we typically have approximately 10% more work days in our first and third quarters than in our second and fourth quarters, our revenues are typically higher in our first and third quarters than in our second and fourth quarters. Certain costs may also be lower in our second and fourth quarters.

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

Cost of Services

Cost of services includes the direct costs to provide services to our clients. Such costs generally consist of compensation for client-service personnel, the cost of subcontractors hired as part of client-service teams, and costs directly associated with the provision of client service, such as facilities for outsourcing contracts and the recruiting, training, personnel development and scheduling costs of our client-service personnel. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

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

Minority Interest

Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners, former partners and their permitted transferees have in our Accenture SCA and Accenture Canada Holdings Inc. subsidiaries. See “Business—Accenture Organizational Structure” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002. The resulting net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd. Effective January 2002, minority interest also includes immaterial amounts attributable to minority shareholders in our Avanade, Inc. subsidiary.

Critical Accounting Policies and Estimates

Revenue Recognition

Revenues from contracts for management consulting and technology service offerings that we develop and implement for our clients are recognized on a time-and-materials basis or on a percentage-of-completion basis as services are provided by our employees and, to a lesser extent, subcontractors. Revenues from time-and-materials service contracts are recognized as the services are provided. Revenues from long-term systems integration contracts are recognized based on the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenues and income, are reflected in the financial statements in the period in which they are first identified.

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

Income Taxes

Determining the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in geographic mix or estimated level of annual pre-tax income can affect our overall effective tax rate. During the three months ended May 31, 2003, the Company changed the estimated effective annual tax rate for fiscal 2003 from 38% to 36.3% primarily resulting from reversal of previously accrued taxes upon favorable settlement of certain prior-year non-U.S. income tax liabilities. Since the provision for taxes in the first six months was based on an effective rate of 38%, the reduction in the annual effective tax rate reduced the effective tax for the three months ended May 31, 2003 to 32.9%, and the provision for taxes was reduced by $21 million. The change to the estimated fiscal 2003 annual effective tax rate increased fully diluted earnings per share for the three months ended May 31, 2003 by 2 cents.

Variable Compensation

We record compensation expense for payments to be made in later fiscal periods to our partners and other senior employees under the variable compensation portions of our overall compensation programs. Determining the amount of expense to recognize as operating expenses for variable compensation at interim and annual reporting dates involves judgment. Expenses accrued for variable compensation are based on actual quarterly and annual performance versus plan targets and other factors. Amounts accrued are subject to change in future periods if future performance is below plan targets or is below the performance levels anticipated in prior periods. Management believes it makes reasonable judgments using all significant information available. The liability recorded as of May 31, 2003 for variable compensation was $43 million. The following table shows variable compensation expense (benefit) for the past seven fiscal quarters.

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002	First Quarter 2003	Second Quarter 2003	Third Quarter 2003
	(in millions)
Variable Compensation	$86	$151	$8	$(140)	$17	$(6)	$—

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

Operating Group Revenues

We provide services through five operating groups. The following table provides unaudited financial information for each of these operating groups.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
	(in millions, except percentages)
Revenues:
Communications & High Tech	$825	$883	$2,442	$2,377
Financial Services	605	581	1,777	1,828
Government	419	328	1,139	988
Products	679	678	1,971	2,107
Resources	511	507	1,462	1,573
Other	6	4	10	9

Total revenues before reimbursements	3,045	2,981	8,801	8,882
Reimbursements	373	370	1,134	1,138

Total	$3,418	$3,351	$9,935	$10,020

Revenues as a percentage of total:
Communications & High Tech	24%	27%	25%	24%
Financial Services	18	17	18	18
Government	12	10	11	10
Products	20	20	20	21
Resources	15	15	15	16
Other	n/m	n/m	n/m	n/m

Total revenues before reimbursements	89	89	89	89
Reimbursements	11	11	11	11

Total	100%	100%	100%	100%

n/m  =  not meaningful

Geographic Information

Revenues are attributed to geographic areas based on where client services are supervised. The following table provides unaudited geographic financial information.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
	(in millions, except percentages)
Revenues:
Americas	$1,449	$1,530	$4,187	$4,442
EMEA(1)	1,401	1,261	4,021	3,852
Asia Pacific	195	190	593	588

Total revenues before reimbursements	3,045	2,981	8,801	8,882
Reimbursements	373	370	1,134	1,138

Total	$3,418	$3,351	$9,935	$10,020

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
	(in millions, except percentages)

Revenues as a percentage of total:
Americas	42%	45%	42%	44%
EMEA(1)	41	38	41	39
Asia Pacific	6	6	6	6

Total revenues before reimbursements	89	89	89	89
Reimbursements	11	11	11	11

Total	100%	100%	100%	100%

(1)	EMEA includes Europe, the Middle East and Africa

Three Months Ended May 31, 2003 Compared to Three Months Ended May 31, 2002

Revenues

Revenues for the three months ended May 31, 2003 were $3,418 million, an increase of $68 million over the three months ended May 31, 2002. Revenues before reimbursements for the three months ended May 31, 2003 were $3,045 million, an increase of $64 million, or 2%, over the three months ended May 31, 2002. In local currency terms, revenues before reimbursements for the three months ended May 31, 2003 decreased 5% from the three months ended May 31, 2002. Our revenues before reimbursements in Europe, the Middle East and Africa grew 11% in U.S. dollars and declined 6% in local currency terms, and revenues before reimbursements in Asia/Pacific grew 3% in U.S. dollars and declined 6% in local currency terms. Revenues before reimbursements in the Americas decreased 5% in both U.S. dollars and local currency terms.

As a result of the continuing difficult global economic and political environment, clients continue to reduce or defer expenditures for consulting services, and we continue to experience pricing pressure. Growth in outsourcing revenues and favorable currency translation due to the strengthening of various currencies versus the U.S. dollar offset lower consulting revenues. Outsourcing revenues for the three months ended May 31, 2003 grew by 35% (28% in local currency terms) over the three months ended May 31, 2002, reflecting strong growth across all operating groups. Outsourcing represented 31% of revenues before reimbursements for the three months ended May 31, 2003, compared with 23% for the corresponding period last year. Consulting revenues declined by 8% (16% in local currency terms) from the third quarter of fiscal 2002. The year-over-year decline in consulting revenues was down from the second quarter of fiscal 2003, when consulting revenues declined by 15% (21% in local currency terms) versus the second quarter of fiscal 2002.

Our Communications & High Tech operating group achieved revenues before reimbursements of $825 million in the three months ended May 31, 2003, a decrease of 7% in U.S. dollars from the three months ended May 31, 2002, primarily due to lower consulting revenues in North America, partly offset by the strength of the Euro and increased revenues from outsourcing contracts. The decline in consulting revenues was in line with prior quarters, while growth in outsourcing revenues was lower than prior quarters due to the introduction of significant revenues from large outsourcing contracts with an existing communications client in the third quarter of fiscal 2002. Our Financial Services operating group achieved revenues before reimbursements of $605 million in the three months ended May 31, 2003, an increase of 4% over the three months ended May 31, 2002, primarily due to the strength of the Euro and growth in the Banking industry group, partly offset by the continued impact of the economic downturn on the capital markets industry. Our Government operating group achieved revenues before reimbursements of $419 million in the three months ended May 31, 2003, an increase of 28% over the three months ended May 31, 2002, primarily driven by strong growth in outsourcing revenues. Revenue growth was primarily sourced from clients within the U.S. Federal government, U.S. state and local government clients, particularly in California and Texas, and clients in Western Europe. Our Products operating group achieved revenues before reimbursements of $679 million in the three months ended May 31, 2003, a slight increase over the $678 million in revenues achieved in the three months ended May 31, 2002. Growth in the Pharmaceuticals & Medical Products and Transportation & Travel Services industry groups offset declines in the other industry groups, particularly in the Health Services and Retail industry groups. Our Resources operating group achieved revenues before reimbursements of $511 million in the three months ended May 31, 2003, an increase of 1% from the three months ended May 31, 2002. Growth in our Utilities industry group offset declines in the other industry groups within our Resources operating group. The significant challenges and difficult environment that the chemicals, energy, forest products, metals and mining industries are currently confronting may continue for several quarters.

Operating Expenses

Operating expenses for the three months ended May 31, 2003 were $3,014 million, an increase of $99 million, or 3%, over the three months ended May 31, 2002, and increased as a percentage of revenues from 87% to 88% as compared to the same period last year. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses increased from 85% to 87% over the same period.

In response to continued pricing pressures affecting our business and to the faster growth in outsourcing, where we generally experience lower margins in the early stages of contracts, we continue to focus on managing our cost structure. We aggressively plan and manage our payroll costs and headcount to meet the anticipated demand for our services. Our long-term initiatives focus on global reductions in delivery and infrastructure costs. Our short-term initiatives focus on managing payroll costs, through headcount reductions and variable compensation plans, and reducing other costs, such as limiting travel and meeting costs, and reducing infrastructure and corporate expenses principally through increased hiring scrutiny and the deferral of non-critical initiatives. Our cost-management initiatives may not be sufficient to maintain our margins if current trends continue.

During the three months ended May 31, 2003, no variable compensation was accrued for fiscal 2003 as compared with $8 million of variable compensation expense recorded in last year’s quarter. In the fourth quarter of fiscal 2002, we recorded a benefit of $140 million from the reversal of previously accrued variable compensation as a result of reducing 2002 variable compensation to approximately 35% of the 2002 planned amount due to the difficult economic environment and higher expenses partly related to increased severance costs. This benefit will not recur in the fourth quarter of fiscal 2003.

Cost of Services and Gross Margins

Cost of services was $2,313 million in the three months ended May 31, 2003, an increase of $190 million, or 9%, over the three months ended May 31, 2002, and increased as a percentage of revenues from 63% to 68% over the same period. Cost of services before reimbursable expense was $1,939 million in the three months ended May 31, 2003, an increase of $186 million, or 11%, over the three months ended May 31, 2002. The $186 million increase in cost of services before reimbursements was primarily driven by an increase in outsourcing costs of $186 million and an increase in severance costs of $50 million, partly offset by lower consulting payroll costs of $38 million. Of the $186 million increase in outsourcing costs, $73 million was driven by higher payroll costs and $113 million was due to an increase in non-payroll costs.

Gross margins (revenues less cost of services) have decreased to 36.3% of revenues before reimbursements in the three months ended May 31, 2003 from 41.2% in the corresponding quarter of 2002. This decrease resulted from the shift in our mix of business towards outsourcing, increased severance costs and pricing pressures. Outsourcing contracts generally have lower gross margins than consulting and systems integration contracts, particularly in the first year of new outsourcing contracts. These factors more than offset the favorable effects of other cost savings, including reduced variable compensation costs.

Sales and Marketing

Sales and marketing expense was $363 million in the three months ended May 31, 2003, a decrease of $51 million, or 12%, from the three months ended May 31, 2002, and decreased as a percentage of revenues before reimbursements from 14% to 12% over the same period, primarily due to $29 million of lower business development spending.

General and Administrative Costs

General and administrative costs were $339 million in the three months ended May 31, 2003, a decrease of $40 million, or 11%, from the three months ended May 31, 2002, and decreased as a percentage of revenues before reimbursements from 13% to 11% over the same period. This decrease reflects $32 million of lower geographic facility and technology costs and $25 million of lower bad debt expense.

Operating Income

Operating income was $404 million in the three months ended May 31, 2003, a decrease of $31 million, or 7%, from the three months ended May 31, 2002, as lower gross margins more than offset savings in sales and marketing and general and administrative costs and favorable currency translation due to the strengthening of various currencies versus the U.S. dollar. Operating income as a percentage of revenues before reimbursements decreased to 13.3% for the three months ended May 31, 2003 from 14.6% for the three months ended May 31, 2002, a decrease of 1.3 percentage points.

The $31 million decrease in operating income for the three months ended May 31, 2003 compared with the three months ended May 31, 2002 primarily reflects decreases of $46 million and $21 million in operating income from our Products and Financials Services operating groups, respectively, partially offset by an increase of $40 million in operating income from our Government operating group. Operating income for Communications & High Tech was flat compared with last year’s quarter, while operating income for our Resources operating group posted a slight decline. The decline in Products was primarily due to lower margins in our Retail industry group, while Financial Services declined primarily due to higher severance costs and lower margins on outsourcing contracts. Government operating income increased primarily due to a 28% increase in revenues and improved efficiencies and margins.

Gain (Loss) on Investments

Gain on investments totaled $2 million in the three months ended May 31, 2003, compared with a loss of $1 million in the three months ended May 31, 2002.

Other Income (Expense)

Other income was $0.1 million in the three months ended May 31, 2003, compared with $13 million in the three months ended May 31, 2002.

Provision for Taxes

The effective tax rates for the three months ended May 31, 2003 and 2002 were 32.9% and 38.0%, respectively. The effective tax rate of 32.9% includes the effect of the reduction in the annual effective tax rate for fiscal 2003 from 38.0% to 36.3%. The reduced annual effective tax rate resulted primarily from reversal of previously accrued taxes upon favorable settlement of certain prior-year non-U.S. income tax liabilities.

Minority Interest

Minority interest was $145 million for the three months ended May 31, 2003, a decrease of $14 million over the three months ended May 31, 2002, primarily due to a reduction in the minority’s average ownership interests from 58% in last year’s third quarter to 52% in the third quarter of fiscal 2003.

Earnings per Share

Diluted earnings per share was 28 cents for the three months ended May 31, 2003, compared to 27 cents for the three months ended May 31, 2002. In the third quarter of fiscal 2003, the reduction in the effective tax rate increased earnings per share by 2 cents.

Nine Months Ended May 31, 2003 Compared to Nine Months Ended May 31, 2002

Revenues

Revenues for the nine months ended May 31, 2003 were $9,935 million, a decrease of $86 million, or 1%, from the nine months ended May 31, 2002. Revenues before reimbursements for the nine months ended May 31, 2003 were $8,801 million, a decrease of $82 million, or 1%, from the nine months ended May 31, 2002. In local currency terms, revenues before reimbursements for the nine months ended May 31, 2003 decreased 6% from the nine months ended May 31, 2002. Our revenues before reimbursements in Europe, the Middle East and Africa grew by 4% in U.S. dollars and decreased 8% in local currency terms, and revenues before reimbursements in Asia/Pacific grew 1% in U.S. dollars and decreased 5% in local currency terms. Revenues before reimbursements in the Americas declined by 6% in U.S. dollars and 4% in local currency terms.

As a result of the continuing difficult global economic and political environment, clients continue to reduce or defer expenditures for consulting services, and we continue to experience pricing pressure, which has eroded our revenues. Growth in transformational outsourcing and favorable currency translation, due to the strengthening of various currencies versus the U.S. dollar, offset lower consulting revenues. Outsourcing revenues for the nine months ended May 31, 2003 grew 35% (31% in local currency terms) over the nine months ended May 31, 2002, reflecting strong growth across all the operating groups, led by Government, Communications & High Tech and Resources. Outsourcing represented 28% of revenues before reimbursements for the nine months ended May 31, 2003, compared with 21% for the corresponding period last year. Consulting revenues for the nine months ended May 31, 2003 declined by 12% (18% in local currency terms) from the same period last year.

Our Communications & High Tech operating group achieved revenues before reimbursements of $2,442 million in the nine months ended May 31, 2003, an increase of 3% over the nine months ended May 31, 2002, primarily due to the strength of the Euro and increased revenues from large outsourcing contracts, particularly with respect to strong revenue growth with an existing communications client in North America, which offset lower consulting revenues. Our Financial Services operating group achieved revenues before reimbursements of $1,777 million in the nine months ended May 31, 2003, a decrease of 3% from the nine months ended May 31, 2002, primarily due to the continued impact of the economic downturn on the capital markets and insurance industries, partly offset by strong growth in our Banking industry group. Our Government operating group achieved revenues before reimbursements of $1,139 million in the nine months ended May 31, 2003, an increase of 15% over the nine months ended May 31, 2002, primarily driven by strong growth in outsourcing revenues. Revenue growth was primarily sourced from clients within the U.S. Federal government, U.S. state and local government clients, particularly in California and Texas, and clients in Western Europe. Our Products operating group achieved revenues before reimbursements of $1,971 million in the nine months ended May 31, 2003, a decrease of 6% from the nine months ended May 31, 2002, primarily as a result of reductions in activity in our Retail industry group in Europe and North America and our Health Services industry groups in North America, partly offset by growth in our Transportation & Travel Services and Pharmaceuticals & Medical Products industry groups. Our Resources operating group achieved revenues before reimbursements of $1,462 million in the nine months ended May 31, 2003, a decrease of 7% from the nine months ended May 31, 2002. Weakness in our Chemicals, Energy, Forest Products and Metals & Mining industry groups more than offset growth in our Utilities industry group within our Resources operating group. The significant challenges and difficult environment that the Chemicals, Energy, Forest Products, Metals and Mining industry groups are currently confronting may continue for several quarters.

Operating Expenses

Operating expenses in the nine months ended May 31, 2003 were $8,734 million, a decrease of $49 million, or 1%, from the nine months ended May 31, 2002, but increased as a percentage of revenues from 87.7% to 87.9% over the same period. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses increased to 86.4% from 86.1%.

In response to continued pricing pressures affecting our business and to the faster growth in outsourcing, where we generally experience lower margins in the early stages of contracts, we continue to focus on managing our cost structure. We aggressively plan and manage our payroll costs and headcount to meet the anticipated demand for our services. Our long-term initiatives focus on global reductions in delivery and infrastructure costs. Our short-term initiatives focus on managing payroll costs, through headcount reductions and variable compensation plans, and reducing other costs, such as limiting travel and meeting costs, and reducing infrastructure and corporate expenses principally through increased hiring scrutiny and the deferral of non-critical initiatives. Our cost-management initiatives may not be sufficient to maintain our margins if current trends continue.

During the nine months ended May 31, 2003, we accrued $11 million of variable compensation for fiscal 2003 as compared with $245 million of variable compensation expense recorded in the first nine months of fiscal 2002. In the fourth quarter of fiscal 2002, we recorded a benefit of $140 million from the reversal of previously accrued variable compensation as a result of reducing 2002 variable compensation to approximately 35% of the 2002 planned amount due to the difficult economic environment and higher expenses partly related to increased severance costs. This benefit will not recur in the fourth quarter of fiscal 2003.

Cost of Services and Gross Margins

Cost of services was $6,664 million in the nine months ended May 31, 2003, an increase of $259 million, or 4%, over the nine months ended May 31, 2002, and increased as a percentage of revenues from 64% to 67% over the same period. Cost of services before reimbursable expenses was $5,530 million in the nine months ended May 31, 2003, an increase of $263 million, or 5%, over the nine months ended May 31, 2002. The primary drivers of the increase in cost of services were higher outsourcing costs of $628 million and increased severance costs of $18 million, which were partly offset by a decrease in variable compensation expenses of $161 million and lower consulting employee compensation costs of $135 million. Of the $628 million increase in outsourcing costs, $191 million was driven by higher payroll costs and $437 million was due to an increase in non-payroll costs.

Gross margins (revenues less cost of services) in the nine months ended May 31, 2003 have decreased to 37.2% of revenues before reimbursements from 40.7% for the same period in 2002. This decrease resulted from pricing pressures, the shift in our mix of business towards outsourcing and increased severance costs. Outsourcing contracts generally have lower gross margins than consulting and systems integration contracts, particularly in the first year of new outsourcing contracts. These factors more than offset the favorable effects of other cost savings, including reduced variable compensation costs.

Sales and Marketing

Sales and marketing expense was $1,088 million in the nine months ended May 31, 2003, a decrease of $85 million, or 7%, from the nine months ended May 31, 2002, reflecting lower variable compensation expenses of $63 million and reduced business development costs of $38 million. As a percentage of revenues before reimbursements, sales and marketing expense decreased from 13% to 12% for the nine months ended May 31, 2003 and 2002.

General and Administrative Costs

General and administrative costs were $981 million in the nine months ended May 31, 2003, a decrease of $223 million, or 19%, from the nine months ended May 31, 2002, and decreased as a percentage of revenues before reimbursements from 14% to 11% over the same period. Key drivers of the decline were geographic facility and technology cost reductions of $116 million and lower bad debt expense of $86 million. Although we continue to manage our cost structure, we do not expect the level of expense reductions in general and administrative costs realized during the nine months ended May 31, 2003 to continue at the same rate throughout the remainder of fiscal 2003.

Operating Income

Operating income was $1,201 million in the nine months ended May 31, 2003, a decrease of $36 million, or 3%, from the nine months ended May 31, 2002. Operating income as a percentage of revenues before reimbursements declined to 13.6% from 13.9% for the nine months ended May 31, 2002. Lower gross margins more than offset savings in sales and marketing and general administrative costs and favorable currency translation due to strengthening of various currencies versus the U.S. dollar.

The $36 million decrease in operating income for the nine months ended May 31, 2003 compared with the nine months ended May 31, 2002 primarily reflects decreases of $80 million, $58 million and $21 million in operating income from our Products, Resources and Financial Services operating groups, respectively, partially offset by increases of $73 million and $49 million in operating income from our Government and Communications & High Tech operating groups, respectively. The decrease in Products primarily reflects lower revenues and margins in our Retail industry group. Resources declined primarily due to revenue declines in our Chemicals and Energy industry groups, pricing pressures and increased volume of outsourcing work. The increase in Government was driven by a 15% increase in revenues and improved productivity and chargeability. Communications & High Tech increased due to improved productivity and efficiencies.

Gain (Loss) on Investments

Gains on investments totaled $8 million for the nine months ended May 31, 2003, compared with a loss on investments of $307 million for the nine months ended May 31, 2002. This loss included a charge of $212 million recorded in the second quarter of fiscal 2002 for investment writedowns and other-than-temporary impairment writedowns of $90 million recorded in the first quarter of fiscal 2002.

Other Income (Expense)

Other income was $26 million in the nine months ended May 31, 2003, an increase of $11 million over the nine months ended May 31, 2002.

Provision for Taxes

The effective tax rates for the nine months ended May 31, 2003 and 2002 were 36.3% and 46.6%, respectively. Excluding the charge to write down investments, the effective tax rate for the nine months ended May 31, 2002 was 38.0%. The effective tax rate of 36.3% includes the effect of the reduction in the annual effective tax rate from 38.0% to 36.3%. The reduced annual effective tax rate primarily resulted from reversal of previously accrued taxes upon favorable settlement of certain prior-year, non-U.S. income tax liabilities.

Minority Interest

Minority interest was $418 million in the nine months ended May 31, 2003, an increase of $126 million over the minority interest for the nine months ended May 31, 2002. The increase was due to higher income before minority interests, partially offset by a reduction in the minority’s average ownership interests from 59% for the nine-month period ended May 31, 2002 to 53% for the nine-month period ended May 31, 2003.

Earnings per Share

Diluted earnings per share for the nine months ended May 31, 2003 was 80 cents, compared to 49 cents in the corresponding period last year. The increase primarily reflects losses on investments of $307 million in last year’s nine-month period. For the nine months ended May 31, 2002, gains and losses on investments reduced earnings per share by 26 cents. In the nine months ended May 31, 2003, the reduction in the effective tax rate increased earnings per share by 2 cents.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, debt capacity available under various credit facilities and available cash reserves. Cash flows generated by operating activities in the nine months ended May 31, 2003 totaled $1,079 million. Cash and cash equivalents were $1,962 million at May 31, 2003 and total debt was $69 million. We may also be able to raise additional funds through public or private debt or equity financings in order to:

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

At May 31, 2003, our balance of cash and cash equivalents was $1,962 million, an increase of $645 million, or 49%, from August 31, 2002. The increase is primarily attributable to cash provided by operations and to a lesser extent proceeds from the issuance of Accenture Ltd Class A common shares to employees and proceeds from the sale of investments. These inflows were partially offset by share repurchases, a contract termination payment to Arthur Andersen LLP, contributions to the Accenture Share Employee Compensation Trust and property and equipment additions.

Net cash provided by operating activities was $1,079 million in the nine months ended May 31, 2003, an increase of $532 million from the nine months ended May 31, 2002, reflecting lower growth in net client balances (receivables, unbilled services and deferred revenue combined) and lower income tax payments. However, this was partially offset by reductions in accrued payroll and related benefits. In the nine months ended May 31, 2002, operating cash flow was significantly reduced by an increase in net client balances and income tax payments related to our initial corporate tax year ended August 31, 2001, and our transition to a corporate structure on May 31, 2001. In October 2002, we paid Arthur Andersen LLP $190 million in conjunction with the termination of all services and facility contracts subsequent to our final arbitration award in August 2000 and in settlement of all related matters with Arthur Andersen LLP and other Arthur Andersen firms. A portion of this payment reduced net cash provided by operating activities by $42 million.

Net cash used in investing activities was $22 million in the nine months ended May 31, 2003, compared with $133 million of cash used in investment activities in the prior-year period. Increased proceeds from sales of investments and lower capital spending on property and equipment and businesses were partially offset by a decrease in proceeds from sales of property and equipment in the first nine months of fiscal 2003. The reduction in capital spending for businesses reflects the acquisition of Accenture HR Services (formerly e-peopleserve Ltd.) in the prior-year period.

Net cash used in financing activities was $456 million in the nine months ended May 31, 2003, a decrease of $713 million from the nine months ended May 31, 2002, that was primarily due to pre-incorporation earnings distributions of $765 million to our partners in the prior-year period. For the nine months ended May 31, 2003, cash used in financing activities included $420 million for Accenture Ltd Class A and Accenture SCA Class I common share repurchases, a $71 million increase in the restricted cash of our Share Employee Compensation Trust (“SECT”) and $148 million of the $190 million payment to Arthur Andersen LLP described above. These payments were partially offset by proceeds of $196 million from the issuance of Accenture Ltd Class A common shares under the Accenture employee share purchase and employee share incentive plans.

We have two syndicated credit facilities, each of $537.5 million, providing unsecured, revolving borrowing capacity for general working capital purposes. The facilities consist of 364 day and three-year committed facilities. Financing is provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities require us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets; and (2) maintain a debt-to-cash flow ratio not exceeding 1.75 to 1.00. We are in compliance with these terms. As of May 31, 2003, we had no borrowings under either facility and $76 million in letters of credit outstanding under the three-year facility. On June 20, 2003, we renewed the $537.5 million, 364 day facility at terms that are slightly more favorable than the expiring arrangement. The three-year facility is scheduled to expire on June 21, 2005.

We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of May 31, 2003, these facilities provided for up to $253 million of local currency financing in countries that cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of May 31, 2003, amounts available under these lines of credit facilities totaled $204 million. At May 31, 2003, we had $41 million outstanding under these various facilities and $10 million of other short-term borrowings. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

During the nine months ended May 31, 2003 and 2002, we made $134 million and $155 million in capital expenditures, respectively, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We currently expect that our capital expenditures in fiscal 2003 will approximate or be slightly below fiscal 2002 spending levels.

In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of May 31, 2003 and August 31, 2002, $301 million and $265 million were outstanding for 33 and 25 clients, respectively. As of May 31, 2003, $175 million was included in current unbilled services and $126 million was included in non-current unbilled services. As of August 31, 2002, $159 million was included in current unbilled services and $106 million was included in non-current unbilled services on our Consolidated Balance Sheet.

On March 7, 2003, we contributed $150 million to the SECT. The SECT repurchased 5,194,800 Accenture Ltd Class A common shares totaling $84 million in the nine months ended May 31, 2003. At May 31, 2003, the SECT had an additional $151 million available for share repurchases, which is segregated as Restricted cash on the Consolidated Balance Sheet.

In addition to our ongoing open-market share repurchases, we expect to redeem or purchase certain shares pursuant to our Share Management Plan. In November 2002, Accenture Ltd’s board of directors granted additional discretionary authority to a committee of officers to utilize a portion of $600 million previously authorized for acquisitions of shares from partners, former partners and their permitted transferees for acquisitions of certain Class A common shares previously awarded to employees pursuant to restricted share units issued in connection with the initial public offering of the Accenture Ltd Class A common shares, provided appropriate local regulatory approvals are first obtained to permit such acquisitions. In January 2003, we began offering this program in most countries in which we operate, including the United States. Of the $600 million share repurchase authorization, $256 million had been utilized and $344 million remained available for share repurchase at May 31, 2003.

On June 3, 2003, pursuant to a tender offer made to Accenture SCA Class I shareholders on May 2, 2003, controlled subsidiaries of Accenture Ltd redeemed or purchased an aggregate of 1,945,090 Accenture SCA Class I common shares at a price of $15.93 per share. At the same time, Accenture International SARL purchased 10,000 Accenture Canada Holdings Inc. exchangeable shares at a price of $15.93 per share. The total cash outlay for these transactions was $31 million. These transactions were undertaken pursuant to Accenture’s Share Management Plan for Accenture’s partners, former partners and their permitted transferees.

Obligations and Commitments

As of May 31, 2003, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$17,842	$4,602	$13,240	$—	$—
Operating leases	1,900,211	223,067	378,514	257,612	1,041,018
Training facility services agreement	116,989	43,322	52,542	21,125	—
Retirement obligations	287,220	41,804	70,552	38,865	135,999

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2002, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year then ended. During the nine months ended May 31, 2003, there were no material changes in our market risk exposure.

Newly Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables.” In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. We are evaluating Issue 00-21 to determine the method of adoption and its impact on our results of operations.

In May 2003, the EITF reached a consensus on Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” The guidance in Issue 01-08 is based on whether the arrangement conveys to the purchases (lessee) the right to use a specific asset. Issue 01-08 will be effective for arrangements entered into or modified beginning in the fourth quarter of fiscal 2003. We are currently evaluating Issue 01-08 to determine its impact on our consolidated financial position and results of operations.

In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments created, entered into or modified after May 31, 2003, and is otherwise effective beginning September 1, 2003. We are currently evaluating the impact of adopting this statement.

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

Implementation of the transition of certain of our business and financial systems to new platforms is ongoing. We continue to monitor resource and personnel requirements to ensure that our internal controls are not adversely affected during this transition. In addition, Accenture’s management has become aware of an incident of possible noncompliance with the Foreign Corrupt Practices Act and/or with Accenture’s internal controls in connection with certain of Accenture’s operations in the Middle East. Accenture immediately commenced an internal investigation, which is ongoing. We do not believe that this incident will have any material impact on our results of operations or financial condition. We have informed, and will cooperate with, appropriate governmental agencies in connection with this matter.

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

During the quarter ended May 31, 2003, the following report on Form 8-K was filed by the Registrant:

Current Report on Form 8-K dated March 24, 2003 (date of earliest event reported), filed on March 26, 2003, with respect to the transition of the Health Services industry group from our Financial Services operating group to our Products operating group and the change in allocating certain costs to segments from a partner basis to a total controllable cost basis.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on July 15, 2003 by the undersigned, thereunto duly authorized.

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

Dated: July 15, 2003

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

Dated: July 15, 2003

/s/ HARRY L. YOU

Chief Financial Officer (principal financial and accounting officer)