Form 10-Q
period 2004-05-31
ACCENTURE LTD
filed 2004-07-09
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission File Number: 001-16565

ACCENTURE LTD

(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0341111 (I.R.S. Employer Identification No.)

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

     The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of June 30, 2004 was 557,779,466 (which number does not include 25,037,347 issued shares held by subsidiaries of the Registrant). The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of June 30, 2004 was 369,167,374.

ACCENTURE LTD

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

May 31, 2004 and August 31, 2003
(In thousands of U.S. dollars, except share and per share amounts)

	May 31,	August 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,514,647	$2,332,161
Restricted cash	—	83,280
Short-term investments	325,739	—
Receivables from clients, net	1,475,889	1,416,153
Unbilled services	1,163,019	828,515
Deferred income taxes, net	155,805	147,040
Other current assets	278,875	230,062

Total current assets	6,913,974	5,037,211

NON-CURRENT ASSETS:
Unbilled services	171,757	132,522
Long-term investments	309,360	33,330
Property and equipment, net	608,522	650,455
Goodwill	210,852	188,659
Deferred income taxes, net	308,940	326,286
Other non-current assets	148,523	90,777

Total non-current assets	1,757,954	1,422,029

TOTAL ASSETS	$8,671,928	$6,459,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$45,670	$43,500
Current portion of long-term debt	11,737	2,662
Accounts payable	529,989	573,201
Deferred revenues	903,454	676,841
Accrued payroll and related benefits	1,318,038	974,319
Income taxes payable	927,538	671,026
Deferred income taxes, net	22,532	22,390
Other accrued liabilities	518,962	387,157

Total current liabilities	4,277,920	3,351,096

NON-CURRENT LIABILITIES:
Long-term debt	3,076	13,955
Retirement obligation	526,016	575,973
Deferred income taxes, net	3,874	3,572
Other non-current liabilities	680,306	836,850

Total non-current liabilities	1,213,272	1,430,350

MINORITY INTEREST	1,328,381	883,586

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 582,148,956 and 458,628,873 shares issued as of May 31, 2004 and August 31, 2003, respectively	13	10
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 414,868,136 and 508,723,411 shares issued and outstanding as of May 31, 2004 and August 31, 2003, respectively	9	11
Restricted share units (related to Class A common shares), 31,711,809 and 33,803,376 units issued and outstanding as of May 31, 2004 and August 31, 2003, respectively	462,352	495,024
Additional paid-in capital	2,151,176	1,526,387
Treasury shares, at cost, 1,963,845 and 5,229,487 shares at May 31, 2004 and August 31, 2003, respectively	(35,331)	(88,198)
Treasury shares owned by Accenture Ltd Share Employee Compensation Trust, at cost, 22,320,050 and 18,081,800 shares at May 31, 2004 and August 31, 2003, respectively	(434,236)	(308,878)
Retained deficit	(134,077)	(641,915)
Accumulated other comprehensive loss	(157,551)	(188,233)

Total shareholders’ equity	1,852,355	794,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,671,928	$6,459,240

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED INCOME STATEMENTS

For the Three and Nine Months Ended May 31, 2004 and May 31, 2003
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
REVENUES:
Revenues before reimbursements	$3,686,662	$3,044,836	$10,250,456	$8,800,990
Reimbursements	363,579	373,593	1,056,577	1,133,909

Revenues	4,050,241	3,418,429	11,307,033	9,934,899
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	2,379,787	1,939,075	6,743,224	5,529,978
Reimbursable expenses	363,579	373,593	1,056,577	1,133,909

Cost of services	2,743,366	2,312,668	7,799,801	6,663,887
Sales and marketing	391,233	362,930	1,100,492	1,088,394
General and administrative costs	340,549	339,279	996,038	996,043
Restructuring and reorganization costs (benefit)	1,936	(570)	22,976	(14,565)

Total operating expenses	3,477,084	3,014,307	9,919,307	8,733,759

OPERATING INCOME	573,157	404,122	1,387,726	1,201,140
Gain on investments, net	337	2,286	4,167	7,556
Interest income	16,436	10,681	42,046	30,598
Interest expense	(5,403)	(5,232)	(16,970)	(16,269)
Other income (expense)	(18,705)	112	586	25,722
Equity in gains (losses) of affiliates	(70)	682	(1,272)	143

INCOME BEFORE INCOME TAXES	565,752	412,651	1,416,283	1,248,890
Provision for income taxes	196,883	135,576	492,867	453,347

INCOME BEFORE MINORITY INTEREST	368,869	277,075	923,416	795,543
Minority interest	(158,460)	(144,934)	(415,578)	(417,810)

NET INCOME	$210,409	$132,141	$507,838	$377,733

Weighted Average Class A Common Shares:
Basic	558,330,780	466,294,836	541,048,400	467,170,112
Diluted	1,000,536,090	985,618,380	1,007,158,708	995,224,416
Earnings Per Class A Common Share:
Basic	$0.38	$0.28	$0.94	$0.81
Diluted	$0.37	$0.28	$0.92	$0.80

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT

For the Nine Months Ended May 31, 2004
(U.S. dollars and share amounts in thousands)
(Unaudited)

		Class A		Class X		Restricted
		Common		Common		Share Units					Treasury Shares—			Accumulated
		Shares		Shares		Common Shares			Treasury Shares		SECT			Other
								Additional					Retained	Compre-
	Preferred		No.		No.		No.	Paid-in		No.		No.	Earnings	hensive
	Shares	$	Shares	$	Shares	$	Shares	Capital	$	Shares	$	Shares	(Deficit)	Income(Loss)	Total
Balance at August 31, 2003	$—	$10	458,629	$11	508,723	$495,024	33,803	$1,526,387	$(88,198)	(5,229)	$(308,878)	(18,082)	$(641,915)	$(188,233)	$794,208
Comprehensive income:
Net income													507,838		507,838
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments														(657)	(657)
Foreign currency translation adjustments														31,183	31,183
Minimum pension liability adjustment														156	156

Other comprehensive income (loss)														30,682

Comprehensive income															538,520
Income tax benefit on stock-based compensation plans								14,849							14,849
Purchases of common shares			(749)					(17,741)	(32,506)	(1,282)	(165,915)	(7,113)			(216,162)
Transfer of shares from SECT									(40,557)	(2,875)	40,557	2,875			—
Vesting of restricted share units, net						10,164	494	914							11,078
Purchases/redemptions of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares				(2)	(93,855)			(1,925,111)							(1,925,113)
Issuance of Class A common shares:
Employee share purchase plan			4,777					76,264	58,426	3,358					134,690
Employee stock options			5,053					67,406	49,547	2,962					116,953
Restricted share units			1,483			(42,836)	(2,585)	24,879	17,957	1,102					—
In September 2003 secondary offering		2	69,695					1,421,873							1,421,875
In May 2004 secondary offering		1	43,261					988,172							988,173
Minority interest								(26,716)							(26,716)

Balance at May 31, 2004	$—	$13	582,149	$9	414,868	$462,352	31,712	$2,151,176	$(35,331)	(1,964)	$(434,236)	(22,320)	$(134,077)	$(157,551)	$1,852,355

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD
CONSOLIDATED CASH FLOWS STATEMENTS

For the Nine Months Ended May 31, 2004 and 2003
(In thousands of U.S. dollars)
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$507,838	$377,733
Adjustments to reconcile net income to net cash provided by operating activities— Depreciation and amortization	197,958	179,458
Reorganization benefit	(84,280)	(14,565)
Gain on investments, net	(4,167)	(7,556)
Loss (gain) on disposal of property and equipment, net	7,560	(5,881)
Stock-based compensation expense	47,126	37,796
Deferred income taxes, net	9,972	29,122
Minority interest	415,578	417,810
Other items, net	7,225	13,931
Change in assets and liabilities—
(Increase) decrease in receivables from clients, net	(13,406)	3,089
(Increase) decrease in other current assets	(28,741)	62,420
Increase in unbilled services, current and non-current	(343,619)	(121,397)
Increase in other non-current assets	(53,462)	(28,441)
Decrease in accounts payable	(54,335)	(38,383)
Increase in deferred revenues	207,470	89,137
Increase (decrease) in accrued payroll and related benefits.	317,817	(86,091)
Increase in income taxes payable	266,432	213,882
Increase (decrease) in other accrued liabilities	93,487	(28,560)
Decrease in other non-current liabilities	(133,819)	(14,625)

Net cash provided by operating activities	1,362,634	1,078,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	210,599	102,772
Proceeds from sales of property and equipment	4,618	17,241
Purchases of businesses and investments, net of cash acquired	(17,950)	(8,403)
Purchases of available-for-sale investments	(815,294)	—
Purchases of property and equipment	(179,891)	(133,761)

Net cash used in investing activities	(797,918)	(22,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contract termination payment	—	(147,569)
Distribution of partners’ pre-incorporation retirement benefits	(13,194)	—
Issuance of Accenture Ltd Class A common shares	2,661,691	196,315
Purchase of Accenture Ltd Class A common shares	(216,162)	(179,976)
Purchase of Accenture SCA Class I common shares	(1,925,113)	(240,023)
Proceeds from issuance of long-term debt	435	832
Repayment of long-term debt	(2,553)	(3,625)
Proceeds from issuance of short-term bank borrowings	89,659	77,143
Repayments of short-term bank borrowings	(86,225)	(87,950)
Decrease (increase) in restricted cash of Accenture Share Employee Compensation Trust	83,280	(71,483)

Net cash provided by (used in) financing activities	591,818	(456,336)
Effect of exchange rate changes on cash and cash equivalents	25,952	44,826

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,182,486	645,218
CASH AND CASH EQUIVALENTS, beginning of period	2,332,161	1,316,976

CASH AND CASH EQUIVALENTS, end of period	$3,514,647	$1,962,194

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2003. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2004. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

     Effective September 1, 2003, Accenture adopted Issue 00-21 on a prospective basis. The Company will continue to account for contracts signed on or before August 31, 2003 under the previous policy for contracts containing multiple elements, as described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. Revenues related to new revenue arrangements with multiple elements signed after August 31, 2003 are allocated to each element based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element.

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

     The adoption of Issue 00-21 reduced revenues by approximately $18,000 and $26,000 for the three- and nine-month periods ended May 31, 2004, respectively, and reduced operating income by approximately $17,000 and $24,000 for the corresponding periods.

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

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2004	2003	2004	2003
Net income as reported	$210,409	$132,141	$507,838	$377,733
Add: Stock-based compensation expense already included in net income as reported, net of tax and minority interest	7,918	4,609	23,582	12,540
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plans, net of tax and minority interest	(20,708)	(17,769)	(64,427)	(60,572)

Pro forma net income	$197,619	$118,981	$466,993	$329,701

Basic earnings per Class A common share:
As reported	$0.38	$0.28	$0.94	$0.81
Pro forma	$0.35	$0.26	$0.86	$0.71
Diluted earnings per Class A common share:
As reported	$0.37	$0.28	$0.92	$0.80
Pro forma	$0.35	$0.25	$0.84	$0.70

4. EARNINGS PER SHARE (EPS)

	Three Months Ended		Nine Months Ended
	May 31, 2004		May 31, 2004
	Basic	Diluted	Basic	Diluted
Net income available for Class A common shareholders	$210,409	$210,409	$507,838	$507,838
Minority interest (1)	—	157,438	—	414,583

Net income for per share calculation	$210,409	$367,847	$507,838	$922,421

Basic weighted average Class A common shares	558,330,780	558,330,780	541,048,400	541,048,400
Class A common shares issuable upon redemption of minority interest (1)	—	417,755,414	—	441,129,868
Employee compensation related to Class A common shares	—	24,377,227	—	24,910,871
Employee share purchase plan related to Class A common shares	—	72,669	—	69,569

Weighted average Class A common shares	558,330,780	1,000,536,090	541,048,400	1,007,158,708

Earnings per Class A common share	$0.38	$0.37	$0.94	$0.92

	Three Months Ended		Nine Months Ended
	May 31, 2003		May 31, 2003
	Basic	Diluted	Basic	Diluted
Net income available for Class A common shareholders	$132,141	$132,141	$377,733	$377,733
Minority interest (1)	—	145,000	—	419,064

Net income for per share calculation	$132,141	$277,141	$377,733	$796,797

Basic weighted average Class A common shares	466,294,836	466,294,836	467,170,112	467,170,112
Class A common shares issuable upon redemption of minority interest (1)	—	511,769,006	—	518,354,959
Employee compensation related to Class A common shares	—	7,469,458	—	9,594,230
Employee share purchase plan related to Class A common shares	—	85,080	—	105,115

Weighted average Class A common shares	466,294,836	985,618,380	467,170,112	995,224,416

Earnings per Class A common share	$0.28	$0.28	$0.81	$0.80

(1)	Accenture Ltd Class A common shares issuable upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not held by Accenture.

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

     Investments at May 31, 2004 were as follows:

	Amortized Cost	Estimated Fair Value
U.S. Treasury securities	$68,159	$67,784
Asset-backed securities	162,853	162,141
Corporate debt securities	375,407	374,661
Foreign government securities	13,188	13,181

Total available-for-sale debt securities	619,607	617,767
Other	17,487	17,332

Total investments	$637,094	$635,099

     The amortized cost and estimated fair value of available-for-sale investments in debt securities at May 31, 2004, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$326,732	$326,670
Due in 1-2 years	191,784	191,367
Due in 2-3 years	12,530	12,404
Due in 3-4 years	31,868	31,678
Due in 4-5 years	28,740	28,330
Due after 5 years	27,953	27,318

Total investments in available-for-sale debt securities	$619,607	$617,767

6. GOODWILL

     A summary of the changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2004 is as follows:

	Comm.
	& High	Financial
	Tech	Services	Government	Products	Resources	Total
Beginning balance at August 31, 2003	$60,265	$40,509	$21,519	$38,724	$27,642	$188,659
Goodwill additions	3,902	341	252	4,360	293	9,148
Foreign currency translation adjustments	5,300	2,216	1,161	2,576	1,792	13,045

Ending balance at May 31, 2004	$69,467	$43,066	$22,932	$45,660	$29,727	$210,852

7. REORGANIZATION BENEFITS/COSTS

     During the three and nine months ended May 31, 2004, Accenture recorded expense of $1,936 and a benefit of $84,280, respectively, primarily resulting from final determinations of certain reorganization liabilities established in

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

connection with Accenture’s transition to a corporate structure in 2001. During the three and nine months ended May 31, 2003, the reorganization benefits were $570 and $14,565, respectively. The carrying amount of the reorganization liabilities was $444,534 at May 31, 2004 and $510,149 at August 31, 2003. The remaining change in the reorganization liabilities during the nine months ended May 31, 2004 was due to foreign currency translation. The reorganization liabilities are recorded as a component of Other accrued liabilities and Other non-current liabilities on the Consolidated Balance Sheet.

8. RESTRUCTURING COSTS

     In the fourth quarter of 2002, Accenture recognized restructuring costs of $110,524 related to a global consolidation of office space. At August 31, 2003, the related liability for restructuring costs was $40,327. This liability was reduced by payments made in the three and nine months ended May 31, 2004 of $5,645 and $15,699, respectively. The liability was also affected by immaterial changes in lease estimates, imputed interest and foreign currency translation. The liability at May 31, 2004 was $27,006, representing the net present value of the estimated remaining obligations related to exiting operating leases.

     In the second quarter of 2004, Accenture management approved a real estate consolidation plan, which was substantially completed during the second quarter of fiscal 2004, primarily in the United States and the United Kingdom. Accenture recognized restructuring costs of $107,256, consisting of $89,331 to consolidate various locations and $17,925 to abandon the related fixed assets. Payments totaling $4,032 and $4,806 were made in the three and nine months ended May 31, 2004. The liability was also affected by immaterial changes in lease estimates, imputed interest and foreign currency translation. At May 31, 2004, the related liability for restructuring costs was $85,592 and was recorded as a component of Other accrued liabilities and Other non-current liabilities.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of Comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net income	$210,409	$132,141	$507,838	$377,733
Foreign currency translation adjustments	(33,894)	1,375	31,183	(4,806)
Unrealized gains (losses) on marketable securities, net of reclassification adjustments	(2,275)	1,617	(657)	2,454
Minimum pension liability adjustment	—	—	156	—

Comprehensive income	$174,240	$135,133	$538,520	$375,381

     The components of Accumulated other comprehensive loss are as follows:

	May 31,	August 31,
	2004	2003
Foreign currency translation adjustments	$(35,881)	$(67,064)
Unrealized losses on marketable securities	(1,718)	(1,061)
Minimum pension liability, net of tax	(119,952)	(120,108)

Accumulated other comprehensive loss	$(157,551)	$(188,233)

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

     In the United States and certain other countries, Accenture maintains and administers noncontributory retirement and postretirement medical plans for active, retired and resigned Accenture employees. The components of net periodic benefit cost for material defined benefit pension and postretirement benefit plans are as follows:

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Pension Benefits
	Three Months Ended		Three Months Ended
	May 31, 2004		May 31, 2003
Components of Net Periodic Benefit Cost	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$11,312	$10,805	$7,303	$6,382
Interest cost	9,065	2,578	7,720	2,747
Expected return on plan assets	(6,184)	(1,894)	(6,471)	(1,508)
Amortization of transitional obligation	—	(51)	(2)	(48)
Amortization of (gain) loss	5,169	502	1,211	449
Amortization of prior service cost	618	22	568	21

Net Periodic Pension Benefit Cost	$19,980	$11,962	$10,329	$8,043

	Pension Benefits
	Nine Months Ended		Nine Months Ended
	May 31, 2004		May 31, 2003
Components of Net Periodic Benefit Cost	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$33,936	$24,789	$21,909	$17,496
Interest cost	27,195	8,693	23,158	7,983
Expected return on plan assets	(18,552)	(5,419)	(19,413)	(4,459)
Amortization of transitional obligation	—	(162)	(6)	(124)
Amortization of (gain) loss	15,507	796	3,635	1,294
Amortization of prior service cost	1,854	67	1,704	59

Net Periodic Pension Benefit Cost	$59,940	$28,764	$30,987	$22,249

	Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 31, 2004		May 31, 2003
Components of Net Periodic Benefit Cost	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$1,816	$449	$1,835	$204
Interest cost	1,292	420	1,421	200
Expected return on plan assets	(356)	—	(352)	—
Amortization of transitional obligation	20	(6)	20	46
Amortization of (gain) loss	600	17	552	9
Amortization of prior service cost	(200)	—	(63)	—

Net Periodic Postretirement Benefit Cost	$3,172	$880	$3,413	$459

	Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	May 31, 2004		May 31, 2003
Components of Net Periodic Benefit Cost	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$5,448	$1,346	$5,505	$613
Interest cost	3,876	1,260	4,263	599
Expected return on plan assets	(1,068)	—	(1,056)	—
Amortization of transitional obligation	60	(18)	60	137
Amortization of (gain) loss	1,800	52	1,656	27
Amortization of prior service cost	(600)	—	(189)	—

Net Periodic Postretirement Benefit Cost	$9,516	$2,640	$10,239	$1,376

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

11. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Secondary Offering

     On May 4, 2004, as part of its Share Management Plan, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 35,761,232 such shares newly issued by Accenture Ltd and 14,238,768 of such shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $23.50 per share and the price net of the underwriters’ discount of 2.8% was $22.84. Accenture Ltd received $816,858 as the result of the issuance of 35,761,232 shares newly issued by Accenture Ltd. On May 4, 2004, the underwriters, in connection with the underwritten public offering, exercised their option to purchase an additional 7,500,000 newly issued Class A common shares at the same price per share. On May 4, 2004, Accenture Ltd received $171,315 as a result of the issuance of the additional 7,500,000 newly issued shares. Accenture Ltd remitted proceeds from the offering to Accenture SCA in exchange for Accenture SCA Class I common shares. As a result of these transactions, Accenture Ltd’s ownership interest in Accenture SCA increased from 55% to 57%. All proceeds from the secondary offering that concluded on May 4, 2004, and exercise of the related underwriters’ option, as well as $56,661 of the $600,000 previously authorized for acquisitions from partners, former partners and their permitted transferees, were used to redeem or purchase Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares on June 3, 2004. For further discussion on the Accenture SCA tender offer see “Subsequent Event” section below.

Subsequent Event

     On June 3, 2004, Accenture SCA and one of its controlled subsidiaries redeemed or purchased an aggregate of 45,087,451 Accenture SCA Class I common shares at a price of $23.50 per share less transaction fees as a result of a tender offer made to Accenture SCA Class I shareholders on April 29, 2004. At the same time, a subsidiary of Accenture SCA purchased 654,344 Accenture Canada Holdings Inc. exchangeable shares at a price of $23.50 per share less transaction fees. The total cash outlay for these transactions was $1,074,932. As a result of this transaction, Accenture Ltd’s ownership interest in Accenture SCA increased from 57% to 60%.

Accenture Stock Employee Compensation Trust

     On December 19, 2003, the Accenture Stock Employee Compensation Trust was terminated. A subsidiary of Accenture Ltd that is not a subsidiary of Accenture SCA created a new Share Employee Compensation Trust (“SECT”). Substantially all treasury shares purchased by the predecessor trust that had not been used to fund employee share awards were transferred to the new SECT.

     In a series of open-market purchases during the three and nine months ended May 31, 2004, the SECT and its predecessor trust acquired 1,800,000 and 7,113,050 Accenture Ltd Class A common shares, respectively, at aggregate purchase prices of $44,448 and $165,915, respectively, for use in conjunction with employee equity awards. At May 31, 2004, the SECT had $66,213 of previously authorized contributions available for share purchases.

12. ANDERSEN CONTRACTS

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

13. GUARANTEES

     As a result of Accenture increasing its ownership percentage of Accenture HR Services from 50 percent to 100 percent in February 2002, Accenture may be required to make payments totaling up to $187,500 in additional purchase price over a five-year period starting February 28, 2002, conditional on Accenture HR Services achieving certain levels of qualifying revenues. During the three and nine months ended May 31, 2004, Accenture made payments totaling $0 and $1,720, respectively. The remaining potential liability at May 31, 2004 was $185,780.

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

     Accenture has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by Accenture under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by Accenture and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2004, management was not aware of any obligations arising under indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture’s obligations for the performance of others is not expressly specified. As of May 31, 2004, Accenture estimates it had assumed an aggregate potential liability of approximately $404,413 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $39,593 if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties. In some of these contracts, the guarantee is contractually given to the client by one of the other parties providing services to the client. In the event of Accenture’s performance default, Accenture could be responsible for repayment to the other party. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph, and we believe that if we were to incur a loss in the future in connection with any one of these arrangements, such a loss should not have a material effect on Accenture’s financial condition or results of operations.

14. SEGMENT REPORTING

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

     Financial information for the Company’s reportable segments is as follows:

	Comm. &	Financial
Three Months Ended May 31, 2004	High Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements.	$1,018,385	$752,600	$547,616	$811,548	$554,620	$1,893	$3,686,662
Operating income	$145,241	$106,090	$110,365	$141,965	$69,496	$—	$573,157

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Comm. &	Financial
Three Months Ended May 31, 2003	High Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements.	$825,114	$605,209	$418,598	$679,336	$511,391	$5,188	$3,044,836
Operating income	$66,439	$69,828	$85,841	$116,796	$65,218	$—	$404,122

	Comm. &	Financial
Nine Months Ended May 31, 2004	High Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements.	$2,828,207	$2,046,180	$1,493,761	$2,228,075	$1,647,515	$6,718	$10,250,456
Operating income	$279,761	$271,909	$247,539	$371,817	$216,700	$—	$1,387,726

	Comm. &	Financial
Nine Months Ended May 31, 2003	High Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements.	$2,441,565	$1,777,380	$1,139,096	$1,971,144	$1,462,376	$9,429	$8,800,990
Operating income	$250,232	$243,662	$206,201	$346,228	$154,817	$—	$1,201,140

     Reorganization costs for the three months ended May 31, 2004 were $1,936 while restructuring costs, net of a reorganization benefit, totaled $22,976 for the nine months ended May 31, 2004. For the three and nine months ended May 31, 2003, the reorganization benefits were $570 and $14,565, respectively. These amounts were allocated to the operating groups, affecting their operating income by the following amounts:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
Increase (Decrease) to Operating Income	2004	2003	2004	2003
Communications & High Tech	$(486)	$139	$(5,774)	$3,623
Financial Services	(420)	155	(5,088)	3,034
Government	(272)	46	(3,364)	2,116
Products	(437)	126	(5,034)	3,220
Resources	(321)	104	(3,716)	2,572

Total	$(1,936)	$570	$(22,976)	$14,565

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

Disclosure Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•	Our results of operations are materially affected by economic conditions, levels of business activity and rates of change in the industries we serve.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	Our engagements with clients may not be profitable.

•	If our alliances do not succeed, we may not be successful in implementing our growth strategy.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	The consulting, technology and outsourcing markets are highly competitive and the pace of consolidation, as well as vertical integration, among our competitors continues to increase. As a result, we may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•	We continue to position ourselves to achieve increasing percentages of revenues and growth through outsourcing. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions or, in the case of our BPO businesses, from larger portfolios of clients for whom we provide similar services and solutions utilizing standard operating models. As we continue to accelerate the growth of new outsourcing contracts, we may experience increased pressure on our overall margins during the early stages of these contracts.

•	On certain complex engagements where we partner with others, clients are increasingly demanding that we guarantee the performance of our business partners whom we do not control. New accounting pronouncements may also affect when and how we report revenues associated with certain engagements.

•	We may be named in lawsuits as a result of Arthur Andersen’s current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen firms.

•	Negative publicity about Bermuda companies may lead to new tax or other legislation that could increase our tax burden and may affect our relationships with our clients.

•	We will continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

•	The share price of Accenture Ltd Class A common shares may decline due to the large number of Class A common shares eligible for future sale.

•	We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute shareholders’ ownership in us.

•	We are registered in Bermuda, and a significant portion of our assets is located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

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

     Revenues are driven by the ability of our partners and other senior executives to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis. For the three months ended May 31, 2004, we experienced revenue growth in all major areas in which we operate and in all of our operating groups. Revenues before reimbursements increased 21% and 16% in U.S. dollars for the three and nine months ended May 31, 2004, respectively, from the comparable periods last year. In local currency terms, revenues before reimbursements for the three and nine months ended May 31, 2004 increased 13% and 8%, respectively, from the comparable periods last year. As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. The strengthening of various currencies versus the U.S. dollar has resulted in favorable currency translation and increased our reported revenues, operating expenses and operating income. If the U.S. dollar strengthens against other currencies, the resulting unfavorable currency translation could lower reported U.S. dollar revenues, operating expenses and operating income and result in U.S. dollar revenue growth lower than growth in local currency terms.

     We continue to achieve an increasing percentage of our revenues and growth through business transformation outsourcing, our approach that combines outsourcing with our other capabilities to help clients transform and outsource key processes, applications and infrastructure to improve business performance. For the three and nine months ended May 31, 2004, outsourcing revenues before reimbursements increased 37% and 42%, respectively, in U.S. dollars and 29% and 34%, respectively, in local currency terms compared with the same periods last year. Outsourcing contracts typically have longer contract terms than consulting contracts; may not generate revenues as quickly in the early stages of the contract; and generally have lower gross margins than consulting contracts, particularly in the first year. As our outsourcing business continues to grow, we are seeing an increase in the size, geographic scope and/or delivery complexity of many of our outsourcing contracts. These contracts increasingly have complex pricing models that often tie portions of our fees to achieving improvements in various business metrics. In some cases, portions of our fees are affected by the level of a client’s business activity, which is outside of our control. Often such contracts also have major transformational components or transitional activities, such as hiring large numbers of new employees, the timely implementation of which can have a significant impact on the timing and/or amount of costs incurred and revenues recognized.

     Global economic and political conditions are continuing to cause companies to be cautious about increasing their use of consulting services, but as their profit margins begin to recover and companies return to focusing on improving business performance, we are beginning to see an upturn in demand for our consulting services. For the three months ended May 31, 2004, consulting revenues before reimbursements increased by 13% in U.S. dollars and 5% in local currency terms compared to the third quarter of fiscal 2003. For the nine months ended May 31, 2004, consulting revenues before reimbursements increased by 5% in U.S. dollars and decreased by 3% in local currency terms compared to the nine months ended May 31, 2003. This was the first time in ten quarters that our consulting revenues increased in local currency. Growth of our consulting business continues to be a critical part of our strategy.

     While there are currently no indications of a significant new wave of technology to stimulate spending, the strengthening economic recovery is beginning to affect the patterns of technology investment of many companies. As a result, growth-oriented business initiatives are again competing with cost-cutting strategies. While outsourcing will continue to deliver solid growth to our business, it is likely to grow overall at a slower rate than it has over the past several quarters. These trends will likely be particularly pronounced in our Communications & High Tech and Resources operating groups.

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

     The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services; the chargeability, or utilization, of our client-service workforces; and the level of non-payroll costs associated with the continuing accelerated growth of new outsourcing contracts. Chargeability, or utilization, represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand- recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business.

     Gross margins (revenues less cost of services) for the three and nine months ended May 31, 2004 were 35% and 34%, respectively, of revenues before reimbursements, compared to 36% and 37%, respectively, for the same periods last year. These decreases resulted from the continuing shift in our mix of business toward outsourcing and increased variable compensation expense and were partly offset by lower severance costs and higher consulting margins.

     Our cost-management strategy continues to be to anticipate changes in demand for our services and to identify cost management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services, as operating expenses can be significantly affected by variable compensation and severance costs. We continue to take actions to create a more variable cost structure. While our chargeability levels are at or near all-time highs, we continue to have supply-and-demand and skill-level imbalances in certain industry segments and/or countries.

     We continue to take actions to balance our mix of skills and resources to meet current and projected future demand in each of our markets and will use our global sourcing approach, which includes our network of delivery centers and other capabilities around the world, as part of our cost-effective delivery model. Our headcount increased from approximately 83,000 employees worldwide at August 31, 2003 to approximately 95,000 employees as of May 31, 2004. We hired approximately 25,000 new employees in the first nine months of fiscal 2004 and expect to hire several thousand more during the remainder of the fiscal year to meet this demand. Additionally, we are experiencing a higher attrition rate as global economic conditions continue to improve and the demand for technical talent in certain markets increases. As a result of the substantial numbers of new hires in our workforces, our hiring and training costs may increase. To combat attrition, compensation adjustments will be made in certain markets in order to attract and retain appropriate numbers of employees with the skills necessary to expand our business. Our ability to grow our business could be adversely affected if we do not effectively assimilate these new employees into our workforces. If recent pricing improvements cannot be maintained, these additional costs and compensation adjustments could adversely affect our operating margins.

     As a result of our ongoing cost-management initiatives and the continued shift in our mix of business toward outsourcing, sales and marketing and general and administrative costs decreased as a percentage of revenues before reimbursements to 20% for both the three and nine months ended May 31, 2004, respectively, from 23% and 24% for the three and nine months ended May 31, 2003, respectively. Operating income as a percentage of revenues before reimbursements increased to 15.5% for the three months ended May 31, 2004 from 13.3% for the three months ended May 31, 2003. This increase was due to lower sales and marketing expense and lower general and administrative costs as a percentage of revenues before reimbursements, partly offset by a slight decline in gross margins as described above. Operating income as a percentage of revenues before reimbursements decreased slightly to 13.5% for the nine months ended May 31, 2004, from 13.6% for the nine months ended May 31, 2003. This slight decrease was due to the decline in gross margins as described above and $107 million of restructuring costs relating to real estate consolidation, offset by lower sales and marketing expense and general and administrative costs as a percentage of revenues before reimbursements and by income of $84 million primarily resulting from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

Bookings and Backlog

     New contract bookings for the three months ended May 31, 2004 were $3,393 million, a decrease of $1,785 million, or 34%, from new bookings of $5,178 million for the three months ended May 31, 2003, with consulting bookings decreasing 3%, to $2,151 million, and outsourcing bookings decreasing 58%, to $1,241 million. For the nine months ended May 31, 2004, bookings increased by 30% over bookings for the nine months ended May 31, 2003, with consulting bookings increasing 11% and outsourcing bookings increasing 50%. For the twelve months ended May 31, 2004, bookings increased 31% over bookings for the twelve months ended May 31, 2003, with consulting bookings increasing 14% and outsourcing bookings increasing 49%.

     We provide information regarding our bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, the timing of large bookings can significantly impact the level of bookings in a particular quarter. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. The majority of our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize bookings attributable to these contracts as backlog. Normally, if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, services performed and reimbursable expenses incurred by us through the date of termination.

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

Revenue Recognition

     Our contracts have different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require Accenture to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. In addition, there is a trend to include greater incentives in our contracts related to costs incurred, benefits produced or adherence to schedule that may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable. For technology integration contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. For non-technology integration consulting and outsourcing contracts, revenues relating to such incentive payments are recorded when the contingency is satisfied and when acceptance, where applicable, and delivery of agreed benefits have occurred in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”

     We recognize revenues from technology integration consulting contracts using the percentage-of-completion method pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified.

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

     Revenues for contracts with multiple elements are allocated based on the fair value of the elements. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements. Effective September 1, 2003, we adopted Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” As such, for contracts signed after August 31, 2003, revenues are allocated to each element based on the lesser of fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenue allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenue becomes non-contingent.

Income Taxes

     Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. Our effective tax rate for both the three and nine months ended May 31, 2004 was 34.8% as compared to 32.9% and 36.3% for the three and nine months ended May 31, 2003, respectively. We expect our effective tax rate for fiscal 2004 to be 34.8%.

Variable Compensation

     We record compensation expense for payments to be made in later fiscal periods to our partners and other employees under the variable compensation portions of our overall compensation programs. In fiscal 2004, we increased the variable component of target compensation for larger portions of our global workforce. Determining the amount of expense to recognize as operating expenses for variable compensation at interim and annual reporting dates involves judgment. Expenses accrued for variable compensation are based on actual quarterly and annual operational performance versus plan targets and other factors. Amounts accrued are subject to change in future periods if future performance is below plan targets or is below the performance levels anticipated in prior periods. Management believes it makes reasonable judgments using all significant information available. The liability recorded as of May 31, 2004 for variable compensation was $162 million, of which we expect to pay approximately $9 million in the fourth quarter of fiscal 2004 with the remainder payable in subsequent quarters provided performance targets are met. The following table shows quarterly variable compensation expense (benefit).

	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
(in millions)	2004	2004	2004	2003	2003	2003	2003
Variable Compensation	$93	$64	$(4)	$—	$—	$(6)	$17

     We reversed $4 million of previously accrued variable compensation during the first quarter of fiscal 2004 and accrued $157 million of variable compensation expense during the second and third quarters of fiscal 2004, bringing the year-to-date expense to $153 million, compared with $11 million in the first nine months of fiscal 2003.

Defined Benefit Pension Plans

     In the United States and certain other countries, Accenture maintains and administers defined benefit pension plans. The annual cost of these plans can be significantly affected by changes in assumptions and differences between expected and actual experience. Pension expense was $89 million and $53 million for the first nine months of fiscal 2004 and 2003, respectively. The pension assumptions used to determine annual pension expense for fiscal 2004 and 2003 are as follows:

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

     At the end of fiscal year 2003 we had an under-funded pension obligation of approximately $385 million, of which $298 million related to U.S. plans and $87 million related to non-U.S. plans. During the third quarter of fiscal 2004, Accenture made a cash contribution of $105 million to its U.S. pension plans. With this funding, the fair value of the U.S. plan assets at May 31, 2004 was approximately $463 million, while our U.S. pension obligation was approximately $646 million, resulting in an estimated under-funding of $183 million for the U.S. plans. We are updating our actuarial estimates for all pension plans in the fourth quarter in conjunction with our normal year-end reporting process.

     Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” requires recognition of a minimum pension liability if the fair value of pension assets is less than the accumulated benefit obligation. During fiscal 2003, we recorded a charge to equity of $108 million, representing an adjustment to increase our pension liability by $180 million, net of a tax benefit of $72 million. This charge was included in Accumulated other comprehensive loss in the shareholders’ equity section of our balance sheet. Additional charges to equity may be required in the future depending on future contributions to our pension plans, returns on pension plan assets and interest rates.

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

     The following tables provide revenues for each of these operating groups.

	Three Months Ended		Percentage Increase	Percentage Increase (Decrease)
	May 31,	May 31,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Revenues:
Communications & High Tech	$1,018	$825	23%	17%
Financial Services	753	605	24	15
Government	548	419	31	24
Products	812	679	19	11
Resources	555	511	8	—
Other	1	6	n/m	n/m

Total revenues before reimbursements	3,687	3,045	21%	13%
Reimbursements	363	373

Total	$4,050	$3,418

Revenues as a percentage of total:
Communications & High Tech	25%	24%
Financial Services	19	18
Government	13	12
Products	20	20
Resources	14	15
Other	—	—

Total revenues before reimbursements	91	89
Reimbursements	9	11

Total	100%	100%

	Nine Months Ended		Percentage Increase	Percentage Increase (Decrease)
	May 31,	May 31,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Revenues:
Communications & High Tech	$2,828	$2,442	16%	9%
Financial Services	2,046	1,777	15	6
Government	1,494	1,139	31	25
Products	2,228	1,971	13	5
Resources	1,648	1,462	13	4
Other	6	10	n/m	n/m

Total revenues before reimbursements	10,250	8,801	16%	8%
Reimbursements	1,057	1,134

Total	$11,307	$9,935

Revenues as a percentage of total:
Communications & High Tech	25%	25%
Financial Services	18	18
Government	13	11
Products	20	20
Resources	15	15
Other	—	—

Total revenues before reimbursements	91	89
Reimbursements	9	11

Total	100%	100%

n/m = not meaningful

Geographic Information

     Revenues are attributed to geographic areas based on where client services are supervised.

	Three Months Ended		Percentage Increase	Percentage Increase (Decrease)
	May 31,	May 31,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Revenues:
Americas	$1,637	$1,449	13%	12%
EMEA (1)	1,785	1,401	27	13
Asia/Pacific	265	195	36	23

Total revenues before reimbursements	3,687	3,045	21%	13%
Reimbursements	363	373

Total	$4,050	$3,418

Revenues as a percentage of total:
Americas	40%	42%
EMEA (1)	44	41
Asia/Pacific	7	6

Total revenues before reimbursements	91	89
Reimbursements	9	11

Total	100%	100%

	Nine Months Ended		Percentage Increase	Percentage Increase (Decrease)
	May 31,	May 31,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Revenues:
Americas	$4,630	$4,187	11%	9%
EMEA (1)	4,910	4,021	22	8
Asia/Pacific	710	593	20	8

Total revenues before reimbursements	10,250	8,801	16%	8%
Reimbursements	1,057	1,134

Total	$11,307	$9,935

Revenues as a percentage of total:
Americas	41%	42%
EMEA (1)	43	41
Asia/Pacific	6	6

Total revenues before reimbursements	91	89
Reimbursements	9	11

Total	100%	100%

(1)	EMEA includes Europe, the Middle East and Africa

Revenues by Type of Work

     The following table presents revenues before reimbursements by types of services.

	Three Months Ended		Percentage Increase	Percentage Increase (Decrease)
	May 31,	May 31,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Consulting	$2,327	$2,052	13%	5%
Outsourcing	1,360	993	37	29

Revenues before reimbursements	3,687	3,045	21%	13%
Reimbursements	363	373

Revenues	$4,050	$3,418

     Note: For the three months ended May 31, 2003, $81 million of revenues before reimbursements previously classified as “Other” have been reclassified to “Consulting” or “Outsourcing” type of work to conform to the current presentation.

	Nine Months Ended		Percentage Increase	Percentage Increase (Decrease)
	May 31,	May 31,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Consulting	$6,448	$6,129	5%	(3)%
Outsourcing	3,802	2,672	42	34

Revenues before reimbursements	10,250	8,801	16%	8%
Reimbursements	1,057	1,134

Revenues	$11,307	$9,935

Note:	For the nine months ended May 31, 2003, $229 million of revenues before reimbursements previously classified as “Other” have been reclassified to “Consulting” or “Outsourcing” type of work to conform to the current presentation.

Three Months Ended May 31, 2004 Compared to Three Months Ended May 31, 2003

Revenues

     Revenues for the three months ended May 31, 2004 were $4,050 million, an increase of $632 million, or 18%, over the three months ended May 31, 2003. Revenues before reimbursements for the three months ended May 31, 2004 were $3,687 million, an increase of $642 million, or 21%, over the three months ended May 31, 2003 in U.S. dollars. In local currency terms, revenues before reimbursements for the three months ended May 31, 2004 increased 13% over the three months ended May 31, 2003. These increases reflect strong revenue growth in consulting and outsourcing engagements across most operating groups, as well as favorable currency translation, reflecting the strengthening of the Euro and British pound. We experienced revenue growth in all major areas in which we operate and in all our operating groups.

     Our Communications & High Tech operating group achieved revenues before reimbursements of $1,018 million for the three months ended May 31, 2004, an increase of 23% over the three months ended May 31, 2003, due to revenue growth in our Communications industry group and in North America.

     Our Financial Services operating group achieved revenues before reimbursements of $753 million for the three months ended May 31, 2004, an increase of 24% over the three months ended May 31, 2003. Revenue growth in our Capital Markets and Insurance industry groups, work from clients in the United Kingdom and particularly strong growth in outsourcing engagements contributed to this growth.

     Our Government operating group achieved revenues before reimbursements of $548 million for the three months ended May 31, 2004, an increase of 31% over the three months ended May 31, 2003, reflecting growth across all geographic areas, particularly from U.S. Federal government clients and clients in the United Kingdom and Asia Pacific region.

     Our Products operating group achieved revenues before reimbursements of $812 million for the three months ended May 31, 2004, an increase of 19% over the three months ended May 31, 2003, reflecting revenue growth across all industry groups, particularly in our Retail & Consumer and Pharmaceuticals & Medical Products industry groups.

     Our Resources operating group achieved revenues before reimbursements of $555 million for the three months ended May 31, 2004, an increase of 8% over the three months ended May 31, 2003, as a result of growth across all industry groups, particularly our Utilities and Energy industry groups and Natural Resources, comprised of our Forest Products and Metals and Mining industry groups.

Operating Expenses

     Operating expenses for the three months ended May 31, 2004 were $3,477 million, an increase of $463 million, or 15%, over the three months ended May 31, 2003, and decreased as a percentage of revenues from 88% to 86% over the period. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses decreased from 87% to 84% over this period. This decrease was primarily due to lower sales and marketing expense and general and administrative costs as a percentage of revenues before reimbursements. The strengthening of various currencies against the U.S. dollar also increased reported operating expenses for the three months ended May 31, 2004 compared to the same three-month period last year, partially offsetting corresponding increases in reported revenues.

Cost of Services

     Cost of services was $2,743 million for the three months ended May 31, 2004, an increase of $431 million, or 19%, over the three months ended May 31, 2003, and remained constant as a percentage of revenues at 68%. Cost of services before reimbursable expenses was $2,380 million for the three months ended May 31, 2004, an increase of $441 million, or 23%, over the three months ended May 31, 2003. The strengthening of various currencies against the U.S. dollar contributed to the $441 million increase in cost of services. Cost of services before reimbursable expenses increased slightly as a percentage of revenues before reimbursements from 64% to 65% over this period. Gross margins (revenues less cost of services) in the three months ended May 31, 2004 decreased to 35% of revenues before reimbursements from 36% in the three months ended May 31, 2003.

     The primary drivers of the increase in cost of services and the decrease in total gross margins were the shift in our mix of business toward outsourcing and higher variable compensation expense, partly offset by lower severance costs and higher consulting margins. The improvement in our consulting gross margins was due to an increase in workdays over last year’s quarter and to modest pricing improvements.

Sales and Marketing

     Sales and marketing expense was $391 million for the three months ended May 31, 2004, an increase of $28 million, or 8%, over the three months ended May 31, 2003, and decreased as a percentage of revenues before reimbursements from 12% to 11% over this period. Key drivers of the increase in sales and marketing expense were variable compensation, an increase in market development activities, as well as the effect of currency translation, partly offset by lower business development costs.

General and Administrative Costs

     General and administrative costs were $341 million for the three months ended May 31, 2004, an increase of $1 million over the three months ended May 31, 2003, and decreased as a percentage of revenues before reimbursements from 11% to 9%. The slight increase in costs includes a $17 million increase in business protection costs and the effect of currency translation, partly offset by a $15 million decrease in geographic facility and technology costs.

Operating Income

     Operating income was $573 million for the three months ended May 31, 2004, an increase of $169 million, or 42%, over the three months ended May 31, 2003. Operating income increased as a percentage of revenues before reimbursements from 13.3% to 15.5% over this period. The $169 million increase reflects increases in operating income of $79 million,

$36 million, $25 million, $25 million and $4 million in our Communications & High Tech, Financial Services, Government, Products and Resources operating groups, respectively, resulting from increases in revenues before reimbursements across all operating groups. The increase in Communications & High Tech operating income also reflects cost-containment efforts and improved profitability on consulting engagements. The increase in Financial Services also reflects lower severance costs and cost-containment efforts. The increases in revenues before reimbursements in the Government and Product operating groups were partly offset by lower margins resulting from the shift in type of work from consulting to outsourcing. The increase in Resources’ operating income was also due to higher chargeability and savings from cost-management initiatives.

Other Income (Expense)

     Other expense for the three months ended May 31, 2004 was $19 million, which primarily consists of foreign currency losses resulting from the Euro and British pound strengthening against the U.S. dollar.

Provision for Taxes

     The effective tax rate for the three months ended May 31, 2004 was 34.8%. We expect our effective tax rate for fiscal 2004 to be 34.8%. The decrease in reorganization liabilities during the three months ended November 30, 2003 reduced the 2004 projected annual effective tax rate by 1.8 percentage points. The decrease in reorganization liabilities has the effect of increasing pre-tax income in fiscal 2004 without a corresponding increase in the provision for income taxes.

     The effective tax rate for the three months ended May 31, 2003 was 32.9%. This rate includes the effect of the reduction in the projected 2003 annual effective tax rate from 38.0% to 36.3% primarily as a result of the reversal of previously accrued taxes upon favorable settlement of certain prior-year non-U.S. income tax liabilities. The actual effective tax rate for the fiscal year ended August 31, 2003 was 35.1%. The 2003 annual effective tax rate declined from 36.3% to 35.1% as a result of lower-than-estimated non-U.S. withholding tax requirements.

Minority Interest

     Minority interest was $158 million for the three months ended May 31, 2004, an increase of $14 million, or 9%, over the three months ended May 31, 2003, due to higher income before minority interest, largely offset by a reduction in the minority’s average ownership interests from 52% during the third quarter of fiscal 2003 to 43% during the third quarter of fiscal 2004.

Earnings Per Share

     Diluted earnings per share were $0.37 for the three months ended May 31, 2004, compared with $0.28 for the three months ended May 31, 2003. The increase was primarily due to higher operating income.

Nine Months Ended May 31, 2004 Compared to Nine Months Ended May 31, 2003

Revenues

     Revenues for the nine months ended May 31, 2004 were $11,307 million, an increase of $1,372 million, or 14%, over the nine months ended May 31, 2003. Revenues before reimbursements for the nine months ended May 31, 2004 were $10,250 million, an increase of $1,449 million, or 16%, over the nine months ended May 31, 2003 in U.S. dollars. In local currency terms, revenues before reimbursements for the nine months ended May 31, 2004 increased 8% over the nine months ended May 31, 2003. These increases reflect strong revenue growth in both consulting and outsourcing engagements across most of our operating groups, as well as favorable currency translation, primarily reflecting the strengthening of the Euro and the British pound.

     Our Communications & High Tech operating group achieved revenues before reimbursements of $2,828 million for the nine months ended May 31, 2004, an increase of 16% over the nine months ended May 31, 2003, reflecting growth across all geographic areas and in our Communications industry group.

     Our Financial Services operating group achieved revenues before reimbursements of $2,046 million for the nine months ended May 31, 2004, an increase of 15% over the nine months ended May 31, 2003. Revenue growth in our Capital Markets industry group and work for clients in the United Kingdom contributed to this growth.

     Our Government operating group achieved revenues before reimbursements of $1,494 million for the nine months ended May 31, 2004, an increase of 31% over the nine months ended May 31, 2003, reflecting growth across all geographic areas, particularly from U.S. Federal government clients, and clients in the United Kingdom and Asia Pacific region.

     Our Products operating group achieved revenues before reimbursements of $2,228 million for the nine months ended May 31, 2004, an increase of 13% over the nine months ended May 31, 2003, as a result of growth across most industry groups, partly offset by a slight decrease in our Transportation & Travel Services industry group.

     Our Resources operating group achieved revenues before reimbursements of $1,648 million for the nine months ended May 31, 2004, an increase of 13% over the nine months ended May 31, 2003, as strong growth in outsourcing and favorable currency translation more than offset a slight decrease in our consulting revenues. Growth in our Utilities and Energy industry groups more than offset declines in our Chemicals industry group.

Operating Expenses

     Operating expenses for the nine months ended May 31, 2004 were $9,919 million, an increase of $1,186 million, or 14%, over the nine months ended May 31, 2003, and remained constant as a percentage of revenues at 88%. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses remained constant at 86%. For the nine months ended May 31, 2004, operating expenses included restructuring costs of $107 million relating to the Company’s global consolidation of office space and a benefit of $84 million primarily resulting from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. The restructuring cost of $107 million and reorganization benefit of $84 million increased operating expenses before reimbursable expenses as a percentage of revenues before reimbursements by 0.2 percentage points. The strengthening of various currencies against the U.S. dollar increased reported operating expenses for the nine months ended May 31, 2004 compared to the same nine-month period last year, partially offsetting corresponding increases in reported revenues.

Cost of Services

     Cost of services was $7,800 million for the nine months ended May 31, 2004, an increase of $1,136 million, or 17%, over the nine months ended May 31, 2003, and increased as a percentage of revenues from 67% to 69% over this period. Cost of services before reimbursable expenses was $6,743 million for the nine months ended May 31, 2004, an increase of $1,213 million, or 22%, over the nine months ended May 31, 2003. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements from 63% to 66% over this period. The primary drivers of the increase in cost of services were the shift in our mix of business toward outsourcing and higher variable compensation expense. The strengthening of various currencies against the U.S. dollar contributed to the $1,213 million increase.

     Gross margins (revenues less cost of services) in the nine months ended May 31, 2004 decreased to 34% of revenues before reimbursements from 37% in the nine months ended May 31, 2003. This decrease resulted from the continuing shift in our mix of business toward outsourcing; ongoing pricing pressures; and increased variable compensation expense.

Sales and Marketing

     Sales and marketing expense was $1,100 million for the nine months ended May 31, 2004, an increase of $12 million, or 1%, over the nine months ended May 31, 2003, and decreased as a percentage of revenues before reimbursements from 12% to 11% over this period. Key drivers of the increase were an increase in market development activities, variable compensation, higher advertising costs and the effect of currency translation, largely offset by lower business development costs.

General and Administrative Costs

     General and administrative costs were $996 million for the nine months ended May 31, 2004, unchanged from the nine months ended May 31, 2003, and decreased as a percentage of revenues before reimbursements from 11% to 10% over this period. Decreases of $17 million in geographic facility and technology costs and $16 million in technology initiatives were offset by a $41 million increase in business protection costs as well as the effect of currency translation.

Restructuring and Reorganization Costs (Benefit)

     During the nine months ended May 31, 2004, we recorded restructuring costs of $107 million relating to our global consolidation of office space, primarily in the United States and the United Kingdom. These costs include losses on operating leases and writedowns of related assets such as leasehold improvements resulting from abandoned office space. During this same period, the Company recorded income of $84 million primarily resulting from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

     During the nine months ended May 31, 2003, we recorded a benefit of $15 million resulting primarily from a decrease in certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

Operating Income

     Operating income was $1,388 million for the nine months ended May 31, 2004, an increase of $187 million, or 16%, over the nine months ended May 31, 2003. Operating income decreased slightly as a percentage of revenues before reimbursements from 13.6% to 13.5% over this period. For the nine months ended May 31, 2004, operating income included restructuring costs of $107 million and a reorganization benefit of $84 million as discussed above, which reduced operating income as a percentage of revenues before reimbursements by 0.2 percentage points. Lower gross margins and higher variable compensation expense offset savings in sales and marketing, general and administrative costs, and favorable currency translation due to strengthening of various currencies against the U.S. dollar.

     Operating income for each of the operating groups is as follows (in millions):

	Nine Months Ended
	May 31,	May 31,	Increase
Operating Income	2004	2003	(Decrease)
Communications & High Tech	$280	$250	$30
Financial Services	272	244	28
Government	248	206	42
Products	371	346	25
Resources	217	155	62

Total	$1,388	$1,201	$187

     Restructuring costs and reorganization benefit for the nine months ended May 31, 2004 and 2003 were allocated to the operating groups, affecting their operating income by the following amounts (in millions):

	Nine Months Ended
	May 31,	May 31,	Increase
Increase (Decrease) to Operating Income	2004	2003	(Decrease)
Communications & High Tech	$(6)	$4	$10
Financial Services	(5)	3	8
Government	(3)	2	5
Products	(5)	3	8
Resources	(4)	3	7

Total	$(23)	$15	$38

     Excluding the restructuring costs and reorganization benefit, operating income for the nine months ended May 31, 2004 would have increased by $225 million over the nine months ended May 31, 2003. This $225 million increase reflects increases of $40 million, $36 million, $47 million, $33 million and $69 million in the Communications & High Tech, Financial Services, Government, Products, and Resources operating groups, respectively. The increases in Communications & High Tech and Financial Services operating income were driven by a 16% and 15%, respectively, increase in revenues before reimbursements, as well as savings from cost-management initiatives. Government operating income increased primarily due to a 31% increase in revenues before reimbursements, partly offset by higher business development costs in support of large contracts. Products operating income increased primarily due to a 13% increase in revenues before reimbursements, partly offset by lower gross margins, reflecting the shift in the mix of our business toward outsourcing. The increase in Resources operating income was driven by a 13% increase in revenues before reimbursements, improved chargeability and savings from cost-management initiatives.

Other Income (Expense)

     Other income for the nine months ended May 31, 2004 was $1 million, a decrease of $25 million, or 98%, from the nine months ended May 31, 2003, resulting from lower currency exchange gains.

Provision for Taxes

     The effective tax rate for the nine months ended May 31, 2004 was 34.8%. We expect our effective tax rate for fiscal 2004 to be 34.8%. The decrease in reorganization liabilities during the nine months ended May 31, 2004 reduced the 2004 annual effective tax rate by 1.8 percentage points. The decrease in reorganization liabilities has the effect of increasing pre-tax income in fiscal 2004 without a corresponding increase in the provision for income taxes.

     The effective tax rate for the nine months ended May 31, 2003 was 36.3%, while the effective tax rate for the fiscal year ended August 31, 2003 was 35.1%. The 2003 rate declined from 36.3% to 35.1% as a result of lower-than-estimated non-U.S. withholding tax requirements.

     The decrease from 36.3% for the nine months ended May 31, 2003 to 34.8% for the nine months ended May 31, 2004 resulted from the tax effect of the reduction in reorganization liabilities and a reduction of prior-year income tax liabilities as a result of a favorable settlement of a non-U.S. tax audit in fiscal 2004.

Minority Interest

     Minority interest was $416 million for the nine months ended May 31, 2004, a decrease of $2 million, or 1%, from the nine months ended May 31, 2003, due to a reduction in the minority’s average ownership interests from 53% during the nine months ended May 31, 2003 to 45% during the nine months ended May 31, 2004, largely offset by higher income before minority interests.

Earnings Per Share

     Diluted earnings per share were $0.92 for the nine months ended May 31, 2004, compared with $0.80 for the nine months ended May 31, 2003. The increase was primarily due to higher operating income. For the nine months ended May 31, 2004, the restructuring costs relating to our global consolidation of office space had the effect of reducing diluted earnings per share by $0.07 and the reorganization had the effect of increasing diluted earnings per share by $0.08. For the nine months ended May 31, 2003, reorganization benefit had the effect of increasing diluted earnings per share by $0.01.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flows from operations, debt capacity available under various credit facilities, and available cash reserves. Cash flow generated by operating activities for the nine months ended May 31, 2004 totaled $1,363 million. At May 31, 2004, cash and cash equivalents totaled $3,515 million, while total debt was $60 million. After giving effect to our use of the proceeds on June 3, 2004 from the April 29, 2004 offering of Accenture Ltd Class A common shares, cash and cash equivalents combined with $608 million of liquid fixed-income securities, which were classified as investments on our Consolidated Balance Sheet, totaled $3,135 million at May 31, 2004. We may also raise additional funds through public or private debt or equity financings in order to:

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

     Net cash provided by operating activities was $1,363 million for the nine months ended May 31, 2004, an increase of $284 million over the nine months ended May 31, 2003. This increase was primarily attributable to an increase in accrued payroll and related benefits, which was partly offset by a $120 million increase in net client balances (receivables, unbilled services and deferred revenues combined).

     Net cash used in investing activities was $798 million for the nine months ended May 31, 2004, an increase of $776 million over the nine months ended May 31, 2003. The increase was primarily due to purchases of marketable securities and increased capital spending on property and equipment.

     Net cash provided by financing activities was $592 million for the nine months ended May 31, 2004, as compared to net cash used in financing activities of $456 million for the nine months ended May 31, 2003. Net cash provided by financing activities includes $988 million of proceeds from a secondary offering, which was subsequently disbursed on June 3, 2004 to redeem Accenture SCA Class I common shares.

     As of May 31, 2004, we had two $537.5 million syndicated facilities, including one 364-day facility and one three-year facility, providing unsecured, revolving borrowing capacity for general working capital purposes, including, in the case of the three-year facility, the issuance of letters of credit on behalf of Accenture affiliates. Financing was provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing was available. These facilities required us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We continue to be in compliance with these terms. As of May 31, 2004, we had no borrowings under either facility and $86 million in letters of credit outstanding under the three-year facility.

     On June 18, 2004, we replaced the two existing $537.5 million syndicated loan facilities with a single five-year, $1,500 million facility, with terms and conditions similar to those in the previous arrangements. All letters of credit outstanding under the prior three-year facility were incorporated into the new facility.

     We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of May 31, 2004, these facilities provided for up to $251 million of local currency financing in countries where we cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of May 31, 2004, amounts available under these facilities totaled $216 million. At May 31, 2004, we had $37 million outstanding under these various facilities and $9 million of other short-term borrowings. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

     During the nine months ended May 31, 2004 and 2003, we invested $180 million and $134 million, respectively, in capital expenditures, primarily for technology assets, furniture and equipment, and leasehold improvements to support our operations. We expect that our capital expenditures will be in the range of $300 million to $350 million in fiscal 2004.

     In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of May 31, 2004 and August 31, 2003, $417 million and $336 million were outstanding for 38 and 35 clients, respectively. As of May 31, 2004 and August 31, 2003, $245 million and $203 million, respectively, were included in current unbilled services and $172 million and $133 million, respectively, were included in non-current unbilled services on our Consolidated Balance Sheet.

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

     In a series of open-market purchases during the three and nine months ended May 31, 2004, the SECT and its predecessor trust acquired 1,800,000 and 7,113,050 Accenture Ltd Class A common shares, respectively, at aggregate purchase prices of $44 million and $166 million, respectively, for use in conjunction with employee equity awards. At May 31, 2004, the SECT had $66 million of previously authorized contributions available for share purchases.

Share Management Plan and RSU Sell Back Program Transactions

     During the three and nine months ended May 31, 2004, Accenture purchased 68,635 and 408,648, respectively, Accenture Ltd Class A common shares delivered pursuant to restricted share units for approximately $2 million and $10 million, respectively.

     At May 31, 2004, the amount available for future share redemptions and purchases by Accenture under the Share Management Plan and RSU Sell Back Program was $402 million.

     On May 4, 2004, as part of its Share Management Plan, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 35,761,232 such shares newly issued by Accenture Ltd and 14,238,768 of such shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $23.50 per share and the price net of the underwriters’ discount of 2.8% was $22.84. Accenture Ltd received $817 million as the result of the issuance of 35,761,232 shares newly issued by Accenture Ltd. On May 4, 2004, the underwriters, in connection with the underwritten public offering, exercised their option to purchase an additional 7,500,000 newly issued Class A common shares at the same price per share. On May 4, 2004, Accenture Ltd received $171 million as a result of the issuance of the additional 7,500,000 newly issued shares. Accenture Ltd remitted proceeds from the offering to Accenture SCA in exchange for Accenture SCA Class I common shares. As a result of these transactions, Accenture Ltd’s ownership interest in Accenture SCA increased from 55% to 57%. All proceeds from the secondary offering that concluded on May 4, 2004, and exercise of the related underwriters’ option, as well as $57 million of the $600 million previously authorized for acquisitions from partners, former partners and their permitted transferees, were used to redeem or purchase Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares on June 3, 2004. For further discussion on the Accenture SCA tender offer see “Subsequent Event” section below.

Other Redemptions and Purchases

     Additionally, we continue to redeem or purchase certain Accenture SCA Class I common shares in isolated transactions conducted outside of our Share Management Plan in accordance with the redemption provisions applicable to the Accenture SCA Class I common shares pursuant to their terms or in purchase transactions on comparable terms. These transactions do not require further approval by the Accenture Ltd board of directors, and funds used in these transactions do not reduce other specific authorizations made by the Accenture Ltd board of directors for various share purchase or reduction activities. To date, these transactions have consisted primarily of redemptions or purchases of shares held by the beneficiaries and estates of deceased partners and former partners and, to a lesser extent, by charitable foundations. During the three and nine months ended May 31, 2004, $15 million and $56 million, respectively, was used for these purposes.

Subsequent Event

     On June 30, 2004, Accenture SCA and one of its controlled subsidiaries redeemed or purchased an aggregate of 845,087,451 Accenture SCA Class I common shares at a price of $23.50 per share less transaction fees as a result of a tender offer made to Accenture SCA Class I shareholders on April 29, 2004. At the same time, a subsidiary of Accenture SCA purchased 654,344 Accenture Canada Holdings Inc. exchangeable shares at a price of $23.50 per share less transaction fees. The total cash outlay for these transactions was $1,075 million. As a result of this transaction, Accenture Ltd’s ownership interest in Accenture SCA increased from 57% to 60%.

Obligations and Commitments

     As of May 31, 2004, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
		Less than
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Long-term debt	$15	$12	$3	$—	$—
Operating leases	2,043	229	389	313	1,112
Training facility services agreement	74	32	40	2	—
Retirement obligations (1)	307	32	72	39	164
Other purchase commitments (2)	1,693	1,226	371	84	12

Total	$4,132	$1,531	$875	$438	$1,288

1)	This represents projected payments under our Basic Retirement Benefit and Early Retirement Plans. Both of these plans are unfunded and as such we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.

2)	Other purchase commitments include a $958 million commitment to redeem or purchase Accenture SCA Class I common shares pursuant to a tender offer made on April 29, 2004 that closed on June 3, 2004. Other purchase commitments also include, among other things, information technology, software support and maintenance obligations as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements

     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to the client. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture’s obligations for the performance of others is not expressly specified. As of May 31, 2004, Accenture estimates it had assumed an aggregate potential liability of approximately $404 million to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $40 million if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties. In some of these contracts, the guarantee is contractually given to the client by one of the other parties providing services to the client. In the event of Accenture’s performance default, Accenture could be responsible for repayment to the other party. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph; and we believe that, if we were to incur a loss in the future in connection with any one of these arrangements, such a loss should not have a material effect on Accenture’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2003, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of Accenture Ltd’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. During the nine months ended May 31, 2004, there were no material changes in our market risk exposure.

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

     There has been no change in Accenture Ltd’s internal control over financial reporting that occurred during the three months ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, Accenture Ltd’s internal control over financial reporting.

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

ITEM 2. REPURCHASES OF COMMON STOCK

     The following table provides information relating to the Company’s purchase of common shares for the third quarter of fiscal 2004. For further discussion of the Company’s share purchase activity, including the purchase and redemption of Accenture SCA Class I common shares by the Company’s subsidiaries, see “Liquidity and Capital Resources” in Management’s Discussion and Analysis within this Quarterly Report on Form 10-Q.

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
March 1, 2004 - March 31, 2004
Class A common shares	70	$25.08	—	$262,371
Class X common shares	13,945,196	$0.0000225	—
April 1, 2004 – April 30, 2004
Class A common shares	1,453,336	$24.75	1,054,582	$235,930
Class X common shares	596,584	$0.0000225	—
May 1, 2004 – May 31, 2004
Class A common shares	1,685,606	$24.11	814,053	$216,213
Class X common shares	—	$0.0000225	—
Total
Class A common shares (1)(2)(3)(4)	3,139,012	$24.40	1,868,635
Class X common shares (5).	14,541,780	$0.0000225	—

(1)	During the third fiscal quarter, Accenture purchased 766,856 Class A common shares in transactions unrelated to publicly announced share purchase programs. These unrelated transactions consist of the acquisition of Class A Common Shares from employees via share withholding for payroll taxes obligations due from employees and former employees in connection with the delivery of Class A Common Shares under the Company’s various employee equity share plans.

(2)	During the third fiscal quarter, a subsidiary of Accenture Ltd purchased 503,521 Class A Common Shares from an Accenture affiliate in a private transaction unrelated to a publicly announced share purchase program. The transaction was made in conjunction with Accenture Ltd’s employee equity compensation programs.

(3)	Since April, 2002, the Company’s Board of Directors has authorized and periodically affirmed a publicly announced share purchase program, undertaken by the Accenture Share Employee Compensation Trust (“SECT”), the SECT’s predecessor and other affiliates of the Company for purposes of acquiring Accenture Ltd Class A common shares in open-market purchases. As of the reporting date an aggregate amount of $600 million has been authorized by the Board of Accenture Ltd for repurchases. At May 31, 2004, the SECT had $66 million of previously authorized contributions available for share repurchases. The SECT provides shares for select Accenture employee benefits, such as equity awards to future partners and employees. The SECT purchases shares on the open market from time to time, depending on market conditions. The purchase program does not have an expiration date.

(4)	Since July, 2002, the Company’s Board of Directors has authorized an aggregate amount of $1.2 billion for acquisitions of shares of the Company and certain of its subsidiaries held by partners, former partners, and their permitted transferees and for acquisition of certain Accenture Ltd Class A Common Shares awarded to employees pursuant to restricted share units issued in connection with our public offering. Amounts reflected above include amounts expended to acquire Accenture Ltd Class A Common Shares awarded to employees pursuant to these restricted share units. These purchases are not made on the open market and this program does not have an expiration date.

(5)	During the third fiscal quarter, the Company redeemed 14,541,780 Class X Common Shares in accordance with its Bye-laws. Class X shares are redeemable at their par value of $0.0000225 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index:

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

     During the quarter ended May 31, 2004, the following reports on Form 8-K were filed by the Registrant:

     Current Report on Form 8-K dated April 8, 2004, with respect to the Registrant’s announcement that William D. Green will become the company’s new chief executive officer effective September 1, 2004.

     Current Report on Form 8-K and Form 8-KA, each dated April 23, 2004, with respect to the Registrant’s announcement that it planned a public offering of approximately 50 million of its Class A common shares, and the expected participation of certain of its executives in connection with such offering.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on July 9, 2004 by the undersigned, thereunto duly authorized.

Accenture Ltd
By:	/s/ HARRY L. YOU
Harry L. You
Chief Financial Officer of Accenture Ltd (principal financial and accounting officer)