Form 10-Q
period 2004-11-30
ACCENTURE LTD
filed 2005-01-10
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-16565

ACCENTURE LTD

(Exact name of Registrant as specified in its charter)

Bermuda	98-0341111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Canon’s Court
22 Victoria Street
Hamilton HM 12, Bermuda
(Address of principal executive offices)

(441) 296-8262
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [x] No [  ]

     The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of December 31, 2004 was 577,714,575 (which number does not include 17,746,626 issued shares held by subsidiaries of the Registrant). The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of December 31, 2004 was 361,762,016.

ACCENTURE LTD

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

November 30, 2004 and August 31, 2004
(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2004	August 31,
	(Unaudited)	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,273,522	$2,552,958
Short-term investments	591,714	285,288
Receivables from clients, net of allowances of $41,794 and $40,687	1,825,284	1,662,211
Unbilled services	1,489,075	1,049,870
Deferred income taxes, net	109,201	105,636
Other current assets	624,692	556,053

Total current assets	6,913,488	6,212,016

NON-CURRENT ASSETS:
Unbilled services	260,062	211,705
Investments	392,595	340,121
Property and equipment, net of accumulated depreciation of $1,276,356 and $1,219,500	656,526	643,946
Goodwill	230,109	214,482
Deferred income taxes, net	317,278	309,045
Other non-current assets	142,163	136,991

Total non-current assets	1,998,733	1,856,290

TOTAL ASSETS	$8,912,221	$8,068,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$26,765	$20,103
Current portion of long-term debt	11,725	11,612
Accounts payable	733,112	523,931
Deferred revenues	982,407	980,461
Accrued payroll and related benefits	1,412,645	1,508,126
Income taxes payable	904,203	795,948
Deferred income taxes, net	47,020	42,744
Other accrued liabilities	648,828	610,686

Total current liabilities	4,766,705	4,493,611

NON-CURRENT LIABILITIES:
Long-term debt	1,508	2,161
Retirement obligation	559,696	532,307
Deferred income taxes, net	22,416	18,769
Other non-current liabilities	697,344	608,689

Total non-current liabilities	1,280,964	1,161,926

MINORITY INTEREST	1,109,859	940,963
SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 594,981,170 and 591,496,780 shares issued as of November 30, 2004 and August 31, 2004, respectively	13	13
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 365,224,882 and 365,324,882 shares issued and outstanding as of November 30, 2004 and August 31, 2004, respectively	8	9
Restricted share units (related to Class A common shares) 32,397,602 and 28,278,704 units issued and outstanding as of November 30, 2004 and August 31, 2004, respectively	589,049	475,240
Deferred compensation	(254,145)	(150,777)
Additional paid-in capital	1,667,529	1,643,652
Treasury shares, at cost, 3,667,580 and 6,098,122 shares at November 30, 2004 and August 31, 2004, respectively	(92,335)	(132,313)
Treasury shares owned by Accenture Ltd Share Employee Compensation Trust, at cost, 14,395,050 and 13,120,050 shares at November 30, 2004 and August 31, 2004, respectively	(327,375)	(296,894)
Retained earnings	242,593	46,636
Accumulated other comprehensive loss	(70,644)	(113,760)

Total shareholders’ equity	1,754,693	1,471,806

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,912,221	$8,068,306

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended November 30, 2004 and 2003
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2004	2003
REVENUES:
Revenues before reimbursements	$3,730,355	$3,261,585
Reimbursements	341,017	312,903

Revenues	4,071,372	3,574,488
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	2,500,439	2,150,890
Reimbursable expenses	341,017	312,903

Cost of services	2,841,456	2,463,793
Sales and marketing	360,943	350,597
General and administrative costs	403,815	339,356
Reorganization costs (benefits)	7,008	(86,398)

Total operating expenses	3,613,222	3,067,348

OPERATING INCOME	458,150	507,140
Gain on investments, net	14,540	498
Interest income	20,121	10,423
Interest expense	(6,316)	(5,751)
Other income (expense)	(2,327)	1,526
Equity in losses of affiliates	—	(686)

INCOME BEFORE INCOME TAXES	484,168	513,150
Provision for income taxes	164,617	178,576

INCOME BEFORE MINORITY INTEREST	319,551	334,574
Minority interest	(123,278)	(160,234)

NET INCOME	$196,273	$174,340

Weighted Average Class A Common Shares:
Basic	590,029,649	519,417,011
Diluted	980,298,997	1,019,952,588
Earnings Per Class A Common Share:
Basic	$0.33	$0.34
Diluted	$0.32	$0.33

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Three Months Ended November 30, 2004
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

		Class A		Class X		Restricted
		Common		Common		Share Units				Treasury		Treasury			Accumulated
		Shares		Shares		Common Shares				Shares		Shares—SECT			Other
								Deferred	Additional					Retained	Compre-
	Preferred		No.		No.		No.	Compen-	Paid-in		No.		No.	Earnings	hensive
	Shares	$	Shares	$	Shares	$	Shares	sation	Capital	$	Shares	$	Shares	(Deficit)	Income (Loss)	Total
Balance at August 30, 2004	$—	$13	591,497	$9	365,325	$475,240	28,279	$(150,777)	$1,643,652	$(132,313)	(6,098)	$(296,894)	(13,120)	$46,636	$(113,760)	$1,471,806
Comprehensive income
Net income														196,273		196,273
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of reclassification adjustments															(1,877)	(1,877)
Foreign currency translation adjustments															44,993	44,993

Other comprehensive income (loss)															43,116

Comprehensive income																239,389
Income tax benefit on stock-based compensation plans									4,720							4,720
Purchase of common shares			(127)						(3,100)	(5,180)	(200)	(30,481)	(1,275)			(38,761)
Stock-based compensation expense								18,072								18,072
Purchase/redemption of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares				(1)	(100)				(367)							(368)
Issuance of Class A common shares:
Employee share purchase plan			2,065						46,580	27,819	1,622					74,399
Employee stock options			1,224						16,358	15,017	863			(551)		30,824
Restricted share units			322			113,809	4,119	(121,440)	5,074	2,322	145			235		–
Minority interest									(45,388)							(45,388)

Balance at November 30, 2004	$—	$13	594,981	$8	365,225	$589,049	32,398	$(254,145)	$1,667,529	$(92,335)	(3,668)	$(327,375)	(14,395)	$242,593	$(70,644)	$1,754,693

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

CONSOLIDATED CASH FLOWS STATEMENTS

For the Three Months Ended November 30, 2004 and 2003
(In thousands of U.S. dollars)
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196,273	$174,340
Adjustments to reconcile net income to net cash (used in) provided by operating activities —
Depreciation and amortization	52,935	62,709
Reorganization costs (benefits)	7,008	(86,398)
Gains on investments, net	(14,540)	(498)
Losses on disposal of property and equipment, net	1,791	1,805
Stock-based compensation expense	18,072	14,437
Deferred income taxes, net	(2,036)	(4,443)
Minority interest	123,278	160,234
Other items, net	4,927	833
Change in assets and liabilities —
Increase in receivables from clients, net	(73,755)	(46,721)
Increase in other current assets	(39,438)	(48,229)
Increase in unbilled services, current and non-current	(408,733)	(175,759)
Increase in other non-current assets	(9,178)	(12,094)
Increase (decrease) in accounts payable	174,868	(82,018)
Decrease in deferred revenues	(87,347)	(27,005)
(Decrease) increase in accrued payroll and related benefits	(165,480)	71,007
Increase in income taxes payable	99,372	118,508
Increase (decrease) in other accrued liabilities	5,870	(1,776)
Increase in other non-current liabilities	55,230	8,665

Net cash (used in) provided by operating activities	(60,883)	127,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investments	169,567	5,535
Purchases of available-for-sale investments	(507,596)	—
Proceeds from sales of property and equipment	959	2,241
Purchases of property and equipment	(54,897)	(46,738)
Purchases of businesses and investments, net of cash acquired	—	(6,131)

Net cash used in investing activities	(391,967)	(45,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of retirement benefits to former pre-incorporation partners	(2,284)	(1,710)
Proceeds from issuance of common shares	105,223	1,549,882
Purchase of common shares	(39,129)	(1,721,351)
Proceeds from issuance of long-term debt	499	481
Repayments of long-term debt	(1,197)	(1,116)
Proceeds from issuance of short-term bank borrowings	17,217	27,713
Repayments of short-term bank borrowings	(11,427)	(36,823)
Decrease in restricted cash of Accenture Share Employee Compensation Trust	—	78,923

Net cash provided by (used in) financing activities	68,902	(104,001)
Effect of exchange rate changes on cash and cash equivalents	104,512	18,987

NET DECREASE IN CASH AND CASH EQUIVALENTS	(279,436)	(2,510)
CASH AND CASH EQUIVALENTS, beginning of period	2,552,958	2,332,161

CASH AND CASH EQUIVALENTS, end of period	$2,273,522	$2,329,651

The accompanying notes are an integral part of these financial statements.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together, “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 5, 2004. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. PRO FORMA IMPACT OF EMPLOYEE STOCK OPTIONS AND SHARE PURCHASE PLANS

     Accenture follows the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its employee stock options and share purchase rights. Accordingly, no compensation expense is recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee share incentive plan and through its employee share purchase plan; however, compensation expense is recognized in connection with the issuance of restricted share units granted under the Company’s share incentive plan. Beginning September 1, 2005, Accenture will be required to record compensation cost for its employee stock options and share purchase rights as result of a revision to SFAS No. 123 issued in December 2004. Had compensation cost for employee stock options granted under the Company’s share incentive plan and employee share purchase rights under its share purchase plan been determined based on fair value at the grant date consistent with SFAS No. 123, Accounting for Stock-Based Compensation, with stock options expensed using the accelerated expense attribution method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	November 30,
	2004	2003
Net income as reported	$196,273	$174,340
Add: Stock-based compensation expense already included in net income as reported, net of tax and minority interest	10,385	6,834
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(24,010)	(21,227)

Subtotal	(13,625)	(14,393)

Pro forma income	$182,648	$159,947

Basic earnings per Class A common share:
As reported	$0.33	$0.34
Pro forma	$0.31	$0.31
Diluted earnings per Class A common share:
As reported	$0.32	$0.33
Pro forma	$0.30	$0.30

3. EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Three Months Ended
	November 30, 2004		November 30, 2003
	Basic	Diluted	Basic	Diluted
Net income available for Class A common shareholders	$196,273	$196,273	$174,340	$174,340
Minority interest(1)	—	121,681	—	160,158

Net income for per share calculation	$196,273	$317,954	$174,340	$334,498

Basic weighted average Class A common shares	590,029,649	590,029,649	519,417,011	519,417,011
Class A common shares issuable upon redemption of minority interest(1)	—	365,733,081	—	477,164,437
Employee compensation related to Class A common shares	—	24,401,184	—	23,302,148
Employee share purchase plan related to Class A common shares	—	135,083	—	68,992

Weighted average Class A common shares	590,029,649	980,298,997	519,417,011	1,019,952,588

Earnings per share	$0.33	$0.32	$0.34	$0.33

(1)	Accenture Ltd Class A common shares issuable upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not held by Accenture.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. RESTRUCTURING AND REORGANIZATION COSTS (BENEFITS)

Restructuring

     In fiscal 2002, Accenture recognized restructuring costs of $110,524 (“Fiscal 2002 Restructuring”) related to a global consolidation of office space, consisting of $67,112 to consolidate various locations and $43,412 to abandon the related fixed assets. In the second quarter of fiscal 2004, Accenture recognized restructuring costs of $107,256 (“Fiscal 2004 Restructuring”), primarily in the United States and the United Kingdom, consisting of $89,331 to consolidate various locations and $17,925 to abandon the related fixed assets.

     The Company’s restructuring activity for the period is as follows:

	Three months ended
	November 30, 2004
	Fiscal 2004	Fiscal 2002
	Restructuring	Restructuring
Restructuring liability balance as of August 31, 2004	$78,756	$24,005
Payments made	(2,892)	(2,990)
Other(1)	2,520	670

Restructuring liability balance as of November 30, 2004	78,384	21,685
Less: Amount classified as other accrued liabilities	16,857	8,034

Amount classified as other non-current liabilities	$61,527	$13,651

(1)	Other represents foreign currency translation, imputed interest and immaterial changes in lease estimates.

     The recorded liabilities represent the net present value of the estimated remaining obligations related to existing operating leases.

Reorganization

     In fiscal 2001, Accenture recognized a reorganization liability in connection with its transition to a corporate structure. The Company’s reorganization activity for the period is as follows:

	Three months ended
	November 30,
	2004	2003
Reorganization liability, August 31	$454,042	$510,149
Net expense (benefit) recorded	7,008	(86,398)
Foreign currency translation	41,428	14,291

Reorganization liability, November 30	502,478	438,042
Less: Amount classified as other accrued liabilities	158,962	26,549

Amount classified as other non-current liabilities	$343,516	$411,493

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of Accumulated other comprehensive loss are as follows:

	November 30,	August 31,
	2004	2004
Foreign currency translation adjustments	$22,241	$(22,752)
Unrealized (losses) gains on marketable securities, net of reclassification adjustments	(1,353)	524
Minimum pension liability adjustments, net of tax	(91,532)	(91,532)

Accumulated other comprehensive loss	$(70,644)	$(113,760)

     Comprehensive income was $239,389 and $200,189 for the three months ended November 30, 2004 and 2003, respectively.

6. GOODWILL

     The changes in the carrying amount of goodwill by reportable segment are as follows:

	Comm.
	& High	Financial
	Tech	Services	Government	Products	Resources	Total
Balance at August 31, 2004	$70,949	$43,668	$23,242	$46,402	$30,221	$214,482
Additions/Adjustments	740	6,050	398	2,251	429	9,868
Foreign currency translation adjustments	2,170	1,294	487	1,065	743	5,759

Balance at November 30, 2004	$73,859	$51,012	$24,127	$49,718	$31,393	$230,109

7. PROFIT SHARING AND RETIREMENT PLANS

     In the United States and certain other countries, Accenture maintains and administers retirement plans and postretirement medical plans for certain active, retired and resigned Accenture employees. The components of net periodic pension and postretirement cost are as follows:

	Pension Benefits
	Three Months Ended
	November 30,
	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of pension expense	Plans	Plans	Plans	Plans
Service cost	$14,000	$11,113	$11,312	$6,952
Interest cost	8,796	4,219	9,065	2,957
Expected return on plan assets	(10,723)	(3,283)	(6,184)	(1,715)
Amortization of transitional obligation	—	131	—	(56)
Amortization of loss/(gain)	3,360	(259)	5,169	144
Amortization of prior service cost	323	284	618	22
Special termination benefits charge	—	886	—	—

Total	$15,756	$13,091	$19,980	$8,304

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Postretirement Benefits
	Three Months Ended
	November 30,
	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of postretirement expense	Plans	Plans	Plans	Plans
Service cost	$1,772	$450	$1,816	$449
Interest cost	1,384	475	1,292	420
Expected return on plan assets	(334)	—	(356)	—
Amortization of transitional obligation	20	—	20	(6)
Amortization of loss	373	22	600	17
Amortization of prior service cost	(200)	—	(200)	—

Total	$3,015	$947	$3,172	$880

8. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

          Since April 2002, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. In addition, the Board of Directors of Accenture Ltd previously authorized funds for the purchase, redemption and exchange of Accenture shares held by our partners, former partners and their permitted transferees, as well as the purchase of certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. Effective as of October 15, 2004, the Board of Directors of Accenture Ltd authorized the purchase, redemption and exchange from time to time of up to an additional $3,000,000 of Accenture shares. The authorization requires that at least $1,000,000 of these funds be used in connection with the open-market share purchase program. The timing and amount of these open-market purchases will be at the Company’s discretion and will be based on market conditions and other factors. At November 30, 2004, there was $1,031,097 available for open-market share purchases and $2,222,506 of previously authorized funds available for the purchase, redemption, and exchange of Accenture shares held by partners, former partners, their permitted transferees and employees.

9. COMMITMENTS AND CONTINGENCIES

Guarantees

          As a result of our increase in ownership percentage of Accenture HR Services from 50 percent to 100 percent in February 2002, Accenture may be required to make payments totaling up to $187,500 in additional purchase price over a five-year period starting February 28, 2002, conditional on Accenture HR Services achieving certain levels of qualifying revenues. During the three months ended November 30, 2004, Accenture made payments of $11,310. The remaining potential liability at November 30, 2004 was $174,470.

          In connection with Accenture increasing its ownership interest in Avanade, Inc. from 50 percent to 78 percent in December 2001, Accenture has the right to purchase substantially all of the remaining outstanding shares of Avanade, Inc. not owned by Accenture at fair market value but not less than $28,650 and not to exceed $58,650 anytime after December 31, 2004. Accenture may also be required to purchase substantially all of the remaining outstanding shares of Avanade, Inc. anytime after December 31, 2006, or earlier if certain events occur, for fair market value but not less than $28,650 and not to exceed $58,650.

          Accenture has various agreements in which it may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by Accenture under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by Accenture and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2004, management was not aware of any obligations arising under indemnification agreements that would require material payments.

          From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture’s obligations for the performance of others is not expressly specified. As of November 30, 2004, Accenture estimates it had assumed an aggregate potential liability of approximately $666,294 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $44,191 if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph. The aggregate potential liability of $666,294 at November 30, 2004, increased from $603,582 at August 31, 2004. The increase was primarily due to exchange rate fluctuations, offset by a net decrease in the extent of Accenture’s obligations for the performance of others.

Legal Contingencies

          At November 30, 2004, Accenture or its present personnel had been named as a defendant in various litigation matters. All of these are civil in nature. Based on the present status of these litigation matters, the management of Accenture believes they will not ultimately have a material effect on the results of operations, financial position or cash flows of Accenture.

10. SEGMENT REPORTING

          Operating segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

          Accenture’s chief operating decision maker is its chief executive officer. The operating segments are managed separately because each operating segment represents a strategic business unit providing management consulting, technology and outsourcing services that serves clients in different industries.

          The reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Revenues before reimbursements and operating income by reportable operating segment are as follows:

	Comm. &
Three Months ended	High	Financial
November 30, 2004	Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$972,931	$806,693	$523,803	$862,198	$564,392	$338	$3,730,355
Operating income	149,329	95,426	46,267	85,868	81,260	—	458,150

	Comm. &
Three Months ended	High	Financial
November 30, 2003	Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$879,010	$646,049	$478,219	$701,141	$554,627	$2,539	$3,261,585
Operating income	75,032	103,680	93,903	133,837	100,421	267	507,140

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

          Reorganization (costs) benefits were allocated to the reportable operating segments as follows:

	Three Months Ended
	November 30,
(Decrease) Increase to Operating Income	2004	2003
Communications & High Tech	$(1,742)	$21,710
Financial Services	(1,534)	18,951
Government	(1,116)	12,709
Products	(1,623)	18,934
Resources	(993)	14,094

Total	$(7,008)	$86,398

11. SUBSEQUENT EVENTS

          On December 20, 2004, a tender offer made to Accenture SCA Class I shareholders on November 16, 2004 by Accenture SCA and one of its controlled subsidiaries resulted in redemptions or purchases of 3,463,488 Accenture SCA Class I common shares at a price of $24.61 per share. The total cash outlay for these transactions was $85,236. As a result of this transaction, at December 20, 2004, there was $2,137,270 in remaining authorized funds available for the purchase, redemption and exchange of Accenture shares held by partners, former partners and their permitted transferees.

          On December 31, 2004, as a result of favorable final determinations of certain reorganization liabilities recorded in connection with our transition to a corporate structure in 2001, we recognized benefits of approximately $41,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2004, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2004.

          We use the terms “Accenture”’ “we,” “our Company,” “our” and “us” in this report to refer to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2004” or “fiscal year 2004” means the 12-month period that ended on August 31, 2004. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. We use the term “partner” to refer to the executive employees of Accenture with the “partner” title.

Disclosure Regarding Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in currency exchange rates, and the following factors:

•	Our results of operations are materially affected by economic conditions, levels of business activity and rates of change in the industries we serve.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our engagements with clients may not be profitable or may be terminated by our clients on short notice.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	The consulting, technology and outsourcing markets are highly competitive and the pace of consolidation, as well as vertical integration, among our competitors continues to increase. As a result, we may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•	We continue to achieve greater percentages of revenues and growth through outsourcing. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions or, in the case of more-standardized business process outsourcing services provided through our BPO businesses, from larger portfolios of clients for whom we provide similar services and solutions utilizing standard operating models. As our outsourcing business continues to grow, we may continue to experience increased pressure on our overall margins, particularly during the early stages of new outsourcing contracts.

•	On certain complex engagements where we partner with third parties, clients are increasingly demanding that we guarantee the performance of our business partners whom we do not control.

•	If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or attain the attestation of our auditors as to our internal controls as required by the end of the current fiscal year, our reputation, our financial results and the market price of our stock could suffer.

•	We may experience difficulties with new business and financial systems implemented as of September 1, 2004 that could disrupt our ability to timely and accurately process and report key components of our results of operations and financial condition, although, to date, we have not experienced any significant difficulties.

•	Recent tax legislation, future legislation and negative publicity related to Bermuda companies may lead to an increase in our tax burden or affect our relationships with our clients.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	If our alliances do not succeed, we may not be successful in implementing our growth strategy.

•	We may continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

•	The share price of Accenture Ltd Class A common shares may decline due to the large number of Class A common shares eligible for future sale.

•	We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute shareholders’ ownership in us.

•	We are registered in Bermuda, and a significant portion of our assets is located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

          For a more detailed discussion of these factors, see the information under the heading “Business—Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2004. We undertake no obligation to update or revise any forward-looking statements.

Overview

          Revenues are driven by the ability of our senior executives to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

          Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. The strengthening economic recovery continues to stimulate the technology spending of many companies. We are continuing to see increasing numbers of opportunities from companies seeking both revenue-generating and cost-cutting initiatives. Revenue growth rates across our segments will continue to vary from quarter to quarter during fiscal 2005 as the economic recovery continues to take hold at different rates in different industries and geographic markets.

          Revenues before reimbursements for the three months ended November 30, 2004 were $3.73 billion, compared with $3.26 billion for the three months ended November 30, 2003, an increase of 14% in U.S. dollars and 9% in local currency terms.

          Outsourcing revenues before reimbursements for the three months ended November 30, 2004 were $1.35 billion, compared with $1.17 billion for the three months ended November 30, 2003, an increase of 15% in U.S. dollars and 10% in local currency terms. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. While outsourcing will continue to deliver solid growth to our business, it is likely to grow overall at a slower rate than it did in fiscal 2004. We have also recently seen a decrease in the average size of most outsourcing contracts. Our long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Maintenance of long-term, complex outsourcing contracts requires ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our outsourcing portfolio continues to grow and these contracts evolve, we may experience increased variability in expected revenues and profitability.

          Consulting revenues before reimbursements for the three months ended November 30, 2004 were $2.38 billion, compared with $2.10 billion for the three months ended November 30, 2003, an increase of 14% in U.S. dollars and 8% in local currency terms. The demand for our consulting services is continuing, with emphasis on consulting contracts of $50 million or less and consulting services associated with outsourcing opportunities of $100 million to $200 million.

          We continue to experience ongoing pricing pressures from competitors as well as from clients facing pressure to control costs. The pace of consolidation and of vertical integration among our competitors continues to increase and to affect our revenues and operating margins. In addition, the growing use of off-shore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on our revenues and operating margins. While we have recently experienced increases in demand for our services, and while margins in our consulting business have recently stabilized, it is too early to tell if these developments will translate into sustainable improvements in our pricing or margins over the long term.

          As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. In the first quarter of this fiscal year, the strengthening of various currencies versus the U.S. dollar continued to result in favorable currency translation and increased our reported revenues, operating expenses and operating income. If the U.S. dollar strengthens against other currencies, the resulting unfavorable currency translation could lower reported U.S. dollar revenues, operating expenses and operating income and result in U.S. dollar revenue growth lower than growth in local currency terms. While some limited favorable currency translations may continue, we do not expect them to continue to contribute to U.S. dollar growth rates comparable to those experienced in fiscal 2004.

          The primary categories of operating expenses include cost of services, sales and marketing costs, and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services; the chargeability, or utilization, of our client-service workforces; and the level of non-payroll costs associated with the continuing accelerated growth of new outsourcing contracts. Chargeability, or utilization, represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business. Operating expenses include restructuring costs and reorganization benefits, which may vary substantially from quarter to quarter.

          Gross margins (revenues less cost of services) for the three months ended November 30, 2004 were 33% of revenues before reimbursements, compared with 34% for the three months ended November 30, 2003. The decline is primarily due to higher labor costs resulting from greater increases in compensation effective September 1, 2004 (as compared to the prior year) and short-term staffing inefficiencies driven by the increased demand for our services and higher resource utilization levels.

          Our cost-management strategy continues to be to anticipate changes in demand for our services and to identify cost-management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

          We continue to experience higher-than-planned attrition as global economic conditions continue to improve and the market for skilled professionals becomes increasingly competitive. Our attrition rate for the three months ended November 30, 2004 was 20%, comparable to the attrition rate for the fourth quarter of fiscal 2004. Increasing competition for scarce talent will likely present us with supply-and-demand and skill-level imbalance challenges in certain industry segments, skill sets and geographic regions for the remainder of fiscal 2005. As a result, we continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our network of delivery centers and other capabilities around the world. We may need to continue to adjust compensation over the course of the year in certain industry segments, skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. Our ability to grow our business could also be adversely affected if we do not effectively assimilate substantial numbers of new employees into our workforces. These compensation adjustments and the additional costs of recruiting, hiring, training and assimilating increasing numbers of new employees could adversely affect our operating margins. In cases where we are unable to attain skill-level balances over the near term, our labor resource costs may be higher as we seek to mitigate these shortages in how we provide services on particular contracts.

          As a result of our ongoing cost-management initiatives and improved efficiencies, sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 20.5% for the three months ended November 30, 2004, compared with 21.2% for the three months ended November 30, 2003.

          Operating income as a percentage of revenues before reimbursements for the three months ended November 30, 2004 decreased to 12% from 16% for the three months ended November 30, 2003. This decrease was primarily related to a benefit of $86 million recorded in fiscal 2004 resulting from a decrease in certain liabilities established in connection with our transition to a corporate structure in 2001. Excluding this benefit, operating income would have been 13% of revenues before reimbursements for the three months ended November 30, 2003. This 1% decline reflects lower gross margins.

Bookings and Backlog

          New contract bookings for the three months ended November 30, 2004 were $4,030 million, compared with $5,051 million for the three months ended November 30, 2003, a decrease of $1,021 million, or 20%. Consulting bookings for the three months ended November 30, 2004 were $1,963 million, compared with $2,073 million for the three months ended November 30, 2003, a decrease of $110 million, or 5%. Outsourcing bookings for the three months ended November 30, 2004 were $2,067 million, compared with $2,978 million for the three months ended November 30, 2003, a decrease of $911 million, or 31%. The size and scope of many of our new outsourcing contract bookings have decreased when compared to outsourcing contract bookings for the three months ended November 30, 2003. We provide information regarding our bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, the timing of large bookings can significantly affect the level of bookings in a particular quarter. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time.

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

Critical Accounting Policies and Estimates

          For a complete description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended August 31, 2004.

Segments/Operating Groups

          Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes these are a better indicator of operating group performance than revenues. From time to time, our operating groups work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating groups affect revenues and operating expenses within our operating groups to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating groups, due in part to an increased need on behalf of some of our operating groups to tailor their workforces to the needs of their businesses. The shift in mix toward outsourcing contracts is not uniform among our operating groups and, consequently, neither is the impact on operating group results caused by this shift. Local currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.

          Revenues for each of our operating groups, geographic regions and types of work are as follows:

				Percent	Percent of Total
				Increase/	Revenues Before
			Percent	(Decrease)	Reimbursement for the
	Three Months		Increase	Local	Three Months Ended
	Ended November 30,		US $	Currency	November 30,
	2004	2003			2004	2003
	(in millions)
OPERATING GROUPS
Communications & High Tech	$973	$879	11%	6%	26%	27%
Financial Services	807	646	25	17	22	20
Government	524	478	10	5	14	15
Products	862	701	23	17	23	21
Resources	564	555	2	(4)	15	17
Other	—	2	n/m	n/m	0	0

TOTAL Revenues Before Reimbursements	3,730	3,261	14	9	100%	100%

Reimbursements	341	313	9

TOTAL REVENUES	$4,071	$3,574	14%

GEOGRAPHY
Americas	$1,542	$1,491	3%	3%	41%	46%
EMEA (1)	1,918	1,550	24	12	52	47
Asia Pacific	270	220	23	19	7	7

TOTAL Revenues Before Reimbursements	3,730	3,261	14	9	100%	100%

Reimbursements	341	313	9

TOTAL REVENUES	$4,071	$3,574	14%

TYPE OF WORK
Consulting	$2,385	$2,095	14%	8%	64%	64%
Outsourcing	1,345	1,166	15	10	36	36

TOTAL Revenues Before Reimbursements	3,730	3,261	14	9	100%	100%

Reimbursements	341	313	9

TOTAL REVENUES	$4,071	$3,574	14%

(1)	EMEA includes Europe, the Middle East and Africa.

Three Months Ended November 30, 2004 Compared to Three Months Ended November 30, 2003

Revenues

          Our Europe, Middle East and Africa region (“EMEA”) achieved revenues before reimbursements for the three months ended November 30, 2004 of $1,918 million, compared with $1,550 million for the three months ended November 30, 2003, an increase of 24% in U.S. dollars and 12% in local currency terms. A key contributor to this growth was our business in the United Kingdom, where revenues before reimbursements grew 50% in U.S. dollars and 36% in local currency terms over the same period in fiscal 2004. The growth in the United Kingdom was primarily due to several large contracts that were sold during fiscal 2004. Also contributing to this strong growth was our business in Spain, the Netherlands and Germany, as well as the continued strengthening of the Pound Sterling and Euro against the U.S. dollar.

          Our Americas region achieved revenues before reimbursements for the three months ended November 30, 2004 of $1,542 million, compared with $1,491 million for the three months ended November 30, 2003, an increase of 3% in U.S. dollars and in local currency terms. This growth was due to strong growth in our Brazilian business and 4% growth in the United States, and was partially offset by a decline in our Canadian business.

          Our Asia Pacific region achieved revenues before reimbursements for the three months ended November 30, 2004 of $270 million, compared with $220 million for the three months ended November 30, 2003, an increase of 23% in U.S. dollars and 19% in local currency terms. Our business in Australia and Japan continue to drive the growth in our Asia Pacific region.

          Our Communications & High Tech operating group achieved revenues before reimbursements for the three months ended November 30, 2004 of $973 million, compared with $879 million for the three months ended November 30, 2003, an increase of 11% in U.S. dollars and 6% in local currency terms. The increase was primarily due to growth in consulting revenues across all three industry groups and geographic regions, particularly in our Communications industry group in the Americas and Asia Pacific regions. Outsourcing revenue growth in our EMEA region across all industry groups was offset by a decline in our Communications industry group’s revenues in North America. This decline was due partly to a substantial reduction, which began in fiscal 2004, in the scope of our work with a major telecommunications client as a result of that client’s changing business strategies and may continue to adversely affect the operating group’s growth rates in outsourcing revenues for the next two fiscal quarters as compared to the corresponding quarters of fiscal 2004.

          Our Financial Services operating group achieved revenues before reimbursements for the three months ended November 30, 2004 of $807 million, compared with $646 million for the three months ended November 30, 2003, an increase of 25% in U.S. dollars and 17% in local currency terms. Growth was driven mainly by the strength of our business in the United Kingdom. Each of our three industry groups achieved strong revenue growth, led by Capital Markets and Insurance.

          Our Government operating group achieved revenues before reimbursements for the three months ended November 30, 2004 of $524 million, compared with $478 million for the three months ended November 30, 2003, an increase of 10% in U.S. dollars and 5% in local currency terms. Results were primarily driven by strong growth in consulting revenues for clients in Europe, particularly in the United Kingdom, which was partly offset by a decrease in consulting revenues from clients in the United States. Outsourcing revenues remained relatively flat, with slight growth experienced in our Asia Pacific region.

          Our Products operating group achieved revenues before reimbursements for the three months ended November 30, 2004, of $862 million, compared with $701 million for the three months ended November 30, 2003, an increase of 23% in U.S. dollars and 17% in local currency terms. Results were primarily driven by strong growth in both outsourcing and consulting revenues, particularly in our Retail & Consumer industry group in North America.

          Our Resources operating group achieved revenues before reimbursements for the three months ended November 30, 2004 of $564 million, compared with $555 million for the three months ended November 30, 2003, an increase of 2% in U.S. dollars and a decrease of 4% in local currency terms. We experienced growth in our EMEA region and in our Energy and Metals & Mining industry groups, offset by declines in North America and in our Chemicals and Utilities industry groups. The decrease in local currency revenues was primarily driven by lower bookings of new outsourcing contracts in fiscal 2004 compared with strong outsourcing bookings in fiscal 2003.

Operating Expenses

          Operating expenses for the three months ended November 30, 2004 were $3,613 million, an increase of $546 million, or 18%, over the three months ended November 30, 2003. Operating expenses before reimbursable expenses increased as a percentage of revenues before reimbursements from 84% for the three months ended November 30, 2003 to 88% for the three months ended November 30, 2004. The increase in operating expenses as a percentage of revenues before reimbursements was primarily due to reorganization benefits recorded in fiscal 2004. For the three months ended November 30, 2003, operating expense included benefits of $86 million, resulting primarily from the final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

          The strengthening of various currencies against the U.S. dollar increased reported operating expenses for the three months ended November 30, 2004, compared with the three months ended November 30, 2003, partially offsetting corresponding increases in reported revenues.

          During the three months ended November 30, 2004, we recorded $47 million of variable compensation expense, compared with a $4 million variable compensation benefit for the three months ended November 30, 2003.

Cost of Services

          Cost of services for the three months ended November 30, 2004, was $2,841 million, an increase of $378 million, or 15%, over the three months ended November 30, 2003, and increased as a percentage of revenues from 69% for the three months ended November 30, 2003 to 70% for the three months ended November 30, 2004. Cost of services before reimbursable expenses for the three months ended November 30, 2004, was $2,500 million, an increase of $350 million, or 16%, over the three months ended November 30, 2003 and increased as a percentage of revenues before reimbursements from 66% for the three months ended November 30, 2003 to 67% for the three months ended November 30, 2004. Gross margins (revenues less cost of services) for the three months ended November 30, 2004 decreased to 33% of revenues before reimbursements from 34% for the three months ended November 30, 2003.

          The primary drivers of the increase in cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were higher labor costs resulting from greater increases in compensation effective September 1, 2004 (as compared to the prior year) and short-term staffing inefficiencies driven by the increased demand for our services and higher resource utilization levels.

Sales and Marketing

          Sales and marketing expense for the three months ended November 30, 2004 was $361 million, an increase of $10 million, or 3%, over the three months ended November 30, 2003, and decreased as a percentage of revenues before reimbursements from 11% for the three months ended November 30, 2003 to 10% for the three months ended November 30, 2004, reflecting continued cost management.

General and Administrative Costs

          General and administrative costs for the three months ended November 30, 2004 were $404 million, an increase of $64 million, or 19%, over the three months ended November 30, 2003, and increased as a percentage of revenues before reimbursements from 10% for the three months ended November 30, 2003 to 11% for the three months ended November 30, 2004. The increase in general and administrative costs was primarily due to increased payroll costs.

Reorganization Costs (Benefits)

          During the three months ended November 30, 2004, we recorded reorganization costs of $7 million, compared with a benefit of $86 million for the three months ended November 30, 2003. The prior-year benefit was primarily driven by final determinations of certain reorganization costs established in connection with our transition to a corporate structure in 2001. At November 30, 2004, the remaining liability for reorganization liabilities was $502 million, of which $159 million is classified as current liabilities because final determinations could occur within 12 months.

Operating Income

          Operating income for the three months ended November 30, 2004 was $458 million, a decrease of $49 million, or 10%, over the three months ended November 30, 2003, and decreased as a percentage of revenues before reimbursements from 16% for the three months ended November 30, 2003, to 12% for the three months ended November 30, 2004. The decrease in operating income as a percentage of revenues before reimbursements was primarily driven by reorganization benefits recorded in fiscal 2004. For the three months ended November 30, 2003, operating income included a benefit of $86 million resulting from a decrease in certain liabilities established in connection with our transition to a corporate structure in 2001. This benefit had the effect of increasing operating income as a percentage of revenues before reimbursements by 3%.

          Operating income for each of the operating groups was as follows:

	Operating Income
	Three Months Ended November 30,
			Increase
	2004	2003	(Decrease)
	(in millions)
Communications & High Tech	$149	$75	$74
Financial Services	96	104	(8)
Government	46	94	(48)
Products	86	134	(48)
Resources	81	100	(19)

Total	$458	$507	$(49)

          Reorganization benefits of $86 million for the months ended November 30, 2003 and costs of $7 million for the three months ended November 30, 2004 were allocated to operating groups. The net effect of these allocations on each operating group’s operating income is shown below:

	Three Months Ended November 30,
(Decrease) Increase to Operating Income	2004	2003	(Decrease)
	(in millions)
Communications & High Tech	$(2)	$22	$(24)
Financial Services	(1)	19	(20)
Government	(1)	12	(13)
Products	(2)	19	(21)
Resources	(1)	14	(15)

Total	$(7)	$86	$(93)

          Excluding the effects of reorganization costs and benefits, operating income would have increased $44 million reflecting increases in Communications & High Tech and Financial Services, which were partially offset by decreases in Government, Products and Resources. The following amounts exclude the effects of reorganization costs and benefits. Communications & High Tech operating income increased by $98 million, primarily due to lower-than-expected margins on three contracts in last year’s first quarter and higher gross margins in this year’s first quarter reflecting a higher proportion of consulting revenues. Financial Services operating income increased by $12 million, primarily due to increased revenues. Government operating income decreased by $35 million, partly reflecting lower margins at the early stages of new significant contracts. Products operating income decreased by $27 million, driven by larger contracts with lower gross margins in the early stages.

Gain on Investments, Net

          Gain on investments, net was $15 million for the three months ended November 30, 2004, an increase of $14 million over the three months ended November 30, 2003. This reflects a gain on our retained interests in our venture and investment portfolio that was sold in fiscal 2003.

Interest Income

          Interest income for the three months ended November 30, 2004, was $20 million, an increase of $10 million, or 93%, over the three months ended November 30, 2003. The increase resulted primarily from an increase in interest rates, as well as an increase in our average short-term and non-current investment balance during the three months ended November 30, 2004, compared with the average balance for the three months ended November 30, 2003.

Provision for Income Taxes

          The effective tax rate for the three months ended November 30, 2004 was 34%, compared with 34.8% for the three months ended November 30, 2003. The effective tax rate declined from 34.8% to 32.0% during fiscal 2004 primarily as a result of a reduction in valuation allowances and changes in our geographic mix of income.

Minority Interest

          Minority interest for the three months ended November 30, 2004 was $123 million, a decrease of $37 million, or 23%, from the three months ended November 30, 2003, primarily due to a reduction in the minority’s average ownership interests from 48% at November 30, 2003 to 38% at November 30, 2004.

Earnings Per Share

          Diluted earnings per share for the three months ended November 30, 2004 were $0.32, compared with $0.33 for the three months ended November 30, 2003. For the three months ended November 30, 2004, the reorganization costs had the effect of reducing diluted earnings per share by $0.01, while for the three months ended November 30, 2003, the reorganization benefit had the effect of increasing diluted earnings per share by $0.06. The reduction in weighted average Accenture Ltd Class A common shares from 1,019,952,588 at November 30, 2003 to 980,298,997 at November 30, 2004 had the effect of increasing diluted earnings per share by $0.01 for the three months ended November 30, 2004. For information regarding our earnings per share calculation, please see Footnote 3 (Earnings Per Share) to our consolidated financial statements above under Item 1, “Financial Statements (unaudited).”

Liquidity and Capital Resources

          Our primary sources of liquidity are cash flows from operations, debt capacity available under various credit facilities and available cash reserves. Cash flow used in operating activities for the three months ended November 30, 2004 totaled $61 million. At November 30, 2004, cash and cash equivalents totaled $2,274 million, while total debt was $40 million. Cash and cash equivalents, combined with $939 million of liquid fixed-income securities and classified as investments on our Consolidated Balance Sheet, totaled $3,213 million at November 30, 2004. We may also be able to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions;

•	respond to competitive pressures; or

•	facilitate purchases, redemptions and exchanges of Accenture shares held by our partners, former partners and their permitted transferees as previously authorized by the Board of Directors of Accenture Ltd and certain other share purchases from our other employees.

          For a more detailed description of our Share Management Plan, see “Share Purchases and Redemptions—Share Management Plan and RSU Sell-Back Program Transactions.”

          Net cash used in operating activities for the three months ended November 30, 2004, was $61 million, compared with net cash provided by operating activities of $128 million for the three months ended November 30, 2003. This $189 million decrease was primarily due to an increase in net client balances (receivables from clients, unbilled services (current and non-current) and deferred revenues) and by planned variable compensation payments of $216 million, partially offset by an increase in accounts payable. The increase in net client balances was due to growth in revenues; increases in client financing; a shift in the mix of our work to Europe and Asia, where payment cycles are longer; the amortization of prepayments from clients; and some temporary delays in billings.

          Net cash used in investing activities for the three months ended November 30, 2004 was $392 million, compared with net cash used in investing activities of $45 million for the three months ended November 30, 2003. This $347 million increase was primarily due to purchases of marketable securities, partially offset by increased proceeds from sales of investments.

          Net cash provided by financing activities for the three months ended November 30, 2004 was $69 million, compared with net cash used in financing activities of $104 million for the three months ended November 30, 2003. Contributing to this $173 million increase were proceeds from the net issuance of common shares, partly offset by a net decrease in restricted cash of the predecessor to the Accenture Share Employee Compensation Trust.

          At November 30, 2004, we had the following borrowing capacity available for general working capital purposes, including the issuance of letters of credit:

		Borrowings
	Facility Amount	Outstanding
	(in millions)
Syndicated loan facility	$1,500	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	251	16
Local guaranteed and non-guaranteed lines of credit	240	—
Other short-term borrowings	n/a	11

Total	$1,991	$27

          The terms of the facilities have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended August 31, 2004, and we continue to be in compliance with those terms. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

          During the three months ended November 30, 2004 and 2003, we invested $55 million and $47 million, respectively, in capital expenditures, primarily for technology assets, furniture and equipment, and leasehold improvements to support our operations. We expect that our capital expenditures will be approximately $400 million in fiscal 2005.

          In isolated circumstances, we agree to extend financing to clients. The terms vary by contract, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. Information pertaining to client financing is as follows:

	November 30, 2004	August 31, 2004
	(in millions, except number of clients)
Number of clients	44	40
Client financing included in current unbilled services	$356	$243
Client financing included in non-current unbilled services	260	212

Total client financing	$616	$455

          The increase in client financing from August 31, 2004 is primarily due to balances increasing at certain large contracts that were signed in fiscal 2004.

Share Purchases and Redemptions

          Effective as of October 15, 2004, the Board of Directors of Accenture Ltd authorized the purchase, redemption and exchange from time to time of up to an additional $3 billion of Accenture shares through the Company’s open-market purchase program and through purchases, redemptions and exchanges of Accenture shares held by partners, former partners and their permitted transferees, as well as the purchase of certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. The authorization requires that at least $1 billion of these funds be used for open-market share purchases. The timing and amount of these open-market purchases will be at the Company’s discretion and will be based on market conditions and other factors.

Open-Market Purchases

     As part of our publicly announced open-market purchase program, during the three months ended November 30, 2004, the Accenture Share Employee Compensation Trust acquired 1,275,000 Accenture Ltd Class A common shares at an aggregate purchase price of $30 million for use in conjunction with employee equity awards. At November 30, 2004, there was $1,031 million of previously authorized contributions available for these open-market purchases. Accenture SCA continues to fund these share purchases by redeeming Accenture SCA Class I common shares held by Accenture Ltd.

Share Management Plan and RSU Sell-Back Program Transactions

          The Board of Directors of Accenture Ltd previously granted authority to acquire shares from partners, former partners and their permitted transferees and to acquire certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units awarded in connection with our initial public offering. Of these previously authorized amounts, $2 million was utilized during the three months ended November 30, 2004 to purchase 76,604 shares under the RSU Sell-Back Program.

          No Share Management Plan transactions were concluded in the three months ended November 30, 2004. During the three months ended November 30, 2004, $0.4 million was used to facilitate isolated redemptions of Accenture SCA Class I common shares from former partners or their permitted transferees in accordance with the terms of the Accenture SCA Class I common shares. At November 30, 2004, the amount available for future purchases, redemptions and exchange by Accenture of shares held by its partners, former partners and their permitted transferees and for the RSU Sell-Back Program was $2,223 million.

          As we have previously announced, we intend for the remainder of fiscal 2005 to enable quarterly transactions to provide partners, former partners and their permitted transferees with the opportunity to dispose of those shares that are currently eligible for transfer under the terms of the transfer restrictions. We may also approve the inclusion of additional shares that will become eligible for transfer on or before July 24, 2005 in these quarterly transactions. We do not expect to permit the aggregate number of Accenture Ltd Class A common shares sold in any quarterly transaction in fiscal 2005 to exceed the average weekly volume of trading in the Accenture Ltd Class A common shares on the New York Stock Exchange for the four weeks prior to the start of these transactions. In connection with each quarterly transaction, we also expect to offer to redeem or purchase substantially larger numbers of Accenture SCA Class I common shares and Accenture Canada Holdings, Inc. exchangeable preferred shares from our partners, former partners and their permitted transferees than we have in the past.

          For a more detailed description of our Share Management Plan, see “Certain Transactions and Relationships—Share Management Plan” in our Annual Report on Form 10-K for the year ended August 31, 2004 and “Annex C: Share Management Plan” in our proxy statement for the 2005 annual general meeting of shareholders.

Senior Executive Compensation

          As previously announced, Accenture is enhancing its compensation program for senior executives so it can continue to attract and retain the industry’s most talented people and to more closely align the interests of its senior executives and public shareholders. In the second quarter of fiscal 2005, Accenture intends to award up to $170 million worth of stock options to its highest-performing partners. Beginning in fiscal 2006, the enhanced program for senior executives will expand the use of equity in the form of restricted stock units, relative to cash and stock options, both as a reward at the time of a promotion and to recognize outstanding performance measured on an annual basis.

Other Redemptions and Purchases

          During the three months ended November 30, 2004, Accenture acquired Accenture Ltd Class A common shares for a cost of $6 million from employees electing net share delivery under the Accenture Ltd 2001 Employee Share Purchase Plan and Accenture Ltd 2001 Share Incentive Plan.

Subsequent Developments

          On December 20, 2004, a tender offer made to Accenture SCA Class I shareholders on November 16, 2004, by Accenture SCA and one of its controlled subsidiaries resulted in redemptions or purchases of 3,463,488 Accenture SCA Class I common shares at a price of $24.61 per share. The total cash outlay for these transactions was $85 million and the amount of remaining authorized funds available for purchases, redemptions and exchanges of shares held by partners, former partners and their permitted transferees was $2,137 million at December 20, 2004.

          On December 31, 2004, as a result of favorable final determinations of certain reorganization liabilities recorded in connection with our transition to a corporate structure in 2001, we recognized benefits of approximately $41 million.

Off-Balance Sheet Arrangements

          We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

          From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to the client. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, please see Footnote 9 (Commitments and Contingencies) to our consolidated financial statements above under Item 1, “Financial Statements (unaudited).”

Newly Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

          Accenture expects to adopt SFAS No. 123R on September 1, 2005, using the Statement's modified prospective application method. Adoption of SFAS No. 123R will not affect Accenture's cash flows or financial position, but it will reduce reported income and earnings per share because Accenture currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company's employee stock option and employee share purchase plans. Specifically, adopting SFAS No. 123R will result in Accenture recording compensation cost for employee stock options and employee share purchase rights. Had Accenture expensed employee stock options and employee share purchase rights under SFAS No. 123 for the quarter ended November 30, 2004, the following reported items would have been reduced: income before income taxes by $32 million; income before minority interest by $22 million; net income by $14 million; and diluted earnings per share by $0.02. Assuming the continuation of current programs, our preliminary estimate is that stock option expense for fiscal 2006 will be in the range of $155 million and $175 million. This estimate includes expenses for fiscal 2006 related to the grant of up to $170 million in stock options that Accenture intends to grant in the second quarter of fiscal 2005 as part of its compensation program for senior executives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          During the three months ended November 30, 2004, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2004, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of Accenture Ltd’s Annual Report on Form 10-K for the year ended August 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Based on their evaluation as of a date as of the end of the period covered by this Quarterly Report on Form 10-Q, the chief executive officer and the chief financial officer of Accenture Ltd have concluded that Accenture Ltd’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Transition of Business and Financial Systems

          As of September 1, 2004, we transitioned certain of our business and financial systems to new platforms. Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. The new systems were subjected to testing prior to and after September 1, 2004 and are functioning to ensure information required to be disclosed by Accenture Ltd in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new systems.

PART II— OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information relating to the Company’s purchases of common shares for the first quarter of fiscal 2005. For further discussion of the Company’s share purchase activity, including the purchase and redemption of Accenture SCA Class I common shares by the Company’s subsidiaries, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	Publicly Announced
Period	Shares Purchased	Paid per Share	Programs(1)(2)	Plans or Programs
(in thousands, except share and per share amounts)
September 1, 2004 – September 30, 2004
Class A common shares	61,418	$26.07	—	$196,592
Class X common shares	—	—	—
October 1, 2004 - October 31, 2004
Class A common shares	1,295,260	$23.91	1,294,333	$1,165,649
Class X common shares	—	—	—
November 1, 2004 – November 30, 2004
Class A common shares	244,900	$24.38	57,271	$1,164,213
Class X common shares	—	—	—
Total
Class A common shares(1)(2)(3)	1,601,578	$24.06	1,351,604	$1,164,213
Class X common shares(4)	—	—	—

(1)	Since April 2002, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $1.6 billion for use in these open-market share purchases. In addition, accordance with the prior direction from the Board of Directors of Accenture Ltd, transaction fees paid by our partners, former partners and their permitted transferees related to purchases, redemptions and exchanges of their shares have been made available for use toward open-market purchases of Accenture Ltd Class A common shares. An aggregate amount of $1.03 billion remains available at November 30, 2004 for open-market share purchases of Accenture Ltd Class A common shares. Shares purchased in the open market are used to provide for select Accenture employee benefits, such as equity awards to partners and employees. The open-market purchase program does not have an expiration date.

(2)	In July 2002, the Company publicly announced a program to offer to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. The Board of Directors of Accenture Ltd has also authorized funds for this purpose. Initially $181 million was set aside under this program. As of November 30, 2004, approximately $133 million remained authorized for these purposes. These purchases are not made on the open market and this program does not have an expiration date.

(3)	During the first quarter of fiscal 2005, Accenture purchased 249,974 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These unrelated transactions consist of the acquisition of Accenture Ltd Class A common shares from employees via share withholding for payroll taxes obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under the Company’s various employee equity share plans.

(4)	During the first quarter of fiscal 2005, the Company did not redeem any Accenture Ltd Class X common shares in accordance with its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibit
Number
4.1	Form of RSU grant for senior executives pursuant to the Accenture 2001 Employee Share Incentive Plan

4.2	Form of stock option grant for senior executives pursuant to the Accenture 2001 Employee Share Incentive Plan

9.1	Amendment No. 1, dated as of November 22, 2004, to the Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 7, 2005	ACCENTURE LTD

By:/s/ Michael G. McGrath
Name: Michael G. McGrath
Title: Chief Financial Officer