Form 10-Q
period 2005-05-31
ACCENTURE LTD
filed 2005-07-11
CIK 1134538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-16565

ACCENTURE LTD

(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0341111 (I.R.S. Employer Identification No.)

Canon’s Court
22 Victoria Street
Hamilton HM 12, Bermuda
(Address of principal executive offices)

(441) 296-8262
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of July 1, 2005 was 568,149,085 (which number does not include 31,878,010 issued shares held by subsidiaries of the Registrant). The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of July 1, 2005 was 323,905,320.

ACCENTURE LTD

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS
May 31, 2005 and August 31, 2004
(In thousands of U.S. dollars, except share and per share amounts)

	May 31,	August 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,773,031	$2,552,958
Short-term investments	422,397	285,288
Receivables from clients, net of allowances of $41,454 and $40,687	1,884,160	1,662,211
Unbilled services	1,441,493	1,049,870
Deferred income taxes, net	64,204	105,636
Other current assets	481,509	501,231

Total current assets	7,066,794	6,157,194

NON-CURRENT ASSETS:
Unbilled services	402,012	211,705
Investments	310,174	340,121
Property and equipment, net of accumulated depreciation of $1,346,629 and $1,219,500	669,086	643,946
Goodwill	235,308	214,482
Deferred income taxes, net	259,892	309,045
Other non-current assets	136,862	136,991

Total non-current assets	2,013,334	1,856,290

TOTAL ASSETS	$9,080,128	$8,013,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$11,152	$20,103
Current portion of long-term debt	14,724	16,612
Accounts payable	802,878	523,931
Deferred revenues	1,367,340	980,461
Accrued payroll and related benefits	1,444,242	1,508,126
Income taxes payable	827,669	795,948
Deferred income taxes, net	44,650	42,744
Other accrued liabilities	505,934	550,864

Total current liabilities	5,018,589	4,438,789

NON-CURRENT LIABILITIES:
Long-term debt	45,638	32,161
Retirement obligation	550,583	532,307
Deferred income taxes, net	20,650	18,769
Other non-current liabilities	589,609	578,689

Total non-current liabilities	1,206,480	1,161,926

MINORITY INTEREST	1,083,923	940,963

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 599,819,923 and 591,496,780 shares issued as of May 31, 2005 and August 31, 2004, respectively	13	13
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 341,888,159 and 365,324,882 shares issued and outstanding as of May 31, 2005 and August 31, 2004, respectively	8	9
Restricted share units (related to Class A common shares) 33,479,258 and 28,278,704 units issued and outstanding as of May 31, 2005 and August 31, 2004, respectively	623,865	475,240
Deferred compensation	(256,580)	(150,777)
Additional paid-in capital	1,519,936	1,643,652
Treasury shares, at cost, 32,014,895 and 6,098,122 shares at May 31, 2005 and August 31, 2004, respectively	(746,558)	(132,313)
Treasury shares owned by Accenture Ltd Share Employee Compensation Trust, at cost, 0 and 13,120,050 shares at May 31, 2005 and August 31, 2004, respectively	—	(296,894)
Retained earnings	743,997	46,636
Accumulated other comprehensive loss	(113,545)	(113,760)

Total shareholders’ equity	1,771,136	1,471,806

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,080,128	$8,013,484

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2005 and 2004
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
REVENUES:
Revenues before reimbursements	$4,078,573	$3,686,662	$11,622,450	$10,250,456
Reimbursements	419,037	363,579	1,162,916	1,056,577

Revenues	4,497,610	4,050,241	12,785,366	11,307,033

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	2,669,056	2,379,787	7,823,445	6,743,224
Reimbursable expenses	419,037	363,579	1,162,916	1,056,577

Cost of services	3,088,093	2,743,366	8,986,361	7,799,801
Sales and marketing	421,238	391,233	1,157,100	1,100,492
General and administrative costs	382,430	340,549	1,134,723	996,038
Reorganization (benefits) costs and restructuring costs	(66,099)	1,936	(94,868)	22,976

Total operating expenses	3,825,662	3,477,084	11,183,316	9,919,307

OPERATING INCOME	671,948	573,157	1,602,050	1,387,726

Gain on investments, net	4,672	337	19,305	4,167
Interest income	29,075	16,436	77,259	42,046
Interest expense	(6,373)	(5,403)	(18,989)	(16,970)
Other (expense) income	(10,919)	(18,705)	(16,092)	586
Equity in losses of affiliates	—	(70)	—	(1,272)

INCOME BEFORE INCOME TAXES	688,403	565,752	1,663,533	1,416,283

Provision for income taxes	202,392	196,883	517,359	492,867

INCOME BEFORE MINORITY INTEREST	486,011	368,869	1,146,174	923,416

Minority interest in Accenture SCA and Accenture Canada Holdings Inc.	(178,677)	(157,439)	(429,046)	(414,584)
Minority interest – other	(2,054)	(1,021)	(5,789)	(994)

NET INCOME	$305,280	$210,409	$711,339	$507,838

Weighted Average Class A Common Shares:
Basic	587,277,097	558,330,780	589,530,351	541,048,400
Diluted	951,945,669	1,000,536,090	970,397,159	1,007,158,708
Earnings Per Class A Common Share:
Basic	$0.52	$0.38	$1.21	$0.94
Diluted	$0.51	$0.37	$1.18	$0.92

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Nine Months Ended May 31, 2005
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

						Restricted
		Class A		Class X		Share Units						Treasury
		Common Shares		Common Shares		Common Shares		Deferred	Additional	Treasury Shares		Shares – SECT			Accumulated Other
	Preferred		No.		No.		No.	Compen-	Paid-in		No.		No.	Retained	Comprehensive
	Shares	$	Shares	$	Shares	$	Shares	sation	Capital	$	Shares	$	Shares	Earnings	Income (Loss)	Total
Balance at August 31, 2004	$—	$13	591,497	$9	365,325	$475,240	28,279	$(150,777)	$1,643,652	$(132,313)	(6,098)	$(296,894)	(13,120)	$46,636	$(113,760)	$1,471,806
Comprehensive income
Net income														711,339		711,339
Other comprehensive income:
Unrealized losses on marketable securities, net of reclassification adjustments															(1,776)	(1,776)
Foreign currency translation adjustments															1,991	1,991

Other comprehensive income															215

Comprehensive income																711,554

Income tax benefit on:
Stock-based compensation plans									16,655							16,655
Costs related to issuance of shares									8,846							8,846
Purchases of Class A common shares			(340)						(7,901)	(410,989)	(17,772)	(30,481)	(1,275)			(449,371)
Transfer of shares from SECT										(327,375)	(14,395)	327,375	14,395			—
Grants of restricted share units, net						166,697	6,276	(166,697)								—
Stock-based compensation expense								60,894	458							61,352
Purchase/redemption of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(1)	(23,437)				(607,860)							(607,861)
Issuance of Class A common shares:
Employee share purchase plan			4,955						99,990	72,916	3,831			(4,268)		168,638
Employee stock options			2,858						37,602	47,062	2,193			(9,862)		74,802
Restricted share units			850			(18,072)	(1,076)		13,779	4,141	226			152		—
Transaction fees									8,209							8,209
Minority interest									306,506							306,506

Balance at May 31, 2005	$—	$13	599,820	$8	341,888	$623,865	33,479	$(256,580)	$1,519,936	$(746,558)	(32,015)	$—	—	$743,997	$(113,545)	$1,771,136

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2005 and 2004
(In thousands of U.S. dollars)
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$711,339	$507,838
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	206,989	197,958
Reorganization benefits	(94,868)	(84,280)
Gains on investments, net	(19,305)	(4,167)
Losses on disposal of property and equipment, net	4,268	7,560
Stock-based compensation expense	61,352	47,126
Deferred income taxes, net	97,622	9,972
Minority interest	434,835	415,578
Other items, net	(574)	7,225
Change in assets and liabilities —
Increase in receivables from clients, net	(167,561)	(13,406)
Decrease (increase) in other current assets	22,202	(28,741)
Increase in unbilled services, current and non-current	(609,393)	(343,619)
Increase in other non-current assets	(9,988)	(53,462)
Increase (decrease) in accounts payable	235,924	(54,335)
Increase in deferred revenues	413,076	207,470
(Decrease) increase in accrued payroll and related benefits	(85,524)	317,817
Increase in income taxes payable	52,898	266,432
Increase in other accrued liabilities	31,315	93,487
Increase (decrease) in other non-current liabilities	35,316	(133,819)

Net cash provided by operating activities	1,319,923	1,362,634

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of available-for-sale investments	772,306	210,599
Purchases of available-for-sale investments	(852,804)	(815,294)
Proceeds from sales of property and equipment	3,270	4,618
Purchases of property and equipment	(186,513)	(179,891)
Purchases of businesses and investments, net of cash acquired	(6,865)	(17,950)

Net cash used in investing activities	(270,606)	(797,918)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of retirement benefits to former pre-incorporation partners	(10,859)	(13,194)
Proceeds from issuance of common shares	251,649	2,661,691
Purchase of common shares	(1,070,798)	(2,141,275)
Proceeds from issuance of long-term debt	5,388	435
Repayments of long-term debt	(8,444)	(2,553)
Proceeds from issuance of short-term bank borrowings	39,198	89,659
Repayments of short-term bank borrowings	(51,102)	(86,225)
Decrease in restricted cash of Accenture Share Employee Compensation Trust	—	83,280

Net cash (used in) provided by financing activities	(844,968)	591,818

Effect of exchange rate changes on cash and cash equivalents	15,724	25,952

NET INCREASE IN CASH AND CASH EQUIVALENTS	220,073	1,182,486
CASH AND CASH EQUIVALENTS, beginning of period	2,552,958	2,332,161

CASH AND CASH EQUIVALENTS, end of period	$2,773,031	$3,514,647

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1.	BASIS OF PRESENTATION

        The accompanying unaudited interim Consolidated Financial Statements of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together, “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 5, 2004. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

2.	PRO FORMA IMPACT OF EMPLOYEE STOCK OPTIONS AND SHARE PURCHASE PLANS

        Accenture follows the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to account for its employee stock options and share purchase rights. Accordingly, no compensation expense is recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee share incentive plan and through its employee share purchase plan; however, compensation expense is recognized in connection with the issuance of restricted share units granted under the Company’s share incentive plan. In December 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB No. 25 and its related implementation guidance. Beginning September 1, 2005, Accenture will be required to record compensation expense for its employee stock options and share purchase rights in accordance with SFAS No. 123R.

        Had compensation expense for employee stock options granted under the Company’s share incentive plan and for employee share purchase rights under its share purchase plan been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using the accelerated expense attribution method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net income as reported	$305,280	$210,409	$711,339	$507,838
Add: Stock-based compensation expense already included in net income as reported, net of tax and minority interest	13,391	7,918	34,862	23,582
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(42,636)	(20,708)	(99,596)	(64,427)

Subtotal	(29,245)	(12,790)	(64,734)	(40,845)

Pro forma net income	$276,035	$197,619	$646,605	$466,993

Basic earnings per Class A common share:
As reported	$0.52	$0.38	$1.21	$0.94
Pro forma	$0.47	$0.35	$1.10	$0.86
Diluted earnings per Class A common share:
As reported	$0.51	$0.37	$1.18	$0.92
Pro forma	$0.46	$0.35	$1.07	$0.84

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3.	EARNINGS PER SHARE

        Basic and diluted earnings per share are calculated as follows:

Basic Earnings per Share	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net income available for Class A common shareholders	$305,280	$210,409	$711,339	$507,838
Basic weighted average Class A common shares	587,277,097	558,330,780	589,530,351	541,048,400

Basic earnings per share	$0.52	$0.38	$1.21	$0.94

Diluted Earnings per Share	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net income available for Class A common shareholders	$305,280	$210,409	$711,339	$507,838
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.(1)	178,677	157,439	429,046	414,584

Net income for per share calculation	$483,957	$367,848	$1,140,385	$922,422

Basic weighted average Class A common shares	587,277,097	558,330,780	589,530,351	541,048,400
Class A common shares issuable upon redemption of minority interest(1)	343,670,142	417,755,414	357,458,317	441,129,868
Employee compensation related to Class A common shares	20,917,257	24,377,227	23,306,441	24,910,871
Employee share purchase plan related to Class A common shares	81,173	72,669	102,050	69,569

Weighted average Class A common shares	951,945,669	1,000,536,090	970,397,159	1,007,158,708

Diluted earnings per share	$0.51	$0.37	$1.18	$0.92

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture Ltd Class A common shares, on a one-for-one basis. The income effect does not take into account “Minority interest – other,” since those shares are not redeemable or exchangeable for Accenture Ltd Class A common shares.

4.	RESTRUCTURING AND REORGANIZATION

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

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

        The Company’s restructuring activity is as follows:

	Three Months Ended May 31, 2005		Nine Months Ended May 31, 2005
	Fiscal 2004	Fiscal 2002	Fiscal 2004	Fiscal 2002
	Restructuring	Restructuring	Restructuring	Restructuring
Restructuring liability balance, beginning of period	$71,645	$15,428	$78,756	$24,005
Payments made	(2,287)	(2,169)	(12,425)	(10,081)
Other(1)	(4,611)	(538)	(1,584)	(1,203)

Restructuring liability, end of period	$64,747	$12,721	$64,747	$12,721

(1)	Other represents foreign currency translation, imputed interest and immaterial changes in lease estimates.

        The restructuring liabilities at May 31, 2005 were $77,468, of which $18,110 was included in other accrued liabilities and $59,358 was included in other non-current liabilities. The recorded liabilities represent the net present value of the estimated remaining obligations related to existing operating leases. Other than immaterial changes in lease estimates, there have been no adjustments to the original liabilities recorded, and Accenture does not expect to make future material adjustments.

Reorganization

        In fiscal 2001, Accenture recognized reorganization liabilities in connection with its transition to a corporate structure. Favorable final determinations of certain reorganization liabilities accrued in 2001 resulted in net benefits in our Consolidated Income Statement for the three and nine months ended May 31, 2005. Interest related to reorganization liabilities is included in net reorganization benefit/expense. The Company’s reorganization activity for the period is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Reorganization liability balance, beginning of period	$467,827	$461,963	$454,042	$510,149
Net (benefit) expense recorded	(66,099)	1,936	(94,868)	(84,280)
Foreign currency translation	(21,653)	(19,365)	20,901	18,665

Reorganization liability, end of period	$380,075	$444,534	$380,075	$444,534

        The reorganization liabilities at May 31, 2005 were $380,075, of which $78,017 was included in other accrued liabilities, because final determinations could occur within 12 months, and $302,058 was included in other non-current liabilities.

5.	ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of Accumulated other comprehensive loss are as follows:

	May 31,	August 31,
	2005	2004
Foreign currency translation adjustments	$(20,761)	$(22,752)
Unrealized (losses) gains on marketable securities, net of reclassification adjustments	(1,252)	524
Minimum pension liability adjustments, net of tax	(91,532)	(91,532)

Accumulated other comprehensive loss	$(113,545)	$(113,760)

     Comprehensive income is as follows:

	May 31,	May 31,
	2005	2004
Three months ended	$242,074	$174,240
Nine months ended	711,554	538,520

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

6.	GOODWILL

        The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended May 31, 2005 are as follows:

			Foreign currency
	Balance at	Additions/	translation	Balance at
	August 31, 2004	Adjustments	adjustments	May 31, 2005
Communications & High Tech	$70,949	$3,817	$(819)	$73,947
Financial Services	43,668	8,743	(377)	52,034
Government	23,242	2,045	(164)	25,123
Products	46,402	5,935	(403)	51,934
Resources	30,221	2,295	(246)	32,270

Total	$214,482	$22,835	$(2,009)	$235,308

7.	PROFIT SHARING AND RETIREMENT PLANS

        In the United States and certain other countries, Accenture maintains and administers retirement plans and postretirement medical plans for certain active, retired and resigned Accenture employees. The components of net periodic pension and postretirement expense are as follows:

	Pension Benefits
	Three Months Ended May 31,
	2005		2004
		Non-U.S.		Non-U.S.
Components of pension expense	U.S. Plans	Plans	U.S. Plans	Plans
Service cost	$14,003	$12,430	$11,312	$10,805
Interest cost	8,794	4,739	9,065	2,578
Expected return on plan assets	(10,723)	(3,892)	(6,184)	(1,894)
Amortization of transitional obligation	—	—	—	(51)
Amortization of loss (gain)	3,360	(247)	5,169	502
Amortization of prior service cost	324	301	618	22

Total	$15,758	$13,331	$19,980	$11,962

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Pension Benefits
	Nine Months Ended May 31,
	2005		2004
		Non-U.S.		Non-U.S.
Components of pension expense	U.S. Plans	Plans	U.S. Plans	Plans
Service cost	$42,003	$35,813	$33,936	$24,789
Interest cost	26,385	13,476	27,195	8,693
Expected return on plan assets	(32,169)	(10,940)	(18,552)	(5,419)
Amortization of transitional obligation	—	269	—	(162)
Amortization of loss (gain)	10,080	(782)	15,507	796
Amortization of prior service cost	969	893	1,854	67
Special termination benefits charge	—	341	—	—

Total	$47,268	$39,070	$59,940	$28,764

	Postretirement Benefits
	Three Months Ended May 31,
	2005		2004
		Non-U.S.		Non-U.S.
Components of postretirement expense	U.S. Plans	Plans	U.S. Plans	Plans
Service cost	$1,774	$411	$1,816	$449
Interest cost	1,385	444	1,292	420
Expected return on plan assets	(335)	—	(356)	—
Amortization of transitional obligation	20	—	20	(6)
Amortization of loss	373	24	600	17
Amortization of prior service cost	(199)	(65)	(200)	—

Total	$3,018	$814	$3,172	$880

	Postretirement Benefits
	Nine Months Ended May 31,
	2005		2004
		Non-U.S.		Non-U.S.
Components of postretirement expense	U.S. Plans	Plans	U.S. Plans	Plans
Service cost	$5,319	$1,274	$5,448	$1,346
Interest cost	4,152	1,367	3,876	1,260
Expected return on plan assets	(1,002)	—	(1,068)	—
Amortization of transitional obligation	60	—	60	(18)
Amortization of loss	1,119	70	1,800	52
Amortization of prior service cost	(600)	(133)	(600)	—

Total	$9,048	$2,578	$9,516	$2,640

8.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

        On February 1, 2005, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption or purchase on March 7, 2005 of an aggregate of 18,745,917 Accenture SCA Class I common shares at a price of $26.30 per share. At the same time, a subsidiary of Accenture SCA purchased 314,038 Accenture Canada Holdings Inc. exchangeable shares at a price of $26.30 per share. The total cash outlay for these transactions was $501,277. For the nine months ended May 31, 2005, the total cash outlay for Accenture SCA Class I common shares redeemed or purchased from tender offers was $578,254 and the total cash outlay for purchases of Accenture Canada Holdings Inc. exchangeable shares was $8,259. In addition to the tender offers, during the three and nine months ended May 31, 2005, the Company purchased Accenture SCA Class I common shares for aggregate purchase prices of $19,942 and $21,348, respectively.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

        Effective as of February 18, 2005, Accenture awarded to certain of its highest-performing partners stock options to purchase approximately 15,000,000 Accenture Ltd Class A common shares, having an aggregate fair market value, at the time of grant, of $170,000.

        Since April 2002, Accenture has conducted its publicly announced, open-market share purchase program for Accenture Ltd Class A common shares through the Accenture Share Employee Compensation Trust (the “SECT”) and its predecessor trust. These trusts utilized purchased shares to provide for select employee benefits, such as equity awards to our partners. Accenture dissolved the SECT in February 2005 after determining that it could continue to meet its obligations related to its compensation and employee benefit plans without the SECT. All remaining Accenture Ltd Class A common shares held by the SECT were transferred to a subsidiary of Accenture Ltd and continue to be held as treasury shares. The dissolution of the SECT does not affect the publicly announced, open-market share purchase program, which we will continue through one or more subsidiaries of Accenture Ltd.

        As part of its publicly announced, open-market share purchase program, during the three and nine months ended May 31, 2005, the Company purchased Accenture Ltd Class A common shares for aggregate purchase prices of $281,440 and $430,472, respectively. In addition to the open-market share purchases, during the three and nine months ended May 31, 2005, the Company purchased Accenture Ltd Class A shares for aggregate purchase prices of $7,732 and $18,899, respectively.

        At May 31, 2005, there was $631,106 available for open-market share purchases and $1,612,892 of previously authorized funds available for the purchase, redemption and exchange of Accenture shares held by partners, former partners, their permitted transferees and employees.

9.	COMMITMENTS AND CONTINGENCIES

Guarantees

        As a result of our increase in ownership of Accenture HR Services from 50 percent to 100 percent in February 2002, Accenture may be required to make up to $177,500 of additional purchase price payments through September 30, 2008, conditional on Accenture HR Services achieving certain levels of qualifying revenues. During the three and nine months ended May 31, 2005, Accenture made payments of $0 and $11,310, respectively. The remaining potential liability at May 31, 2005 was $164,470.

        In February 2005, Accenture signed an amendment to the Avanade Inc. stockholders agreement. As a result of the amendment, there is no longer a fixed purchase price minimum or maximum payable by Accenture for the Avanade Inc. shares not already owned by Accenture. Accenture now has the right to purchase substantially all of the remaining outstanding shares of Avanade Inc. not owned by Accenture at fair market value if certain events occur. Accenture may also be required to purchase substantially all of the remaining outstanding shares of Avanade Inc. at fair market value if certain events occur.

        Accenture has various agreements in which it may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by Accenture under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by Accenture and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2005, management was not aware of any obligations arising under indemnification agreements that would require material payments.

        From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, Accenture and other

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture’s obligations for the performance of others is not expressly specified. As of May 31, 2005, Accenture estimates it had assumed an aggregate potential liability of approximately $1,232,905 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $119,300 if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph.

Legal Contingencies

        At May 31, 2005, Accenture or its present personnel had been named as a defendant in various litigation matters. All of these are civil in nature. Based on the present status of these litigation matters, the management of Accenture believes they will not ultimately have a material effect on the results of operations, financial position or cash flows of Accenture.

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

        The reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Revenues before reimbursements and operating income by reportable operating segment are as follows:

	Three Months Ended May 31,
	2005		2004
	Revenues before		Revenues before
	Reimbursements	Operating Income	Reimbursements	Operating Income
Communications & High Tech	$1,036,972	$222,520	$1,018,385	$145,241
Financial Services	909,421	163,218	752,600	106,090
Government	577,248	69,181	547,616	110,365
Products	932,680	117,381	811,548	141,965
Resources	620,564	99,648	554,620	69,496
Other	1,688	—	1,893	—

Total	$4,078,573	$671,948	$3,686,662	$573,157

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Nine Months Ended May 31,
	2005		2004
	Revenues before		Revenues before
	Reimbursements	Operating Income	Reimbursements	Operating Income
Communications & High Tech	$2,991,991	$510,345	$2,828,207	$279,761
Financial Services	2,575,450	385,697	2,046,180	271,909
Government	1,622,162	128,791	1,493,761	247,539
Products	2,646,272	301,240	2,228,075	371,817
Resources	1,781,449	275,977	1,647,515	216,700
Other	5,126	—	6,718	—

Total	$11,622,450	$1,602,050	$10,250,456	$1,387,726

        Reorganization benefits and restructuring costs were allocated to the reportable operating segments as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
Income (Expense)	2005	2004	2005	2004
Communications & High Tech	$15,493	$(486)	$22,649	$(5,774)
Financial Services	15,289	(420)	21,837	(5,088)
Government	9,626	(272)	14,171	(3,364)
Products	15,936	(437)	22,383	(5,034)
Resources	9,755	(321)	13,828	(3,716)

Total	$66,099	$(1,936)	$94,868	$(22,976)

11.	SUBSEQUENT EVENTS

        On May 4, 2005, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I shareholders that resulted in the redemption or purchase on June 7, 2005 of an aggregate of 17,712,575 Accenture SCA Class I common shares at a price of $22.64 per share. At the same time, a subsidiary of Accenture SCA purchased 324,287 Accenture Canada Holdings Inc. exchangeable shares at a price of $22.64 per share. The total cash outlay for these transactions was $408,355.

        On June 15, 2005, Accenture acquired the net assets of Capgemini’s North American Health practice for $175,000 in cash. As a result of the acquisition, approximately 600 Capgemini professionals have joined Accenture’s Products operating group in North America. The preliminary allocation of the purchase price is expected to be completed during the fourth quarter of fiscal 2005. The pro forma effects on Accenture’s operations are not material.

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

Disclosure Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in currency exchange rates, and the following factors:

•	Our results of operations are materially affected by economic conditions, levels of business activity and rates of change in the industries we serve.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our engagements with clients may not be profitable or may be terminated by our clients on short notice.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	The consulting, technology and outsourcing markets are highly competitive and the pace of consolidation, as well as vertical integration, among our competitors continues to increase. As a result, we may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•	We continue to achieve greater percentages of revenues and growth through outsourcing. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions or, in the case of more-standardized business process outsourcing services provided through our BPO businesses, from larger portfolios of clients for whom we provide similar services and solutions utilizing standard operating models. As our outsourcing business continues to grow, we may continue to experience increased pressure on our overall margins, particularly during the early stages of new outsourcing contracts.

•	On certain complex engagements where we partner with third parties, clients are increasingly demanding that we guarantee the performance of these third parties, whom we do not control. Regardless of whether we guarantee the performance of third parties, our own performance may nonetheless be impacted if other software or infrastructure providers cannot deliver their contributions in a timely manner.

•	If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or attain an unqualified report from our independent auditors as to our internal controls as required as of the end of the current fiscal year, our reputation, our financial results and the market price of our stock could suffer.

•	We may experience difficulties with new business and financial systems implemented as of September 1, 2004 that could disrupt our ability to timely and accurately process and report key components of our results of operations and financial condition, although, to date, we have not experienced any significant difficulties.

•	Recent tax legislation, future legislation and negative publicity related to Bermuda companies may lead to an increase in our tax burden or affect our relationships with our clients.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	If our alliances do not succeed, we may not be successful in implementing our growth strategy.

•	We may continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

•	The share price of Accenture Ltd Class A common shares may decline due to the large number of Class A common shares eligible for future sale.

•	We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute shareholders’ ownership in us.

•	We are registered in Bermuda, and a significant portion of our assets is located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the Federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

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

     Revenues before reimbursements for the three and nine months ended May 31, 2005 were $4.08 billion and $11.62 billion, respectively, compared with $3.69 billion and $10.25 billion, respectively, for the three and nine months ended May 31, 2004, increases of 11% and 13%, respectively, in U.S. dollars and 7% and 8%, respectively, in local currency terms.

     Outsourcing revenues before reimbursements for the three and nine months ended May 31, 2005 were $1.58 billion and $4.44 billion, respectively, compared with $1.36 billion and $3.80 billion, respectively, for the three and nine months ended May 31, 2004, increases of 16% and 17%, respectively, in U.S. dollars and 12% for both periods in local currency terms. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. The average size of most new outsourcing opportunities we see in the market continues to be smaller than those contracts we executed in the first nine months of fiscal 2004. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.

     Consulting revenues before reimbursements for the three and nine months ended May 31, 2005 were $2.50 billion and $7.18 billion, respectively, compared with $2.33 billion and $6.45 billion, respectively, for the three and nine months ended May 31, 2004, increases of 7% and 11%, respectively, in U.S. dollars and 4% and 6%, respectively, in local currency terms.

     As previously reported, we have certain contracts (the “NHS Contracts”) under which we have been engaged to design, develop and deploy new patient administration, assessment and care systems (the “Systems”) for the National Health Service in England (the “NHS”) and, subsequently, to provide ongoing operational services once these Systems have been deployed. Under the NHS Contracts, our ability to bill and collect for the unbilled services we have performed is subject to our ability to deploy the Systems’ components. To date, delays in deployment have resulted in lower-than-expected revenues, margins, billings and cash flows. We are also continuing to carry unbilled services on the NHS Contracts in amounts significantly above our initial estimates.

     We have agreed with the NHS upon deployment plans through December 31, 2005. We are continuing to work with the NHS on program plans for 2006 and beyond. We continue to expect aggregate losses on the NHS Contracts for this fiscal year to be $110 million to $150 million, and that client financing and other assets, net of deferred revenues, attributable to this client could total between $400 million and $460 million by our fiscal year end. We continue to expect contract losses for fiscal 2006, but at levels less than those expected for this fiscal year. We continue to expect further improved performance in fiscal 2007 and the contracts to achieve expected profitability over the remainder of their terms. The revenues and costs from the NHS Contracts are apportioned equally between our Government and Products operating groups.

     As a global company, our revenues are generated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the first nine months of fiscal 2005, the strengthening of various currencies versus the U.S. dollar continued to result in favorable currency translation and increased our reported revenues, operating expenses and operating income. If the U.S. dollar strengthens against other currencies, the resulting unfavorable currency translation could decrease our reported U.S. dollar revenues, operating expenses and operating income and also result in our reported U.S. dollar revenue growth being lower than our growth in local currency terms.

     The primary categories of operating expenses are cost of services, sales and marketing, and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and by non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services; the chargeability, or utilization, of our client-service workforces; and the level of non-payroll costs associated with the continuing accelerated growth of new outsourcing contracts. Chargeability represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business. Operating expenses also include reorganization benefits and costs and restructuring costs, which may vary substantially from quarter to quarter.

     Gross margins (revenues before reimbursements less cost of services before reimbursements) for the three months ended May 31, 2005 was 34.6% of revenues before reimbursements, compared with 35.4% for the three months ended May 31, 2004. This decrease was due primarily to the lower-than-expected margins attributable to delays under the NHS Contracts and a small number of delivery inefficiencies in certain operating groups, offset by lower variable compensation expense.

     Our cost-management strategy continues to be to anticipate changes in demand for our services and to identify cost-management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

     Attrition for the three months ended May 31, 2005 remained stable, at a rate comparable to that experienced in the second quarter of fiscal 2005. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our network of delivery centers and other capabilities around the world. We may need to continue to adjust compensation over the course of the year in certain industry segments, skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. These compensation adjustments and the additional costs of recruiting, hiring, training and assimilating increasing numbers of new employees could adversely affect our operating margins. Our ability to grow our business could also be adversely affected if we do not effectively assimilate substantial numbers of new employees into our workforces.

     Sales and marketing and general and administrative as a percentage of revenues before reimbursements remained flat at 20% for both the three and nine months ended May 31, 2005 and 2004.

     Operating income as a percentage of revenues before reimbursements remained flat at 16% for the three months ended May 31, 2005 compared with the three months ended May 31, 2004. Excluding the effects of reorganization, operating income as a percentage of revenues before reimbursements for the three months ended May 31, 2005 decreased 0.7 percentage points compared with the three months ended May 31, 2004. Operating income as a percentage of revenues before reimbursements remained flat at 14% for the nine months ended May 31, 2005 compared with the nine months ended May 31, 2004. Excluding the effects of reorganization, operating income as a percentage of revenues before reimbursements for the nine months ended May 31, 2005 decreased 0.8 percentage points compared with the nine months ended May 31, 2004.

New Contract Bookings and Backlog

     New contract bookings for the three months ended May 31, 2005 were $3,964 million, an increase of $571 million, or 17%, over the three months ended May 31, 2004, with consulting bookings increasing 18%, to $2,532 million, and outsourcing bookings increasing 15%, to $1,432 million. New contract bookings for the nine months ended May 31, 2005 were $12,869 million, a decrease of $3,224 million, or 20%, from the nine months ended May 31, 2004, with consulting bookings increasing 3% and outsourcing bookings decreasing 38%. The decreases in new contract bookings were partially attributable to the signing of the two large NHS Contracts in the second quarter of fiscal 2004, which significantly increased new contract bookings for the nine months ended May 31, 2004. The size and scope of many of our new outsourcing contract bookings have decreased when compared to new outsourcing contract bookings for the nine months ended May 31, 2004.

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

Critical Accounting Policies and Estimates

     For a description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended August 31, 2004.

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

     Revenues for each of our operating groups, geographic regions and types of work are as follows:

				Percent	Percent of Total Revenues
				Increase	Before Reimbursements for
	Three Months Ended		Percent	(Decrease)	the Three Months Ended
	May 31,		Increase	Local	May 31,
	2005	2004	US$	Currency	2005	2004
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,037	$1,018	2%	(1%)	26%	28%
Financial Services	909	753	21	16	22	20
Government	577	548	5	2	14	15
Products	933	812	15	11	23	22
Resources	621	555	12	7	15	15
Other	2	1	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	4,079	3,687	11	7	100%	100%

Reimbursements	419	363	15

TOTAL REVENUES	$4,498	$4,050	11%

GEOGRAPHY
Americas	$1,723	$1,637	5%	4%	42%	45%
EMEA(1)	2,086	1,785	17	10	51	48
Asia Pacific	270	265	2	—	7	7

TOTAL Revenues Before Reimbursements	4,079	3,687	11	7	100%	100%

Reimbursements	419	363	15

TOTAL REVENUES	$4,498	$4,050	11%

TYPE OF WORK
Consulting	$2,498	$2,327	7%	4%	61%	63%
Outsourcing	1,581	1,360	16	12	39	37

TOTAL Revenues Before Reimbursements	4,079	3,687	11	7	100%	100%

Reimbursements	419	363	15

TOTAL REVENUES	$4,498	$4,050	11%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

					Percent of Total Revenues
				Percent	Before Reimbursements for
	Nine Months Ended		Percent	Increase	the Nine Months Ended
	May 31,		Increase	Local	May 31,
	2005	2004	US$	Currency	2005	2004
	(in millions)
OPERATING GROUPS
Communications & High Tech	$2,992	$2,828	6%	2%	26%	28%
Financial Services	2,576	2,046	26	19	22	20
Government	1,622	1,494	9	5	14	14
Products	2,646	2,228	19	14	23	22
Resources	1,781	1,648	8	3	15	16
Other	5	6	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	11,622	10,250	13	8	100%	100%

Reimbursements	1,163	1,057	10

TOTAL REVENUES	$12,785	$11,307	13%

GEOGRAPHY
Americas	$4,807	$4,630	4%	3%	41%	45%
EMEA(1)	6,000	4,910	22	13	52	48
Asia Pacific	815	710	15	11	7	7

TOTAL Revenues Before Reimbursements	11,622	10,250	13	8	100%	100%

Reimbursements	1,163	1,057	10

TOTAL REVENUES	$12,785	$11,307	13%

TYPE OF WORK
Consulting	$7,183	$6,448	11%	6%	62%	63%
Outsourcing	4,439	3,802	17	12	38	37

TOTAL Revenues Before Reimbursements	11,622	10,250	13	8	100%	100%

Reimbursements	1,163	1,057	10

TOTAL REVENUES	$12,785	$11,307	13%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

Three Months Ended May 31, 2005 Compared to Three Months Ended May 31, 2004

Revenues

Operating Groups

     Our Communications & High Tech operating group achieved revenues before reimbursements of $1,037 million for the three months ended May 31, 2005, compared with $1,018 million for the three months ended May 31, 2004, an increase of 2% in U.S. dollars and a decrease of 1% in local currency terms. The decrease in local currency revenues was due to a substantial reduction, which began in the fourth quarter of fiscal 2004, in the scope of our outsourcing work with a major telecommunications client as a result of that client’s changing business strategies. This decrease was partially offset by continued outsourcing revenue growth in nearly all our regions and industry groups and by increases in consulting revenues in our Americas and Europe, Middle East and Africa (“EMEA”) regions.

     Our Financial Services operating group achieved revenues before reimbursements of $909 million for the three months ended May 31, 2005, compared with $753 million for the three months ended May 31, 2004, an increase of 21% in U.S. dollars and 16% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. This growth was driven by the strength of our business in both the Americas and EMEA regions, particularly in the United Kingdom, and in our Insurance and Banking industry groups, partially offset by a decline in our Capital Markets industry group’s revenues.

     Our Government operating group achieved revenues before reimbursements of $577 million for the three months ended May 31, 2005, compared with $548 million for the three months ended May 31 2004, an increase of 5% in U.S. dollars and 2% in local currency terms. The increase in revenues was driven by strong outsourcing growth in all regions. This growth was partially offset by a decline in consulting revenues in our Americas and EMEA regions.

     Our Products operating group achieved revenues before reimbursements of $933 million for the three months ended May 31, 2005, compared with $812 million for the three months ended May 31, 2004, an increase of 15% in U.S. dollars and 11% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. Our Retail & Consumer industry group in the Americas and our Health Services and Transportation & Travel Services industry groups were the strongest contributors to the revenue growth.

     Our Resources operating group achieved revenues before reimbursements of $621 million for the three months ended May 31, 2005, compared with $555 million for the three months ended May 31, 2004, an increase of 12% in U.S. dollars and 7% in local currency terms. Strong growth in our EMEA region, in all industry groups, more than offset a slight decline in our North America region.

Geography

     Our Americas region achieved revenues before reimbursements for the three months ended May 31, 2005 of $1,723 million, compared with $1,637 million for the three months ended May 31, 2004, an increase of 5% in U.S. dollars and 4% in local currency terms. Contributing to this growth was our business in the United States.

     Our EMEA region achieved revenues before reimbursements for the three months ended May 31, 2005 of $2,086 million, compared with $1,785 million for the three months ended May 31, 2004, an increase of 17% in U.S. dollars and 10% in local currency terms. A key contributor to this growth was our business in the United Kingdom, where revenues before reimbursements grew 15% in U.S. dollars and 11% in local currency terms over the same period in fiscal 2004, due primarily to certain large contracts sold there in fiscal 2004. Also contributing to the strong growth in EMEA was our business in Germany, Italy, the Netherlands and Spain.

     Our Asia Pacific region achieved revenues before reimbursements for the three months ended May 31, 2005 of $270 million, compared with $265 million for the three months ended May 31, 2004, an increase of 2% in U.S. dollars and remained flat in local currency terms. Growth in Australia and India was offset by a decrease in Japan.

Operating Expenses

     Operating expenses for the three months ended May 31, 2005 were $3,826 million, an increase of $349 million, or 10%, over the three months ended May 31, 2004. Operating expenses before reimbursements as a percentage of revenues before reimbursements remained flat at 84% for the three months ended May 31, 2005 and 2004. Excluding the effects of reorganization, operating expenses before reimbursements as a percentage of revenues before reimbursements would have increased 0.7 percentage points for the three months ended May 31, 2005 compared with the three months ended May 31, 2004.

     The strengthening of various currencies against the U.S. dollar increased our reported operating expenses for the three months ended May 31, 2005 compared with the three months ended May 31, 2004 and partially offset corresponding increases in reported revenues.

     During the three months ended May 31, 2005, we recorded $14 million of variable compensation expense, compared with $93 million of variable compensation expense recorded for the three months ended May 31, 2004.

Cost of Services

     Cost of services for the three months ended May 31, 2005 was $3,088 million, an increase of $345 million, or 13%, over the three months ended May 31, 2004, and increased as a percentage of revenues to 69% from 68% during this period. Cost of services before reimbursable expenses for the three months ended May 31, 2005 was $2,669 million, an increase of $289 million, or 12%, over the three months ended May 31, 2004 and remained flat as a percentage of revenues before reimbursements at 65% during this period. Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements decreased to 34.6% from 35.4% during this period.

     The increase in cost of services and the decrease in gross margins as a percentage of revenues before reimbursements was due primarily to the lower-than-expected margins attributable to delays under the NHS Contracts and a small number of delivery inefficiencies in certain operating groups, offset by lower variable compensation expense.

Sales and Marketing

     Sales and marketing expense for the three months ended May 31, 2005 was $421 million, an increase of $30 million, or 8%, over the three months ended May 31, 2004 and decreased as a percentage of revenues before reimbursements to 10% for the three months ended May 31, 2005, from 11% for the three months ended May 31, 2004.

General and Administrative Costs

     General and administrative costs for the three months ended May 31, 2005 were $382 million, an increase of $42 million, or 12%, over the three months ended May 31, 2004 and remained flat as a percentage of revenues before reimbursements at 9% during this period.

Reorganization (Benefits) and Restructuring Costs

     During the three months ended May 31, 2005, Accenture recorded net reorganization benefits of $66 million. The current year benefit was primarily driven by final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. At May 31, 2005, the remaining liability for reorganization costs was $380 million, of which $78 million was classified as current liabilities because final determinations could occur within 12 months.

Operating Income

     Operating income for the three months ended May 31, 2005 was $672 million, an increase of $99 million, or 17%, over the three months ended May 31, 2004 and remained flat as a percentage of revenues before reimbursements at 16% during this period. Excluding the effects of reorganization, operating income as a percentage of revenues before reimbursements would have decreased 0.7 percentage points for the three months ended May 31, 2005 compared with the three months ended May 31, 2004.

     Operating income for each of the operating groups was as follows:

	Three Months Ended May 31,
				Increase (Decrease)
			Increase	Excluding
	2005	2004	(Decrease)	Reorganization
	(in millions)
Communications & High Tech	$223	$145	$78	$62
Financial Services	163	106	57	41
Government	69	110	(41)	(51)
Products	117	142	(25)	(41)
Resources	100	70	30	20

Total	$672	$573	$99	$31

     Reorganization benefits and costs were allocated to the reportable operating groups as follows:

	Three Months Ended May 31,
Income (Expense)	2005	2004	Increase
		(in millions)
Communications & High Tech	$15.5	$(0.5)	$16.0
Financial Services	15.3	(0.4)	15.7
Government	9.6	(0.3)	9.9
Products	15.9	(0.4)	16.3
Resources	9.8	(0.3)	10.1

Total	$66.1	$(1.9)	$68.0

     Excluding the effects of reorganization, operating income for the three months ended May 31, 2005 increased by $31 million over the three months ended May 31, 2004, reflecting increases in Communications & High Tech, Financial Services and Resources, which were partially offset by decreases in Government and Products. The following commentary excludes the effects of reorganization:

•	Communications & High Tech operating income increased primarily due to lower-than-expected margins on three contracts in the third quarter of fiscal 2004 and higher gross margins in the third quarter of fiscal 2005, reflecting a higher proportion of consulting revenues and improved margins on outsourcing.

•	The increase in Financial Services operating income reflected a 21% increase in revenues before reimbursements and improved margins.

•	Government operating income decreased partly due to lower-than-expected margins attributable to temporary delays under the NHS Contracts, delivery inefficiencies on a small number of other contracts, and a favorable contract settlement in fiscal 2004.

•	Products operating income decreased, due to lower-than-expected margins attributable to temporary delays under the NHS Contracts, delivery inefficiencies on a small number of other contracts, and the continued shift in the mix of our business toward outsourcing.

•	The increase in Resources operating income was driven by improved pricing and reduced delivery costs.

     The NHS Contracts will continue to adversely affect the operating income of our Government and Products operating groups for the remainder of this fiscal year and, to a lesser extent, for fiscal 2006.

Interest Income

     Interest income for the three months ended May 31, 2005 was $29 million, an increase of $13 million, or 77%, over the three months ended May 31, 2004. The increase resulted from an increase in interest rates, and an increase in average investment (short-term and non-current) and average client financing balances during the three months ended May 31, 2005, compared with the average balances for the three months ended May 31, 2004.

Other (Expense) Income

     Other expense for the three months ended May 31, 2005 was $11 million, compared with $19 million for the three months ended May 31, 2004. The decrease in other expense was primarily due to a decrease in net foreign currency exchange losses in fiscal 2005 compared with fiscal 2004.

Provision for Income Taxes

     The effective tax rates for the three months ended May 31, 2005 and 2004 were 29.4% and 34.8%, respectively. The effective tax rate of 29.4% includes the effect of the reduction in the annual effective tax rate for fiscal 2005 to 31.1% from 32.3% due to a reduction in reorganization liabilities. The decrease in reorganization liabilities has the effect of increasing pre-tax income in fiscal 2005 without a corresponding increase in the provision for income taxes. Also, during the three months ended May 31, 2005, Accenture had a final determination of income tax issues related to our transition to a corporate structure in fiscal 2001 as well as revisions to various income tax reserves as a result of updates to estimates of current and prior year income tax exposures in various tax jurisdictions.

Minority Interest

     Minority interest for the three months ended May 31, 2005 was $181 million, an increase of $22 million, or 14%, over the three months ended May 31, 2004. The increase was primarily due to an increase in income before minority interest of $117 million, partially offset by a reduction in the minority’s average ownership interest to 37% at May 31, 2005 from 43% at May 31, 2004.

Earnings Per Share

     Diluted earnings per share for the three months ended May 31, 2005 were $0.51, compared with $0.37 for the three months ended May 31, 2004. For the three months ended May 31, 2005, net reorganization benefits of $66 million increased diluted earnings per share by $0.07. For information regarding our earnings per share calculation, please see Footnote 3, “Earnings Per Share,” to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Nine Months Ended May 31, 2005 Compared to Nine Months Ended May 31, 2004

Revenues

Operating Groups

     Our Communications & High Tech operating group achieved revenues before reimbursements of $2,992 million for the nine months ended May 31, 2005, compared with $2,828 million for the nine months ended May 31, 2004, an increase of 6% in U.S. dollars and 2% in local currency terms. The increase was primarily due to growth in consulting revenues across all industry groups and geographic regions. Outsourcing revenue growth in nearly all our regions and industry groups was more than offset by a substantial reduction, which began in the fourth quarter of fiscal 2004, in the scope of our work with a major telecommunications client as a result of that client’s changing business strategies.

     Our Financial Services operating group achieved revenues before reimbursements of $2,576 million for the nine months ended May 31, 2005, compared with $2,046 million for the nine months ended May 31, 2004, an increase of 26% in U.S. dollars and 19% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. This growth was driven by the strength of our business in both the Americas and EMEA regions, particularly in the United Kingdom, and in our Insurance and Banking industry groups.

     Our Government operating group achieved revenues before reimbursements of $1,622 million for the nine months ended May 31, 2005, compared with $1,494 million for the nine months ended May 31, 2004, an increase of 9% in U.S. dollars and 5% in local currency terms. Results were driven by strong growth with clients in our EMEA and Asia Pacific regions, which was partially offset by a decrease in consulting revenues from clients in the Americas.

     Our Products operating group achieved revenues before reimbursements of $2,646 million for the nine months ended May 31, 2005, compared with $2,228 million for the nine months ended May 31, 2004, an increase of 19% in U.S. dollars and 14% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. All industry groups, particularly our Retail & Consumer industry group, contributed to the strong outsourcing revenue growth, whereas our Health Services and Retail & Consumer industry groups contributed to consulting revenue growth.

     Our Resources operating group achieved revenues before reimbursements of $1,781 million for the nine months ended May 31, 2005, compared with $1,648 million for the nine months ended May 31, 2004, an increase of 8% in U.S. dollars and 3% in local currency terms. Strong growth in our EMEA region, in the Energy, Chemicals, Metals & Mining and Forest Products industry groups, more than offset a decline in revenues in our North America region.

Geography

     Our Americas region achieved revenues before reimbursements for the nine months ended May 31, 2005 of $4,807 million, compared with $4,630 million for the nine months ended May 31, 2004, an increase of 4% in U.S. dollars and 3% in local currency terms. Contributing to this growth was our business in the United States and Brazil.

     Our EMEA region achieved revenues before reimbursements for the nine months ended May 31, 2005 of $6,000 million, compared with $4,910 million for the nine months ended May 31, 2004, an increase of 22% in U.S. dollars and 13% in local currency terms. A key contributor to this growth was our business in the United Kingdom, where revenues before reimbursements grew 31% in U.S. dollars and 22% in local currency terms over the same period in fiscal 2004. The growth in the United Kingdom was primarily due to certain large contracts that were sold during fiscal 2004. Also contributing to the strong growth in EMEA was our business in Germany, Italy, the Netherlands and Spain.

     Our Asia Pacific region achieved revenues before reimbursements for the nine months ended May 31, 2005 of $815 million, compared with $710 million for the nine months ended May 31, 2004, an increase of 15% in U.S. dollars and 11% in local currency terms. Our business in Australia and in India contributed to the increase in revenues.

Operating Expenses

     Operating expenses for the nine months ended May 31, 2005 were $11,183 million, an increase of $1,264 million, or 13%, over the nine months ended May 31, 2004. Operating expenses before reimbursements as a percentage of revenues before reimbursements remained flat at 86% during this period. Excluding the effects of reorganization and restructuring, operating expenses before reimbursements as a percentage of revenues before reimbursements would have increased 0.8 percentage points for the nine months ended May 31, 2005 compared with the nine months ended May 31, 2004.

     The strengthening of various currencies against the U.S. dollar increased our reported operating expenses for the nine months ended May 31, 2005 compared with the nine months ended May 31, 2004 and partially offset corresponding increases in reported revenues.

     During the nine months ended May 31, 2005, we recorded $56 million of net variable compensation expense, including a reduction of $8 million related to finalization of estimated payouts accrued for fiscal 2004, compared with $153 million of net variable compensation expense, including a reduction of $4 million related to fiscal 2003, for the nine months ended May 31, 2004.

Cost of Services

     Cost of services for the nine months ended May 31, 2005 was $8,986 million, an increase of $1,187 million, or 15%, over the nine months ended May 31, 2004, and increased as a percentage of revenues to 70% from 69% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2005 was $7,823 million, an increase of $1,080 million, or 16%, over the nine months ended May 31, 2004, and increased as a percentage of revenues before reimbursements to 67% from 66% during this period. Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements decreased to 32.7% from 34.2% during this period.

     The increase in cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to lower-than-expected margins attributable to delays under the NHS Contracts and incurred and expected cost overruns associated with the development of reusable assets in connection with certain client contracts. To a lesser extent, a number of delivery inefficiencies, including continuing staffing costs and higher subcontractor usage, also contributed to this decrease.

Sales and Marketing

     Sales and marketing expense for the nine months ended May 31, 2005 was $1,157 million, an increase of $57 million, or 5%, over the nine months ended May 31, 2004, and decreased as a percentage of revenues before reimbursements to 10% from 11% during this period.

General and Administrative Costs

     General and administrative costs for the nine months ended May 31, 2005 were $1,135 million, an increase of $139 million, or 14%, over the nine months ended May 31, 2004 and remained flat as a percentage of revenues before reimbursements at 10% during this period.

Reorganization (Benefits) and Restructuring Costs

     During the nine months ended May 31, 2005 and 2004, Accenture recorded net reorganization benefits of $95 million and $84 million, respectively, primarily driven by final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. At May 31, 2005, the remaining liability for reorganization costs was $380 million, of which $78 million was classified as current liabilities because final determinations could occur within 12 months.

     During the nine months ended May 31, 2004, Accenture recorded restructuring costs of $107 million relating to the Company’s global consolidation of office space, primarily in the United States and United Kingdom. These costs include losses on operating leases and write-downs of related assets such as leasehold improvements resulting form abandoned office space. No restructuring costs were recorded for the nine months ended May 31, 2005.

Operating Income

     Operating income for the nine months ended May 31, 2005 was $1,602 million, an increase of $214 million, or 15%, over the nine months ended May 31, 2004 and remained flat as a percentage of revenues before reimbursements at 14% during this period. Excluding the effects of reorganization and restructuring, operating income as a percentage of revenues before reimbursements would have decreased 0.8 percentage points for the nine months ended May 31, 2005, compared with the nine months ended May 31, 2004.

     Operating income for each of the operating groups was as follows:

	Nine Months Ended May 31,
				Increase (Decrease)
				Excluding
			Increase	Reorganization and
	2005	2004	(Decrease)	Restructuring
	(in millions)
Communications & High Tech	$510	$280	$230	$201
Financial Services	386	272	114	87
Government	129	248	(119)	(136)
Products	301	371	(70)	(97)
Resources	276	217	59	41

Total	$1,602	$1,388	$214	$96

     Reorganization benefits and restructuring costs were allocated to the reportable operating groups as follows:

	Nine Months Ended May 31,
Income (Expense)	2005	2004	Increase
	(in millions)
Communications & High Tech	$23	$(6)	$29
Financial Services	22	(5)	27
Government	14	(3)	17
Products	22	(5)	27
Resources	14	(4)	18

Total	$95	$(23)	$118

     Excluding the effects of reorganization and restructuring, operating income increased by $96 million, reflecting increases in Communications & High Tech, Financial Services and Resources, which were partially offset by decreases in Government and Products. The following commentary excludes the effects of reorganization and restructuring:

•	Communications & High Tech operating income increased primarily due to lower-than-expected margins on three contracts in fiscal 2004 and higher gross margins in fiscal 2005, reflecting a higher proportion of consulting revenues.

•	The increase in Financial Services operating income reflected a 26% increase in revenues before reimbursements and improved margins.

•	Government operating income decreased partly due to lower-than-expected margins attributable to temporary delays under the NHS Contracts, cost overruns associated with the development of reusable assets in connection with certain client contracts, delivery inefficiencies on a small number of other contracts and a favorable contract settlement in fiscal 2004.

•	Products operating income decreased, due to lower-than-expected margins attributable to temporary delays under the NHS Contracts, delivery inefficiencies on a small number of other contracts, and the continued shift in the mix of our business toward outsourcing.

•	The increase in Resources operating income was driven by improved pricing and reduced delivery costs.

     The NHS Contracts will continue to adversely affect the operating income of our Government and Products operating groups for the remainder of this fiscal year and, to a lesser extent, for fiscal 2006.

Gain on Investments, Net

     Gain on investments, net for the nine months ended May 31, 2005 was $19 million, an increase of $15 million over the nine months ended May 31, 2004. This reflects a gain on our retained interests in our venture and investment portfolio, which we sold in fiscal 2003.

Interest Income

     Interest income for the nine months ended May 31, 2005 was $77 million, an increase of $35 million, or 84%, over the nine months ended May 31, 2004. The increase resulted from an increase in interest rates, and an increase in average investment (short-term and non-current) and average client financing balances during the nine months ended May 31, 2005 compared with the average balances for the nine months ended May 31, 2004.

Other (Expense) Income

     Other expense for the nine months ended May 31, 2005 was $16 million, compared with other income of $1 million for the nine months ended May 31, 2004. The decrease in other income was primarily due to net foreign currency exchange losses in fiscal 2005 compared with net foreign currency exchange gains in fiscal 2004.

Provision for Income Taxes

     The effective tax rates for the nine months ended May 31, 2005 and 2004 were 31.1% and 34.8%, respectively. The fiscal 2005 annual effective tax rate declined to 31.1% from 32.3% as a result of a reduction in reorganization liabilities. The decrease in reorganization liabilities has the effect of increasing pre-tax income in fiscal 2005 without a corresponding increase in the provision for income taxes. Also, during the nine months ended May 31, 2005, Accenture had final determinations of income tax issues related to our transition to the corporate structure in fiscal 2001, as well as revisions to various income tax reserves as a result of updates to estimates of current and prior year income tax exposures in various tax jurisdictions. The fiscal 2004 effective tax rate was 32.0%.

Minority Interest

     Minority interest for the nine months ended May 31, 2005 was $435 million, an increase of $19 million, or 5%, over the nine months ended May 31, 2004. The increase was primarily due to an increase in income before minority interest of $223 million, partially offset by a reduction in the minority’s average ownership interest to 38% at May 31, 2005 from 45% at May 31, 2004.

Earnings Per Share

     Diluted earnings per share for the nine months ended May 31, 2005 were $1.18, compared with $0.92 for the nine months ended May 31, 2004. For the nine months ended May 31, 2005, reorganization benefits of $95 million increased diluted earnings per share by $0.09. For the nine months ended May 31, 2004, reorganization benefits had the effect of increasing diluted earnings per share by $0.08 and restructuring costs had the effect of reducing diluted earnings per share by $0.07. For information regarding our earnings per share calculation, please see Footnote 3, “Earnings Per Share,” to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

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

     At May 31, 2005, cash and cash equivalents of $2,773 million combined with $704 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $3,477 million. Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Nine Months Ended May 31,
	2005	2004	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$1,320	$1,362	$(42)
Investing activities	(271)	(798)	527
Financing activities	(845)	592	(1,437)
Effect of exchange rate changes on cash and cash equivalents	16	26	(10)

Net increase in cash and cash equivalents	$220	$1,182	$(962)

     Operating Activities. The $42 million decrease in cash provided was primarily due to planned variable compensation payments of $216 million, partially offset by an increase in net income. Increases in net client balances, due primarily to growth in revenues and an increase in total client financing, were offset by an increase in accounts payable.

     Investing Activities. The $527 million decrease in cash used was primarily due to a decrease in net purchases of marketable securities. We expect that our capital expenditures will be approximately $350 million in fiscal 2005.

     Financing Activities. The $1,437 million increase in cash used was primarily driven by common share issuance and purchase activity. The nine months ended May 31, 2004 includes $988 million of proceeds from a secondary offering, which was subsequently disbursed on June 3, 2004 to redeem Accenture SCA Class I common shares.

     At May 31, 2005, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

Facility
Amount
(in millions)
Syndicated loan facility	$1,500
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	251
Local guaranteed and non-guaranteed lines of credit	223
Total	$1,974

     At May 31, 2005, we had $11 million of short-term borrowings outstanding under these various facilities. We continue to be in compliance with the terms of these facilities.

     In addition to the short-term borrowings noted above, at May 31, 2005 and August 31, 2004, we had total outstanding debt of $60 million and $49 million, respectively, which was primarily incurred in conjunction with our ownership of Accenture HR Services.

     In isolated circumstances, we agree to extend financing to clients. The terms vary by contract, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. Information pertaining to client financing is as follows:

	May 31,	August 31,
	2005	2004
	(in millions, except number of clients)
Number of clients	33	40
Client financing included in current unbilled services	$332	$243
Client financing included in non-current unbilled services	402	212

Total client financing	$734	$455

     The increase in client financing from August 31, 2004 was primarily due to balances increasing at certain large contracts that were signed in fiscal 2004, including the NHS Contracts.

Share Purchases and Redemptions

     From time to time Accenture purchases Accenture shares through the Company’s open-market purchase program and also purchases, redeems and exchanges Accenture shares held by partners, former partners and their permitted transferees. Accenture also purchases, pursuant to our RSU Sell-Back Program, certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. For a complete description of our share purchase and redemption activity for the three months ended May 31, 2005, see Item 2 of Part II, “Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities.”

Open-Market Purchases

     Since April 2002, Accenture Ltd has conducted a publicly announced, open-market share purchase program for Accenture Ltd Class A common shares. These purchased shares are currently utilized to provide for select employee benefits, such as equity awards to our partners. These shares are held by one or more subsidiaries of Accenture Ltd and are treated as treasury shares. During the nine months ended May 31, 2005, an aggregate of 18,588,970 Accenture Ltd Class A common shares were purchased for an aggregate purchase price of $430 million.

Share Management Plan and RSU Sell-Back Program Transactions

     For a more detailed description of our Share Management Plan, see “Certain Transactions and Relationships—Share Management Plan” in our Annual Report on Form 10-K for the year ended August 31, 2004 and “Annex C: Share Management Plan” in our proxy statement for the 2005 annual general meeting of shareholders.

     As we have previously announced through our Share Management Plan, we intend for the remainder of fiscal 2005 to allow quarterly transactions to provide our partners, former partners and their permitted transferees with the opportunity to dispose of those shares that are currently eligible for transfer under the terms of the various transfer restrictions applicable to them. We do not expect to permit the aggregate number of Accenture Ltd Class A common shares sold in any quarterly transaction in fiscal 2005 to exceed the average weekly volume of trading in the Accenture Ltd Class A common shares on the New York Stock Exchange for the four weeks prior to the start of these transactions. Based on recent weekly trading volumes and the methodology we use to determine the size of offers made to our partners, former partners and their permitted transferees who hold Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, in any future quarterly transaction we could expect to offer to purchase or redeem numbers of shares no greater than the numbers of shares offered in our June 7, 2005 transactions.

     On February 1, 2005, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase on March 7, 2005 of an aggregate of 18,745,917 Accenture SCA Class I common shares at a price of $26.30 per share. At the same time, a subsidiary of Accenture SCA purchased 314,038 Accenture Canada Holdings Inc. exchangeable shares at a price of $26.30 per share. The total cash outlay for these transactions was $501 million. During the nine months ended May 31, 2005, $21 million was used to facilitate purchases and redemptions of 914,838 Accenture SCA Class I common shares at the request of former partners and the estates of deceased partners in accordance with the terms of the Articles of Association of Accenture SCA.

     During the nine months ended May 31, 2005, Accenture purchased 204,351 Accenture Ltd Class A common shares under the RSU Sell-Back Program for an aggregate purchase price of $5 million.

Other Redemptions and Purchases

     During the nine months ended May 31, 2005, Accenture acquired 592,530 Accenture Ltd Class A common shares from employees electing net share delivery under the Accenture Ltd 2001 Employee Share Purchase Plan and Accenture Ltd 2001 Share Incentive Plan for a cost of $14 million.

Subsequent Developments

     On May 4, 2005, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I shareholders that resulted in the redemption or purchase on June 7, 2005 of an aggregate of 17,712,575 Accenture SCA Class I common shares at a price of $22.64 per share. At the same time, a subsidiary of Accenture SCA purchased 324,287 Accenture Canada Holdings Inc. exchangeable shares at a price of $22.64 per share. The total cash outlay for these transactions was $408 million.

     On June 15, 2005, Accenture acquired the net assets of Capgemini’s North American Health practice for $175 million in cash. As a result of the acquisition, approximately 600 Capgemini professionals have joined Accenture’s Products operating group in North America. The preliminary allocation of the purchase price is expected to be completed during the fourth quarter of fiscal 2005. The pro forma effects on Accenture’s operations are not material.

     On June 28, 2005, Accenture SCA held an Extraordinary Meeting of Shareholders, as more fully described in an information statement filed with the SEC on June 8, 2005. Accenture SCA’s shareholders approved all of the items considered at the meeting. Among other things, the shareholders approved certain amendments to the rights of the Class II common shares held by Accenture Ltd, as well as the creation of a new class of common shares to be known as “Class III common shares” (and various lettered, sub-series of that class) into which all Accenture SCA Class I common shares held by the Company and its affiliates (and all various lettered, sub-series of that class) would be reclassified. After giving effect to this approved proposal, all outstanding Accenture SCA Class I common shares will be held only by our partners, former partners and their permitted transferees.

     The amendment of the existing Accenture SCA Class II common shares, the creation of the Accenture SCA Class III common shares (and all lettered sub-series of that class), or the reclassification of the Accenture SCA Class I common shares currently held by Accenture Ltd and its subsidiaries will not have any effect on the number of shares outstanding for purposes of computing the Company’s earnings per share, the effective voting control that the Company, as general partner of Accenture SCA, holds over Accenture SCA, or any other rights attributable to the Company’s current shareholdings in Accenture SCA.

     On July 1, 2005, Accenture implemented a new senior executive trading policy that, among other things, will affect how our partners may dispose of shares they acquired in connection with our transition to a corporate structure in 2001. The policy will replace our Share Management Plan in our 2006 fiscal year. For more information on this policy see “Annex C: Share Management Plan” in our proxy statement for the 2005 annual general meeting of shareholders.

Off-Balance Sheet Arrangements

     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to the client. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, please see Footnote 9, Commitments and Contingencies, to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Newly Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005.

     Accenture expects to adopt SFAS No. 123R on September 1, 2005, using the Statement’s modified prospective application method. Adoption of SFAS No. 123R will not affect Accenture’s cash flows or financial position, but it will reduce reported income and earnings per share because Accenture currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s employee stock option and employee share purchase plans.

     Specifically, adopting SFAS No. 123R will result in Accenture recording compensation expense for employee stock options and employee share purchase rights. Had Accenture expensed employee stock options and employee share purchase rights under SFAS No. 123 for the three and nine months ended May 31, 2005, the following reported items would have been reduced: income before income taxes by $66 million and $148 million, respectively; income before minority interest by $46 million and $104 million, respectively; net income by $29 million and $65 million, respectively; and diluted earnings per share by $0.05 and $0.11, respectively. If Accenture were to expense employee stock options and employee share purchase rights under SFAS No. 123 for the full fiscal year, we estimate that the related pre-tax expense would be in the range of $205 to $215 million for fiscal 2005, reducing earnings per share by $0.15 to $0.16. We currently estimate our pre-tax stock option and employee share purchase rights expense for fiscal 2006 to be in the range of $110 to $125 million. We expect the reduction in stock option and employee share purchase plan expense to be partially offset by increased restricted share unit expense as we expect to increase the use of restricted share units and reduce the use of stock options in our employee incentive awards for fiscal 2006.

     In addition, at September 1, 2005, upon adoption of SFAS No. 123R using the modified prospective application method, Accenture will recognize a one-time pre-tax gain of $15 million to $30 million, or approximately $0.01 to $0.02 per share, representing the reversal of compensation costs recorded in prior years for restricted share units that are not expected to vest due to future forfeitures. This gain will be recorded as a separate line item on the face of the income statement, net of tax and minority interest, as a cumulative effect of a change in accounting principle.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three and nine months ended May 31, 2005, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2004, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of Accenture Ltd’s Annual Report on Form 10-K for the year ended August 31, 2004.

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

     The following table provides information relating to the Company’s purchases of Accenture Ltd Class A common shares and Class X common shares for the third quarter of fiscal 2005. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

				Approximate Dollar
				Value of Shares that
			Total Number of Shares	May Yet Be Purchased
			Purchased as Part of	Under Publicly
	Total Number of	Average Price	Publicly Announced	Announced Plans or
Period	Shares Purchased	Paid per Share	Plans or Programs(1)(2)	Programs
	(in thousands, except share and per share amounts)
March 1, 2005 – March 31, 2005
Class A common shares	66,513	$24.32	—	$1,043,550
Class X common shares	19,285,674	$0.0000225	—	—
April 1, 2005 – April 30, 2005
Class A common shares	6,323,880	$22.22	6,319,245	$903,160
Class X common shares	588,183	$0.0000225	—	—
May 1, 2005 – May 31, 2005
Class A common shares	6,691,185	$22.05	6,440,645	$761,087
Class X common shares	—	—	—	—
Total
Class A common shares(1)(2)(3)	13,081,578	$22.14	12,759,890
Class X common shares(4)	19,873,857	$0.0000225	—

(1)	Since April 2002, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the third quarter of fiscal 2005, 12,713,970 Accenture Ltd Class A common shares were purchased under this program. To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $1.6 billion for use in these open-market share purchases. In accordance with the prior direction from the Board of Directors of Accenture Ltd, transaction fees paid by our partners, former partners and their permitted transferees related to purchases, redemptions and exchanges of their shares have been made available for use toward open-market purchases of Accenture Ltd Class A common shares. At May 31, 2005, an aggregate of $631 million remained available for these open-market share purchases. The open-market purchase program does not have an expiration date.

(2)	In July 2002, we publicly announced our RSU Sell-Back Program, whereby we offer to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. The Board of Directors of Accenture Ltd has authorized funds for this purpose, and $181 million was set aside under this program. During the third quarter of fiscal 2005, 45,920 Accenture Ltd Class A common shares were purchased under this program. At May 31, 2005, approximately $130 million remained available for purchases under this program. These purchases are not made on the open market and this program does not have an expiration date.

(3)	During the third quarter of fiscal 2005, Accenture purchased 321,688 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These unrelated transactions consisted of the acquisition of Accenture Ltd Class A common shares from employees via share withholding for payroll taxes obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under the Company’s various employee equity share plans.

(4)	During the third quarter of fiscal 2005, the Company redeemed 19,873,857 Accenture Ltd Class X common shares in accordance with its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares

     The following table provides additional information relating to the purchase and redemption of Class I common shares of Accenture SCA, one of the Company’s subsidiaries, for the third quarter of fiscal 2005. The Company’s management believes the following table and footnotes provide useful information regarding the share purchase and redemption activity of the Company and its subsidiaries on a consolidated basis. These transactions are primarily conducted pursuant to the Company’s Share Management Plan. Purchases or redemptions of Accenture SCA Class I common shares held by partners, former partners and their permitted transferees reduce shares outstanding for purposes of computing earnings per share.

				Approximate Dollar Value
			Total Number of Shares	of Shares that May Yet Be
			Purchased as Part of	Purchased Under Publicly
	Total Number of	Average Price	Publicly Announced Plans	Announced Plans or
Period	Shares Purchased(1)	Paid per Share	or Programs	Programs
March 1, 2005 – March 31, 2005
Class I common shares	19,017,942	$26.28	—	—
April 1, 2005 – April 30, 2005
Class I common shares	6,888,183	$22.22	—	—
May 1, 2005 – May 31, 2005
Class I common shares	6,413,970	$22.06	—	—
Total
Class I common shares(2)(3)(4)	32,320,095	$24.58	—	—

(1)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $3.2 billion for Share Management Plan purchases and redemptions from our partners, former partners and their permitted transferees. At May 31, 2005, an aggregate of $1.6 billion remained available for Share Management Plan purchases and redemptions.

(2)	During the third quarter of fiscal 2005, Accenture SCA redeemed or purchased 18,745,917 Accenture SCA Class I common shares pursuant to an issuer tender offer. At the same time, a subsidiary of Accenture SCA purchased 314,038 Accenture Canada Holdings Inc. exchangeable shares. The share numbers in the table above do not reflect the issuer tender offer completed on June 7, 2005, pursuant to which Accenture SCA purchased or redeemed a total of 17,712,575 Accenture SCA Class I common shares. At the same time, a subsidiary of Accenture SCA purchased 324,287 Accenture Canada Holdings Inc. exchangeable shares at a price of $22.64 per share. These redemptions and purchases were made in transactions unrelated to publicly announced share plans or programs.

(3)	During the third quarter of fiscal 2005, Accenture SCA redeemed or purchased an aggregate of 860,208 Class I common shares at the request of former partners or the estates of deceased partners in transactions on terms similar to those provided for in the Articles of Association of Accenture SCA. These redemptions and purchases were made in transactions unrelated to publicly announced share plans or programs.

(4)	During the third quarter of fiscal 2005, Accenture SCA purchased 12,713,970 Accenture SCA Class I common shares from Accenture Ltd in conjunction with Accenture Ltd’s publicly announced open-market share purchase program. These purchases were made in transactions unrelated to publicly announced share plans or programs. These purchases do not reduce shares outstanding for purposes of computing earnings per share reflected in the Company’s Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit
Number	Exhibit
10.1	Form of Articles of Association of Accenture SCA, consolidated and updated as of June 28, 2005 (filed herewith)

10.2	Form of SCA Transfer Restriction Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture SCA and the transferors and transferees signatory thereto (filed herewith)

10.3	Form of Ltd Transfer Restriction Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture Ltd and the transferors and transferees signatory thereto (filed herewith)

10.4	Form of SCA Transfer Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture SCA and the transferors and transferees signatory thereto (filed herewith)

10.5	Form of Ltd Transfer Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture Ltd and the transferors and transferees signatory thereto (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 11, 2005	ACCENTURE LTD

	By:	/s/ Michael G. McGrath
Name: Michael G. McGrath
Title: Chief Financial Officer