Form 10-K
period 2005-08-31
ACCENTURE LTD
filed 2005-10-31
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

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
Class X common shares, par value $0.0000225 per share
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes ☒         No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐         No ☒
     The aggregate market value of the common equity of the Registrant held by non-affiliates of the Registrant on February 28, 2005 was approximately $14,640,675,528, based on the closing price of the Registrant’s Class A common shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $25.55 per share and on the par value of the Registrant’s Class X common shares, par value $0.0000225 per share.
     The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of October 24, 2005 was 573,020,316 (which number does not include 31,287,644 issued shares held by subsidiaries of the Registrant). The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of October 24, 2005 was 286,850,857.

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
      You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
      In this Annual Report on Form 10-K, we use the terms “Accenture,” “we,” “our Company,” “our” and “us” to refer to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31.

ITEM 1.	BUSINESS
Overview
      Accenture is one of the world’s leading management consulting, technology services and outsourcing organizations, with more than 123,000 employees based in 48 countries and revenues before reimbursements of more than $15.5 billion for fiscal 2005.
      Our “high performance business” strategy builds on our expertise in consulting, technology and outsourcing to help clients perform at the highest levels so they can create sustainable value for their customers and shareholders. We use our industry and business-process knowledge, our service offering expertise and our insight into and deep understanding of emerging technologies to identify new business and technology trends and formulate and implement solutions for clients under demanding time constraints. We help clients identify and enter new markets, increase revenues in existing markets, improve operational performance and deliver their products and services more effectively and efficiently.
      We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, we deliver competitively priced, high-value services that help our clients measurably improve business performance. Our global delivery model enables us to provide a complete end-to-end delivery capability by drawing on Accenture’s global resources to deliver high-quality, cost-effective solutions to clients under demanding timeframes.
Consulting, Technology and Outsourcing Services and Solutions
      Our business is structured around five operating groups, which together comprise 17 industry groups serving clients in major industries around the world. Our industry focus gives us an understanding of industry evolution, business issues and applicable technologies, enabling us to deliver innovative solutions tailored to each client or, as appropriate, more-standardized capabilities to multiple clients.
      Our three key service areas—Consulting, Technology and Outsourcing—are the innovation engines through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The subject matter experts within these areas work closely with the professionals in our operating groups to develop and deliver solutions to clients.
      Client engagement teams—which typically consist of industry experts, capability specialists and professionals with local market knowledge—leverage the full capabilities of our global delivery model to deliver price-competitive solutions and services.
Operating Groups
      The following table shows the organization of our five operating groups and their 17 industry groups. For financial reporting purposes, our operating groups are our reportable operating segments. We do not allocate total assets by operating group, although our operating groups do manage and control certain assets. For certain historical financial information regarding our operating groups (including certain asset information), as well as financial information by geographical areas (including long-lived asset information), please see Footnote 16 (Segment Reporting) to our Consolidated Financial Statements below under “Financial Statements and Supplementary Data.”

Operating Groups

Communications	Financial
& High Tech	Services	Products	Resources	Government
• Communications • Electronics & High Tech • Media & Entertainment	• Banking • Capital Markets • Insurance	• Automotive • Consumer Goods & Services • Health & Life Sciences • Industrial Equipment • Retail • Transportation & Travel Services	• Chemicals • Energy • Natural Resources • Utilities	• Government

Communications & High Tech
      We are a leading provider of management consulting, technology, systems integration and business process outsourcing services and solutions to the communications, electronics, high technology, media and entertainment industries. Our Communications & High Tech professionals help clients enhance their business results through industry-specific solutions and by seizing the opportunities made possible by the convergence of communications, computing and content. Examples of our services and solutions include the application of mobile technology, advanced communications network optimization, broadband and Internet protocol solutions as well as systems integration, customer care, supply chain and workforce transformation services. In support of these services, we have developed an array of assets, repeatable solutions, methodologies and research facilities to demonstrate how new technologies and industry-leading practices can be applied in new and innovative ways to enhance our clients’ business performance. Our Communications & High Tech operating group comprises the following industry groups:

•	Communications. Our Communications industry group serves many of the world’s leading wireline, wireless, cable and satellite communications network operators and service providers. We provide a wide range of services designed to help our communications clients increase margins, improve asset utilization, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles. We offer a suite of reusable solutions, called Accenture Communications Solutions, designed to address major business and operational issues related to broadband and Internet protocol-based networks and services, including business intelligence, billing transformation, customer contact transformation, sales force transformation, service fulfillment, and next-generation network optimization. Our Communications industry group represented approximately 66% of our Communications & High Tech operating group’s revenues before reimbursements in fiscal 2005.

•	Electronics & High Tech. Our Electronics & High Tech industry group serves the network equipment, consumer electronics, software, semiconductor, aerospace, defense and enterprise computing segments. This industry group provides services in areas such as strategy, enterprise resource management, customer relationship management, supply chain management, software development, human performance, and merger/acquisition activities, including post-merger integration. We also offer a suite of reusable solutions, called Accenture High Tech Solutions, designed to address the industry’s major business and operational challenges, such as commoditization, globalization and disruptive technologies.

•	Media & Entertainment. Our Media & Entertainment industry group serves the broadcast, entertainment (television, music and movie), print, publishing and portal industries. Professionals in this industry group provide a wide range of services, including digital content solutions designed to help companies effectively manage, distribute and protect content across numerous media channels.

Financial Services
      Our Financial Services operating group focuses on the opportunities created by our clients’ needs to adapt to changing market conditions, including increased cost pressures, industry consolidation, regulatory changes, the creation of common industry standards and protocols, and the move to a more integrated industry model. We help clients meet these challenges through a variety of services and solutions, including outsourcing strategies to increase cost efficiency and transform businesses, and customer relationship management initiatives that enable them to acquire new customers, retain profitable customers and improve their cross-selling capabilities. Our Financial Services operating group comprises the following industry groups:

•	Banking. Our Banking industry group works with traditional retail and commercial banks, diversified financial enterprises and a variety of niche players and innovators. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively, expand product and service offerings, comply with new regulatory initiatives, and leverage new technologies and distribution channels. Our Banking industry group represented approximately 54% of our Financial Services operating group’s revenues before reimbursements in fiscal 2005.

•	Capital Markets. Our Capital Markets industry group helps investment banks, broker/ dealers, asset management firms, depositories, clearing organizations and exchanges improve operational efficiency and transform their businesses to remain competitive.

•	Insurance. Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, develop Internet-based insurance businesses and improve the quality and consistency of risk selection decisions. Our Insurance industry group has also developed a claims management capability that enables insurers to provide better customer service while optimizing claims costs. We also provide a variety of outsourced solutions to help insurers improve working capital and cash flow, deliver permanent cost savings and enhance long-term growth. Our Insurance industry group represented approximately 30% of our Financial Services operating group’s revenues before reimbursements in fiscal 2005.

Products
      Our Products operating group comprises the following industry groups:

•	Automotive. Our Automotive industry group works with auto manufacturers, suppliers, dealers, retailers and service providers. Professionals in this industry group help clients develop and implement innovative solutions focused on product development and commercialization, customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

•	Consumer Goods & Services. Our Consumer Goods & Services industry group serves food, beverage, household goods and personal care, tobacco and footwear/apparel manufacturers around the world. We add value to these companies through service offerings designed to enhance performance by addressing critical elements of success, including sales and marketing productivity, customer and consumer insight, working capital productivity improvement, supply chain collaboration, and overhead productivity improvement.

•	Health & Life Sciences. Our Health & Life Sciences industry group works with healthcare providers, government health departments, policy-making authorities/regulators, managed care organizations, health insurers and pharmaceutical, biotechnology, medical products and other industry-related companies to improve the quality, accessibility and affordability of healthcare. Our key offerings include health clinical transformation, electronic health records and hospital back-office services in the provider/government segment; research and development transformation, commercial effectiveness and customer interaction, and integrated electronic compliance (manufacturing and supply chain) in the pharmaceuticals and medical products segment; and health information and data management, claims excellence/cost containment and health plan back-office services in the payor segment.

•	Industrial Equipment. Our Industrial Equipment industry group serves the industrial and electrical equipment, construction, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiencies by improving processes and leveraging technology. We also work with clients to generate value from strategic mergers and acquisitions. In addition, our Industrial Equipment industry group develops and deploys innovative solutions in the areas of channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•	Retail. Our Retail industry group serves a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers and large mass-merchandise discounters. We provide service offerings that help clients address new ways of reaching the retail trade and consumers through precision marketing; maximize brand synergies and cost reductions in mergers and acquisitions; improve supply chain efficiencies through collaborative commerce business models; and enhance the efficiency of internal operations. Our Retail industry group represented approximately 31% of our Products operating group’s revenues before reimbursements in fiscal 2005.

•	Transportation & Travel Services. Our Transportation & Travel Services industry group serves companies in the airline, freight transportation, third-party logistics, hospitality, gaming, car rental, passenger rail and travel distribution industries. We help clients develop and implement strategies and solutions to improve customer relationship management capabilities, operate more-efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies, and more effectively manage maintenance, repair and overhaul processes and expenses. Through our Navitaire subsidiary, we offer airlines a range of services, including reservations, direct ticket distribution, revenue protection, decision support, passenger revenue accounting and revenue management on an outsourced basis.

Resources
      Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. With market conditions driving energy companies to seek new ways of creating value for shareholders, deregulation fundamentally reforming the utilities industry and yielding cross-border opportunities, and an intensive focus on productivity and portfolio management in the chemicals industry, we are working with clients to create innovative solutions that are designed to help them differentiate themselves in the marketplace and gain competitive advantage. Our Resources operating group comprises the following industry groups:

•	Chemicals. Our Chemicals industry group works with a wide cross-section of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and life science companies. We also have long-term outsourcing contracts with many industry leaders.

•	Energy. Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream and oil services companies. Our key areas of focus include helping clients optimize production, manage the hydrocarbon supply chain, streamline retail operations and realize the full potential of third-party enterprise-wide technology solutions. In addition, our multi-client outsourcing centers enable clients to increase operational efficiencies and exploit cross-industry synergies. Our Energy industry group represented approximately 27% of our Resources operating group’s revenues before reimbursements in fiscal 2005.

•	Natural Resources. Our Natural Resources industry group serves the forest products and metals and mining industries. We help lumber, pulp, papermaking, converting and packaging companies as well as iron, steel, aluminum, coal, copper and precious metals companies develop and implement new business strategies, redesign business processes, manage complex change initiatives, and integrate processes and technologies to achieve higher levels of performance.

•	Utilities. Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. The group’s work includes helping utilities transform themselves from regulated, and sometimes state-owned, local entities to global deregulated corporations, as well as developing diverse products and service offerings to help our clients deliver higher levels of service to their customers. These offerings include customer relationship management, workforce enablement, supply chain optimization, and trading and risk management. We also provide a range of outsourced customer-care services to utilities, municipalities and retail energy companies in North America.

Government
      Our Government operating group serves government and education agencies in 24 countries, helping them transform to meet the challenges of a rapidly changing public-sector environment. We typically work with defense, revenue, human services, government health, justice, postal, education and electoral authorities, and our clients are national, provincial or state-level government organizations, as well as local governments. Our work with clients in the U.S. Federal government represented approximately 36% of our Government operating group’s revenues before reimbursements in fiscal 2005.
      Our offerings help public-sector clients address their most pressing needs, including increasing operational efficiency, enhancing revenues, improving customer service, and ensuring the security of citizens and businesses. We work with clients to transform their customer-facing and back-office operations and enable services to be delivered through appropriate technologies. We also provide processing services in areas such as human resources, social services, ticketing and tolling, collections and procurement.
      As governments are pressed to operate at higher levels with reduced resources, we are introducing innovative approaches derived from the private sector that are becoming increasingly popular with governments. For instance, we pioneered Public Sector Value, a patent-pending approach that assesses the true value of the services that governments provide by measuring outcomes and quantifying results to help governments make decisions that directly improve services to citizens. This approach is similar to the ways in which publicly traded companies measure shareholder value to enhance the value they deliver to shareholders.

Service Areas
      Our Consulting, Technology and Outsourcing service areas are the skill-based “innovation engines” through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The professionals within these areas work closely with our operating groups to deliver integrated services and solutions to clients.

Consulting
      Our Consulting service area comprises five service lines:

•	Customer Relationship Management. The professionals in our Customer Relationship Management service line help companies acquire, develop and retain more profitable customer relationships. We offer a full range of innovative capabilities that address every aspect of customer relationship management, including marketing, direct sales, customer service, field support and customer contact operations. These capabilities include rigorous approaches to improving the return on marketing investment, methods for building insight into customers’ purchase habits and service preferences, tailoring offers and service treatment based upon that insight, and unique methods of optimizing the quality, cost and revenue impact of sales and service operations. Together with our alliance partners, we bring these skills to our clients to help them increase the value of their customer relationships and enhance the economic value of their brands.

•	Finance & Performance Management. The professionals in our Finance & Performance Management service line work with our clients’ finance and business unit executives to develop and enhance financial transaction processing, risk management and business performance reporting capabilities. Among the services we provide are strategic consulting with regard to the design and structure of the finance function, particularly acquisition and post-merger integration; the establishment of shared service centers; and the configuration of enterprise resource planning platforms for streamlining transaction processing. Our finance capability services also address pricing and yield management, revenue cycle management, billing, credit risk and collection effectiveness, lending and debt recovery. Our performance management services address shareholder value targeting, scorecard and performance metrics development, performance reporting solutions and applied business analytics to improve profitability. Our professionals work with finance executives to develop and implement solutions that help them align their companies’ investments with their business objectives and establish security relating to the exchange of information to reporting institutions.

•	Human Performance. The professionals in our Human Performance service line work with clients to address human performance issues that are crucial to operational success, including recruiting and motivating key employees and management. Our integrated approach provides human resources, knowledge management, and learning and performance management solutions that increase the efficiency and effectiveness of our clients’ employees and operations, while reducing recruiting and training costs. Professionals in our Human Performance service line help companies and governments reduce employees’ time to competency, increase knowledge retention, lower the costs of administering complex training content, and manage multiple learning delivery vehicles and vendors.

•	Strategy. Our Strategy professionals identify and implement high-performance business value creation and transformation opportunities by delivering independent strategies and broad business consulting services focused on the CEO agenda. They work closely with the highest levels of our clients’ organizations to help them achieve sustainable performance improvement. With deep skills and capabilities in corporate strategy, corporate restructuring, growth and innovation strategies, mergers and acquisitions, merger integration, organization and change strategy, pricing strategy and profitability assessment, post-merger integration, shareholder value analysis and strategic IT effectiveness, we help clients develop breakthrough strategic, operational and transformation solutions to enhance shareholder value in both the short and long term.

•	Supply Chain Management. The professionals in our Supply Chain Management service line work with clients across a broad range of industries to develop and implement supply chain operations strategies that enable profitable growth in new and existing markets. Our professionals combine global industry expertise and skills in supply chain strategy, sourcing and procurement, supply chain planning, manufacturing and design, fulfillment and service management to help organizations achieve high performance. We work with clients to implement innovative consulting and outsourcing solutions that align operating models to support business strategies; optimize global operations; support profitable product launches; and enhance the skills and capabilities of the supply chain workforce.

Technology
      Accenture provides a wide variety of technology and related services. Our key services in this area include:

•	Information Management Services. We provide services to help organizations manage the full range of their information needs to improve data quality, enhance decision-making capabilities and meet compliance requirements. This includes managing both structured data (business intelligence) and unstructured content (content management and portals).

•	Enterprise Solutions. We implement a variety of application software—including SAP and Oracle, among others—to streamline business processes, systems and information and help organizations access, manage and exploit data to make more-informed business decisions.

•	Integration. We use a variety of technology architectures and platforms—including service-oriented architectures, among others—and Web services standards to connect and streamline business processes, systems and information to reduce costs and improve business and IT performance.

•	Infrastructure Consulting Services. We provide solutions to help organizations optimize their IT infrastructures while reducing costs. From data center, operations engineering and network infrastructure to desktop and security solutions, our services enable clients to rationalize, standardize, secure and transform their IT infrastructures for improved performance of mission-critical business processes, applications and end users.

•	IT Strategy & Transformation. We help CEOs and CIOs with critical IT challenges, such as selecting IT investments based on bottom-line return, and help them understand how technologies can enable their business solutions and turn technology innovation into business results for competitive advantage.

•	Microsoft Solutions. Together with our alliance partner Microsoft and our Avanade subsidiary, we develop and deliver cost-efficient, innovative business solutions based on Microsoft Windows Server 2003 and other .NET technologies, leveraging our deep industry expertise and practical applications of leading-edge technologies.

•	Mobile Solutions. We help clients develop solutions that give their workforces access to key enterprise applications—including supply chain management, telematics, field force enablement, customer relationship management and customer database applications—through mobile devices and/or the Internet.

•	Research & Development. Our R&D organization, Accenture Technology Labs, uses new and emerging technologies to develop business solutions that we believe will be the drivers of our clients’ growth and enable them to be first to market with unique capabilities. Key areas of focus include information insight and sensor technologies.

Outsourcing
      Accenture provides a wide range of outsourcing services, including business process outsourcing, application outsourcing and infrastructure outsourcing.

•	Business Process Outsourcing (BPO). We work with clients to develop and deliver business process innovations that transform their businesses and deliver higher performance levels at lower costs. Through our BPO services and businesses, we manage specific business processes or functions for clients, providing solutions that are more efficient and cost-effective than if the functions were provided in-house.

We offer clients across all industries a variety of function-specific BPO services and businesses, including finance and accounting, human resources, learning, procurement and customer contact. We also offer specialized services tailored to clients in specific industries. For instance, we offer life insurers policy administration and management services, including high-volume transaction processing capabilities. We provide utilities companies with facilities and field services, as well as specialized customer care, finance and accounting, human resources, supply chain and information technology services. In addition, through our Navitaire subsidiary, we offer airlines a range of services, including reservations, direct ticket distribution, revenue protection, decision support, passenger revenue accounting and revenue management.

•	Application Outsourcing. Accenture takes a holistic approach to application outsourcing that goes beyond traditional cost-cutting measures, helping clients improve the total performance of application development and maintenance. We provide a wide array of application outsourcing services under flexible arrangements, managing custom or packaged software applications—including enterprise-wide applications such as SAP, PeopleSoft, Oracle and Siebel—over their complete development and maintenance life-cycles. The scope of services ranges from basic application management to application enhancement and development for individual or multiple applications. We can also take end-to-end responsibility for all of a client’s information technology (IT) function, including infrastructure and operations, leveraging our shared services delivery groups and our application and infrastructure transformation consulting expertise to deliver significant gains in client productivity.

By transferring to Accenture the responsibility for managing one or more of their applications, clients can leverage our assets, scale and global resources as well as our secure, global infrastructure delivery capabilities. This allows clients to maintain and control the overall performance of their IT capabilities while reducing the complexity and costs associated with managing third parties and increasing the flexibility, scalability, predictability and security of their IT infrastructures.

•	Infrastructure Outsourcing. Accenture offers infrastructure outsourcing services coupled primarily as part of application outsourcing and BPO services arrangements. Our infrastructure outsourcing services include hosting (data center operations, remote systems management and development environment support); technical support (help desk, eSupport and desk-side support services); network management (secure, real-time, asynchronous voice and communications); security (security systems management, disaster recovery and business continuity services); desktop management and mobility (life-cycle management of desktop and mobility devices and supporting software); and messaging and collaboration.

Global Delivery Model
      A key Accenture differentiator is our strategic global delivery model, which allows us to draw on the benefits of resources from around the world—including specialized technology skills, foreign-language fluency, proximity to clients and time-zone advantages—to deliver high-quality solutions under demanding time-frames. Emphasizing quality, reduced risk, speed to market and predictability, our global delivery model enables us to provide clients with price-competitive services and solutions that drive higher levels of performance.
      A critical component of this capability is our Global Delivery Network, which comprises local Accenture professionals working at client sites around the world as well as more than 40 delivery centers—facilities where teams of Accenture technology and business-process professionals use proven assets to create business and technology solutions for clients. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs, infrastructure and software and by leveraging the experience of delivery center professionals.
      Professionals in our Global Delivery Network apply a systematic approach to delivering systems integration, application outsourcing and business processing outsourcing solutions and services delivery to create and capture proven, repeatable processes, methodologies, tools and architectures. This ability to build seamless global teams leveraging the right professionals with the right skills for each task enables Accenture to provide a complete end-to-end capability, with consistent Accenture processes around the globe. With deep expertise in a range of hardware and software technologies, these professionals build, deploy and maintain technology-based solutions, focusing on application development, systems administration work and software maintenance. Client teams leverage our Global Delivery Network to deliver comprehensive, large-scale and customized solutions in less time than would be required to build them from the ground up.
      We continue to expand and enhance our Global Delivery Network, which we believe is a competitive differentiator for us. In fiscal 2005 we initiated a program to significantly expand our Global Delivery Network by, among other things, increasing our activities in the application outsourcing area and recruiting actively in key locations of our network, including in India, China and Philippines. As of August 31, 2005, we had more than 35,000 people in our network globally, a net increase of approximately 12,000 people in fiscal 2005.
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
      Almost all of our alliances are non-exclusive. Although individual alliance agreements do not involve direct payments to us that are material to our business, overall our alliance relationships generate revenues for us from services for implementing our alliance partners’ products and our related services.

Research and Innovation
      We are committed to developing leading-edge ideas, as we believe that both research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research and development—on which we spent $243 million, $272 million and $250 million in fiscal years 2005, 2004 and 2003, respectively—to help create, commercialize and disseminate innovative business strategies and technology.
      Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. A key component of this is our research and development organization, Accenture Technology Labs, which identifies and develops new technologies that we believe will be the drivers of our clients’ growth and enable them to be first to market with unique capabilities. We also promote the creation of knowledge capital and thought leadership through the Accenture Institute for High Performance Business. In addition, we spend a significant portion of our research and development resources directly through our operating groups and our consulting, technology and outsourcing capabilities to develop market-ready solutions for our clients.
Employees
      Our most important asset is our people, and we are deeply committed to the development of our employees. Our professionals receive extensive and focused technical and managerial skills development training appropriate for their roles and levels within our company. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance review system and a competitive career philosophy that rewards individual performance and teamwork. We strive to maintain a work environment that reinforces our owner-operator culture and the collaboration, motivation, alignment of interests and sense of ownership and reward that this culture has fostered.
      As of August 31, 2005, we had more than 123,000 employees worldwide.
Competition
      We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. Our competitors range from large global firms, including the services arms of large global technology providers, to management consulting firms, information technology services providers and application service providers. Additionally, in certain geographic markets and industries we occasionally compete with smaller service providers who have a specific focus and competitive market position in that geographic market or who focus on service- or industry-specific niches. In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide.
      Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governments, government agencies and other large enterprises. We believe that the principal competitive factors in the industries in which we compete include:

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
      Our clients typically retain us on a non-exclusive basis.
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
      We recognize the increasing value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property. At August 31, 2005, we had 1,241 patent applications pending in the United States and other jurisdictions and had been issued 171 U.S. patents and 76 non-U.S. patents in, among others, the following areas: goal-based educational simulation; virtual call centers; hybrid telecommunications networks; development architecture frameworks; emotion-based voice processing; mobile communications networks; location-based information filtering; and computerized multimedia asset systems. We intend to continue to vigorously identify, create, harvest and protect our intellectual property and to leverage our protected, differentiated assets and methodologies to provide superior value to our clients.
Organizational Structure
      Accenture Ltd is a Bermuda holding company with no material assets other than Class II and Class III common shares in its subsidiary, Accenture SCA, a Luxembourg partnership limited by shares (“Accenture SCA”). Accenture Ltd’s only business is to hold these shares and to act as the sole general partner of Accenture SCA. Accenture Ltd owns a majority voting interest in Accenture SCA. As the general partner of Accenture SCA and as a result of Accenture Ltd’s majority voting interest in Accenture SCA, Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements. Accenture operates its business through subsidiaries of Accenture SCA. Accenture SCA generally reimburses Accenture Ltd for its expenses but does not pay Accenture Ltd any fees.
      Prior to our transition to a corporate structure in fiscal 2001, we operated as a series of related partnerships and corporations under the control of our partners. In connection with our transition to a corporate structure, our partners generally exchanged all of their interests in these partnerships and corporations for Accenture Ltd Class A common shares or, in the case of partners in certain countries, Accenture SCA Class I common shares or exchangeable shares issued by Accenture

Canada Holdings Inc. (“Accenture Canada Holdings”), an indirect subsidiary of Accenture SCA. Generally, partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares also received a corresponding number of Accenture Ltd Class X common shares, which entitle their holders to vote at Accenture Ltd shareholder meetings but do not carry any economic rights.
      In fiscal 2005, Accenture developed and announced a new, broader career model for its highest-level executives that recognizes the diversity of roles and responsibilities demonstrated by these employees. This new career framework replaces internal use of the “partner” title with the more comprehensive “senior executive” title and applies the “senior executive” title to more than 4,100 of our highest-level employees, including those employees previously referred to as partners. However, for proper context, we continue to use the term “partner” in this report to refer to those persons who held the title of partner at the time of our incorporation.

Accenture Ltd Class A Common Shares and Class X Common Shares
      Each Class A common share and each Class X common share of Accenture Ltd entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture Ltd. A holder of a Class X common share is not, however, entitled to receive dividends or to receive payments upon a liquidation of Accenture Ltd.
      Accenture Ltd may redeem, at its option, any Class X common share for a redemption price equal to the par value of the Class X common share, or $0.0000225 per share. Accenture Ltd has separately agreed not to redeem any Class X common share of a holder if the redemption would reduce the number of Class X common shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares held by that holder, as the case may be. Accenture Ltd will redeem Class X common shares upon the redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X common shares are not transferable without the consent of Accenture Ltd.

Accenture SCA Class I Common Shares
      After June 28, 2005, only our partners, former partners and their permitted transferees continue to hold Accenture SCA Class I common shares. Each Class I common share entitles its holder to one vote on all matters submitted to the shareholders of Accenture SCA and entitles its holder to dividends and liquidation payments.
      Subject to the transfer restrictions in Accenture SCA’s Articles of Association described below, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at any time at a redemption price per share generally equal to its current market value as determined in accordance with Accenture SCA’s Articles of Association. Under Accenture SCA’s Articles of Association, the market value of a Class I common share that is not subject to transfer restrictions will be deemed to be equal to (i) the average of the high and low sales prices of an Accenture Ltd Class A common share as reported on the New York Stock Exchange (or on such other designated market on which the Class A common shares trade), net of customary brokerage and similar transaction costs, or (ii) if Accenture Ltd sells its Class A common shares on the date that the redemption price is determined (other than in a transaction with any employee or an affiliate or pursuant to a preexisting obligation), the weighted average sales price of an Accenture Ltd

Class A common share on the New York Stock Exchange (or on such other market on which the Class A common shares primarily trade), net of customary brokerage and similar transaction costs. See “—Restrictions on the Transfer of Certain Accenture Shares—Articles of Association of Accenture SCA—Covered Person Transfer Restrictions” below for additional information on these transfer restrictions. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. This one-for-one redemption price and exchange ratio will be adjusted if Accenture Ltd holds more than a de minimis amount of assets (other than its interest in Accenture SCA and assets it holds only transiently prior to contributing them to Accenture SCA) or incurs more than a de minimis amount of liabilities (other than liabilities for which Accenture SCA has a corresponding liability to Accenture Ltd). We have been advised by our legal advisors in Luxembourg that there is no relevant legal precedent in Luxembourg quantifying or defining the term “de minimis.” In the event that a question arises in this regard, we expect that management will interpret “de minimis” in light of the facts and circumstances existing at the time in question. At this time, Accenture Ltd does not intend to hold any material assets other than its interest in Accenture SCA or to incur any material liabilities such that this one-for-one redemption price and exchange ratio would require adjustment and will disclose any change in its intentions that could affect this ratio. In order to maintain Accenture Ltd’s economic interest in Accenture SCA, Accenture Ltd generally will acquire additional Accenture SCA common shares each time additional Accenture Ltd Class A common shares are issued.

Accenture SCA Class II and Class III Common Shares
      On June 28, 2005, Accenture SCA’s shareholders approved certain amendments to the rights of Accenture SCA Class II common shares held by Accenture Ltd, as well as the creation of a new class of common shares known as “Class III common shares” into which all Class I common shares held by Accenture Ltd and its affiliates were reclassified. Accenture SCA Class II common shares and Class III common shares may not be held by any person other than the general partner of Accenture SCA and its subsidiaries. All Class I common shares that are sold or otherwise transferred to Accenture Ltd or its subsidiaries will be automatically reclassified into Class III common shares.
      The amendments to the Class II common shares, the creation of Class III common shares (and all lettered sub-series of that class) and the reclassification of all Class I common shares held or to be held by Accenture Ltd and its subsidiaries have no effect on the computation of Accenture Ltd’s earnings per share.
      Accenture SCA Class II common shares and Class III common shares (or any lettered sub-series of that class) are not entitled to any cash dividends. If the Board of Directors of Accenture Ltd authorizes the payment of a cash dividend on Accenture Ltd’s Class A common shares, Accenture Ltd, as general partner of the Company, will cause Accenture SCA to redeem Class II common shares and Class III common shares that Accenture Ltd holds to obtain cash needed to pay dividends on its Class A common shares. At any time that Accenture SCA pays a cash dividend on its Class I common shares, new Class II common shares and Class III common shares will be issued to the existing holders of Class II common shares and Class III common shares, in each case having an aggregate value of the amount of any cash dividends that the holders of those Class II or Class III common shares would have received had they ratably participated in the cash dividend paid on the Class I common shares.
      Each Class II common share entitles its holder to receive a liquidation payment equal to 10% of any liquidation payment to which a Class I common share entitles its holder. Each Accenture SCA Class III common share entitles its holder to receive a liquidation payment equal to 100% of any liquidation payment to which an Accenture SCA Class I common share entitles its holder.

Accenture Canada Holdings Inc. Exchangeable Shares
      Subject to the transfer restrictions contained in Accenture Ltd’s bye-laws described below, holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture Ltd Class A common shares at any time on a one-for-one basis. Accenture may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture Ltd Class A common share entitles its holder.

Restrictions on the Transfer of Certain Accenture Shares

Accenture Ltd Bye-Laws
      Covered Person Transfer Restrictions. Accenture Ltd’s bye-laws contain transfer restrictions that apply to certain Accenture partners and former partners who hold Accenture Ltd Class A common shares. We refer to these persons as “covered persons.” The Accenture Ltd shares covered by the transfer restrictions generally include any Accenture Ltd Class A common shares beneficially owned by a partner at the time in question and also as of or prior to the initial public offering of the Accenture Ltd Class A common shares in July 2001. We refer to the shares covered by these transfer restrictions as “covered shares.” Covered shares are no longer subject to these transfer restrictions upon their valid transfer by a covered person. Accenture Ltd’s bye-laws provide that each covered person is required, among other things, to:

•	except as described below, maintain beneficial ownership of his or her covered shares received on or prior to July 24, 2001 for a period of eight years thereafter;

•	maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to July 24, 2001 as long as he or she is an employee of Accenture; and

•	comply with certain additional transfer restrictions imposed by or with the consent of Accenture from time to time, including in connection with offerings of securities by Accenture Ltd.
      Notwithstanding the transfer restrictions described in the immediately preceding paragraph:

•	Covered persons who continue to be employees of Accenture are permitted to transfer a percentage of the covered shares received by them on or prior to July 24, 2001 and owned by them as follows:

Cumulative percentage of shares
permitted to be transferred	Years after July 24, 2001

10%	1 year
25%	2 years
35%	3 years
45%	4 years
55%	5 years
65%	6 years
75%	7 years
100%	The later of (a) 8 years and (b) end of employment by Accenture

•	Covered persons retiring from Accenture at the age of 50 or above are permitted to transfer covered shares they own on an accelerated basis as follows:

Percentage of remaining
transfer restricted shares
Age at retirement	permitted to be transferred

56 or older	100%
55	87.5%
54	75%
53	62.5%
52	50%
51	37.5%
50	25%

•	In addition, a retired partner who reaches the age of 56 is permitted to transfer any covered shares he or she owns. Any remaining shares owned by retiring partners for which transfer restrictions are not released on an accelerated basis will be eligible to be transferred as if the retiring partner continued to be employed by Accenture.

•	Covered persons who became disabled before our transition to a corporate structure are permitted to transfer all of their covered shares. Partners who have become disabled since our transition to a corporate structure are subject to the general transfer restrictions applicable to employees or, if disabled after the age of 50, benefit from the accelerated lapses of transfer restrictions applicable to retired partners.
      All transfer restrictions applicable to a covered person under Accenture Ltd’s bye-laws terminate upon death.
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
      Accenture Canada Holdings Inc. exchangeable shares held by covered persons are also subject to the transfer restrictions in Accenture Ltd’s bye-laws.
      Term and Amendment. The transfer restrictions in Accenture Ltd’s bye-laws will not terminate unless they have been previously waived or terminated under the terms of the bye-laws. Amendment of the transfer restrictions in Accenture Ltd’s bye-laws requires the approval of the Board of Directors of Accenture Ltd and a majority vote of Accenture Ltd’s shareholders.
      Waivers and Adjustments. The transfer restrictions and the other provisions of Accenture Ltd’s bye-laws may be waived at any time by the Board of Directors of Accenture Ltd or its designees to permit covered persons to:

•	participate as sellers in underwritten public offerings of common shares and tender and exchange offers and share purchase programs by Accenture;

•	transfer covered shares in family or charitable transfers;

•	transfer covered shares held in employee benefit plans; and

•	transfer covered shares in particular situations (for example, to immediate family members and trusts).

      Subject to the foregoing, from time to time, pursuant to the provisions of Accenture Ltd’s bye-laws, the Board of Directors of Accenture Ltd or its designees may also approve limited relief from the existing share transfer restrictions for specified partners or groups of partners in connection with particular retirement, employment and severance arrangements that we determine to be in the best interests of the Company.
      Administration and Resolution of Disputes. The terms and provisions of Accenture Ltd’s bye-laws are administered by the Board of Directors of Accenture Ltd. The Board of Directors of Accenture Ltd or its designees have the sole power to enforce the provisions of the bye-laws.

Articles of Association of Accenture SCA
      General. Except in the case of a redemption of Class I common shares or a transfer of Class I common shares to Accenture Ltd or one of its subsidiaries, Accenture SCA’s Articles of Association provide that Accenture SCA Class I common shares may be transferred only with the consent of Accenture Ltd, as the general partner of Accenture SCA.
      Covered Person Transfer Restrictions. In addition, Accenture SCA’s Articles of Association also contain transfer restrictions that apply to certain Accenture partners and former partners who hold Accenture SCA Class I common shares and are parties to the Accenture SCA transfer rights agreement, including redemptions by Accenture SCA and purchases by subsidiaries of Accenture Ltd. We refer to these persons as “covered persons.” The shares covered by these transfer restrictions generally include all Class I common shares owned by a covered person. We refer to the shares covered by these transfer restrictions as “covered shares.” Covered shares are no longer subject to these transfer restrictions upon their valid transfer by a covered person. Accenture SCA’s Articles of Association provide that each covered person is required, among other things, to:

•	except as described below, maintain beneficial ownership of his or her covered shares received on or prior to July 24, 2001 for a period of eight years thereafter;

•	maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to July 24, 2001 as long as he or she is an employee of Accenture; and

•	comply with certain other transfer restrictions when requested to do so by Accenture. See “—Other Restrictions.”
      Notwithstanding the transfer restrictions described in the immediately preceding paragraph:

•	Covered persons who continue to be employees of Accenture are permitted to transfer a percentage of the covered shares received by them on or prior to July 24, 2001 and owned by them commencing on July 24, 2002 as follows:

Cumulative percentage of shares
permitted to be transferred	Years after July 24, 2001

35%	3 years
45%	4 years
55%	5 years
65%	6 years
75%	7 years
100%	The later of (a) 8 years and (b) end of employment by Accenture

•	Covered persons retiring at the age of 50 or above or who become disabled are granted accelerations of these provisions on terms identical to those applicable to Accenture Ltd

Class A common shares held by covered persons and described under “—Accenture Ltd Bye-laws—Transfer Restrictions” above.

      All transfer restrictions applicable to a covered person under Accenture SCA’s Articles of Association terminate upon death.
      Term and Amendment. The transfer restrictions contained in Accenture SCA’s Articles of Association will not terminate unless they have been previously waived or terminated under the terms of the Articles of Association. Amendment of the transfer restrictions in Accenture SCA’s Articles of Association requires the consent of Accenture SCA’s general partner and the approval at a general meeting of shareholders.
      Other Restrictions. In addition to the foregoing, all holders of Class I common shares are precluded from having their shares redeemed by Accenture SCA or transferred to Accenture SCA, Accenture Ltd or a subsidiary of Accenture Ltd at any time or during any period when Accenture SCA determines, based on the advice of counsel, that there is material non-public information that may affect the average price per share of Accenture Ltd Class A common shares, if the redemption would be prohibited by applicable law, during an underwritten offering due to an underwriters lock-up or during the period from the announcement of a tender offer by Accenture SCA or its affiliates for Accenture SCA Class I common shares until the expiration of ten business days after the termination of the tender offer (other than to tender the holder’s Accenture SCA Class I common shares in the tender offer).
      Administration and Resolution of Disputes. The terms and provisions of Accenture SCA’s Articles of Association are administered by the supervisory board of Accenture SCA, which consists of at least three members, each elected by a simple majority vote of each general meeting of shareholders of Accenture SCA.

Expiration of the Share Management Plan
      In April 2002 we introduced our Share Management Plan for partners. Coupled with the transfer restrictions imposed on our partners in connection with our transition to a corporate structure, our Share Management Plan transactions and programs have been effective in increasing our public float and broadening the ownership of Accenture Ltd Class A common shares, while providing for the orderly entry of our shares held by our partners, former partners and their permitted transferees into the market. On July 24, 2005, certain restrictions contained in Accenture Ltd’s bye-laws and Accenture SCA’s Articles of Association that provided the basis for our Share Management Plan expired. For more historical information about the Share Management Plan, see the “Certain Transactions and Relationships” section in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004 filed with the SEC on November 5, 2004.

Accenture Senior Executive Trading Policy
      In July 2005, we implemented a Senior Executive Trading Policy applicable to our senior executives which provides, among other things, that all covered shares available for transfer under the covered person transfer restrictions will be subject to quarterly trading guidelines. These guidelines seek to limit the total number of these shares redeemed, sold or otherwise transferred in any calendar quarter to no more than a composite average weekly volume of trading in Accenture Ltd Class A common shares. As of October 24, 2005, the covered shares remaining subject to these additional quarterly guidelines represented approximately 55% of the total covered shares outstanding. The Senior Executive Trading Policy also prohibits senior executives from trading in any Accenture equity during any company-designated black-out period. We expect to rigorously enforce this policy.

However, sanctions under this policy may be prospective in nature and there can be no guarantee that we can prohibit all individual transfers that may be attempted in breach of this policy. The Senior Executive Trading Policy was implemented, in part, due to the expiration of the Share Management Plan. Since July 24, 2005, holders of covered shares have been able to individually execute sales, redemptions or dispositions of those shares that are free of transfer restrictions and, in the case of our senior executives, in compliance with the quarterly trading guidelines contained in the Senior Executive Trading Policy.
Risk Factors

Risks That Relate to Our Business

Our results of operations are materially affected by economic and political conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients.
      Uncertain global economic and political conditions continue to affect many of our clients’ businesses and the markets they serve. Natural disasters, political disruptions or uncertainties, and terrorist attacks—such as those of recent years in the United States, Spain and England—and regional and international armed conflicts have the potential to adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. A significant or prolonged economic downturn could have a material adverse effect on our results of operations. In addition, our business tends to lag behind economic cycles and, consequently, the benefits of any economic recovery to our business may take longer to realize.
      Our business is also dependent, in part, upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. The growth in the use of technology slows down in challenging economic environments. Although a variety of new technologies—including service-oriented architectures, sensor technologies such as radio frequency identification, and wireless mobility services, among others—have begun to gain wider acceptance over the past few years, currently there is no single new technology wave that is significantly stimulating spending. Use of new technology for commerce generally requires the understanding and acceptance of a new way of conducting business and exchanging information. Companies that have already invested substantial resources in traditional means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new approach that may make some of their existing personnel, processes and infrastructures obsolete.

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
      As a professional services firm, we depend to a large extent on our relationships with our clients and our reputation for high-caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we employ, it may be more damaging in our business than in other businesses. Negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts. If we fail to meet our contractual obligations or fail to disclose our financial or other arrangements with our alliance partners, we could be subject to legal liability, loss of client relationships or reduced economic return. Our exposure may be increased in the case of outsourcing contracts in which we become more involved in our clients’ operations. Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the solutions we develop, but these provisions may not protect us or may not be enforceable in all cases.

Our engagements with clients may not be profitable or may be terminated by our clients on short notice.
      Unexpected costs, delays or failures to achieve anticipated cost reductions could make our contracts unprofitable. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. Our ability to properly estimate the costs and timing for completing the projects is critical to the profitability of our contracts. While the risks associated with all of these types of contracts are often similar, an increasing number of outsourcing contracts entail the coordination of operations, diverse geographic and competency workforces and geographically distributed service centers, which further complicates the delivery of our services and increases the magnitude of these risks. On outsourcing engagements, we occasionally hire or transfer to Accenture employees from our clients and assume responsibility for one or more of our clients’ business processes. Our pricing, cost and profit margin estimates on outsourcing engagements frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the outsourcing engagement. These estimates reflect our best judgment regarding our clients’ costs, as well as the efficiencies of our methodologies and professionals as we plan to deploy them on projects. Any increased or unexpected costs, delays or failures to achieve anticipated cost reductions in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.
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
      We may fail to collect amounts extended to clients. In limited circumstances we extend financing to our clients, which we may fail to collect. A client must meet established criteria to receive financing from us, and any significant extension of credit requires approval by senior levels of our management. At August 31, 2005, we had extended $734 million of such financing.

As our work with government clients increases, so does our exposure to various risks inherent in the government contracting process.
      As we increase the size of our government business, both in terms of size and complexity, we increase our exposure to various risks inherent in the government contracting process. These risks include, but are not limited to the following:

•	Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, the government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience.

•	Government entities reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. If the government finds that the costs are not reimbursable then we will not be allowed to bill for them, or the cost must be refunded to the government if it has already been paid to us. Findings from such an audit also may result in our being required to prospectively adjust previously agreed rates for our work and affect our future margins.

•	If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of their adequacy.

•	Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. The number and terms of new government contracts signed can be affected significantly by political and economic factors such as pending elections and revisions to governmental tax policies. Negative publicity related to our government contracts, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts.

      The impact of any of the occurrences or conditions described above could affect not only our business with the particular government agency involved, but also other agencies of the same or other governmental entities. Depending on the size of the project or the magnitude of the potential costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on our business or our results of operations.

Our global operations involve many complex risks, some of which may be beyond our control.
      We have offices in 48 countries around the world and provide services to clients in more than 75 countries. In fiscal 2005, approximately 43% of our revenues before reimbursements were attributable, based upon where client services are supervised, to our activities in our Americas region, 50% were attributable to our activities in our Europe, Middle East and Africa region, and 7% were attributable to our activities in our Asia/Pacific region. In addition, our Global Delivery Network comprises local Accenture professionals working at client sites around the world in tandem with professionals resident in more than 40 delivery centers around the world.
      As a result, we are subject to a number of risks, including:
      Currency Matters. The percentage of our revenues before reimbursements earned in currencies other than the U.S. Dollar continues to grow. Consequently, declines in the value of other currencies against the U.S. Dollar may cause our consolidated earnings stated in U.S. Dollars to be lower than our consolidated earnings in local currency terms. In some countries, we also remain subject to strict restrictions on the movement of cash and the exchange of foreign currencies.
      Security Matters. Acts of terrorist violence, armed hostilities and natural disasters pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients. These events also have the potential to disrupt communications and travel and increase the difficulty of obtaining and retaining highly skilled and qualified personnel.
      Control Matters. We are often required to manage, utilize and store sensitive or confidential client data. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third persons, could result in negative publicity, legal liability and damage to our reputation.
      Infrastructure Matters. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could adversely affect our ability to serve our clients. While we plan and prepare to defend against each of these occurrences, we may be unable to protect our facilities and systems against all such occurrences.
      Local Legal and Political Matters. Because we provide services to clients in more than 75 countries, we are subject to numerous, and often competing and conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against the Company or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also may result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may be insufficient to protect our rights.
      The impact of any of the occurrences or conditions described above not only could affect our business in a country in which they occur but also, depending on the country and the operations we have there, could have a material adverse effect on our business or results of operations more broadly.

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
      Historically, we have not relied to any material degree on mergers or acquisitions to increase our market share, revenues, number of market offerings or scope of services. We continue to consider acquisitions that are financially and operationally compatible with our business. Our limited experience with mergers and acquisitions could affect our ability to efficiently consummate and/or integrate acquisitions into our ongoing operations. Any of these circumstances could have an adverse effect on our revenues and profit margin or our ability to grow our business.

If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.
      Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and grow our business. Competition for skilled personnel in the global management consulting, technology services and outsourcing industries is intense. Recruiting, training and retention costs and benefits place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

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

We continue to achieve greater percentages of revenues and growth through outsourcing. This continued outsourcing growth could result in higher concentrations of revenues and contributions to income from a smaller number of our larger clients on customized outsourcing solutions or, in the case of our more-standardized business process outsourcing services, from larger numbers of clients for whom we provide these more-standardized services. As our outsourcing business continues to grow, we may continue to experience increased pressure on our overall margins, particularly during the early stages of new outsourcing contracts.
      We continue to achieve a greater percentage of our revenues and growth through business transformation outsourcing, our approach that combines outsourcing with our other capabilities to help clients transform and outsource key processes, applications and infrastructure to improve business performance. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions or from larger numbers of clients for whom we provide more-standardized services and solutions.
      Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. As our outsourcing business continues to grow, we may experience increased pressure on our overall gross margins, particularly during the early stages of new outsourcing contracts.

On certain complex engagements where we partner with third parties, our ability to perform may be adversely affected if these third parties cannot deliver their contributions in a timely manner. Clients are increasingly demanding that we guarantee the performance of these third parties, whom we do not control.
      Increasingly large and complex arrangements often require that our products and services incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers. Our ability to serve our clients or deliver and implement our solutions in a timely manner may depend on the ability of these vendors and service providers to meet their project milestones in a timely manner. If these third parties fail to deliver their contributions on time or at all, our ability to perform may be adversely affected, which could have a material adverse effect on our business, revenues, profitability or cash flow.
      Some engagements are complex and may require unique structures and alliances. We will continue to manage liabilities or risks on such engagements through rigorous transaction review, but we expect that clients may increasingly demand that we assume certain additional contractual obligations and potential, but reimbursable, liabilities for the performance of our business partners, whom we do not control.

We may be exposed to potential risks if we are unable to maintain effective internal controls.
      If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations. As a consequence, there could be a material adverse effect on the market price of our securities. Finally, the inherent limitations of internal control over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls.

Tax legislation, future legislation and negative publicity related to Bermuda companies may lead to an increase in our tax burden or affect our relationships with our clients.
      Last year the United States Congress enacted legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. We do not believe this legislation applies to Accenture. However, we are not able to predict with certainty whether the U.S. Internal Revenue Service will challenge our interpretation of the legislation. Nor are we able to predict with certainty the impact of regulations or other interpretations that might be issued related to this legislation. Future developments or the finalization of regulations or interpretations could materially increase our tax expense.
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
      Our alliances are an important component of our growth strategy. If these relationships do not succeed, we may fail to obtain the benefits we hope to derive from these endeavors. Similarly, we may be adversely affected by the failure of one or more of our alliances, which could lead to reduced marketing exposure, diminished sales and a decreased ability to develop and gain access to solutions. As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from forming closer or preferred arrangements with our competitors. Poor performance or failures of our alliances could have a material adverse effect on our growth strategy, which, in turn, could adversely affect our financial condition and results of operations.

Risks That Relate to Ownership of Our Class A Common Shares

The share price of Accenture Ltd Class A common shares may be adversely affected from time to time by sales, or the anticipation of future sales, of Class A common shares held by our employees and former employees.
      Our employees and former employees continue to hold significant numbers of Accenture Ltd Class A common shares, restricted share units and options, as well as other classes of stock of our subsidiaries that are exchangeable or redeemable for Accenture Ltd Class A common shares.

Shares previously received in connection with our transition to a corporate structure

•	As of October 24, 2005, substantial numbers of shares previously received in connection with our transition to a corporate structure were still held by certain of our partners, former partners and their permitted transferees. These shares remain directly or indirectly subject to provisions of our various charter documents permitting sales or dispositions of these shares in increasing amounts annually through July 2009 and, in the case of senior executives holding these shares, for so long as they remain employed by us. Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares are redeemable or exchangeable, respectively. Upon any request for redemption or exchange, we have the option of honoring such requests through cash settlement or the issuance of a comparable number of our Class A common shares. For a more detailed description of these provisions in our charter documents relating to these shares, see “Business—Accenture Organizational Structure.”
Based on current partner demographics, the shares received in connection with our transition to a corporate structure and still held by certain of our partners, former partners and their permitted transferees become available for transfer as follows:

		Number of Accenture SCA
		Class I common shares and
	Number of Accenture Ltd	Accenture Canada Holdings Inc.
Available for Transfer	Class A common shares	exchangeable shares

Currently	15,208,674	38,404,234
July 24, 2006	11,761,529	34,024,001
July 24, 2007	13,573,031	35,231,866
July 24, 2008	13,418,255	32,962,054
July 24, 2009	40,022,593	69,699,697
Later of July 24, 2009 or end of employment with Accenture	26,903,037	75,402,582

We may waive the provisions of our charter documents applicable to these shares to permit earlier transfers of these shares in transactions, such as issuer tender offers or secondary offerings, that we approve. From time to time, we may also approve limited relief from these provisions for specified partners or groups of partners in connection with particular retirement, employment and severance arrangements that we determine to be important to be in the best interests of the Company.

•	In July 2005, we implemented a Senior Executive Trading Policy applicable to our senior executives which provides, among other things, that all shares covered by the transfer restrictions contained in our various charter documents and still held by our senior executives and available for transfer will also be subject to quarterly trading guidelines. These guidelines seek to limit the total number of these shares redeemed, sold or otherwise transferred in any calendar quarter to no more than a composite average weekly volume of trading in Accenture Ltd Class A common shares. As of October 24, 2005, the shares covered by the transfer restrictions contained in our various charter documents and subject to these additional quarterly guidelines represented approximately 55% of the shares identified in the table above. We expect to rigorously enforce this policy. However, sanctions under this policy may be prospective in nature and there can be no guarantee that we can prohibit all individual transfers that may be attempted in breach of this policy.
The Senior Executive Trading Policy was implemented, in part, due to the expiration on July 24, 2005 of our Share Management Plan for partners and the charter provisions we used to create and facilitate that plan. Since July 24, 2005, holders of these shares have been able to individually execute sales, redemptions or dispositions of those shares that are no longer subject to these charter provisions and, in the case of our senior executives, in compliance with the quarterly trading guidelines contained in the Senior Executive Trading Policy.

Shares to be received under our 2001 Share Incentive Plan:

•	As of October 24, 2005, a total of 45,908,467 of our Class A common shares underlying restricted share units generally were scheduled to be delivered during the calendar years indicated below:

Number of Shares	Calendar Year

67,061	2005
3,837,895	2006
7,923,042	2007
5,470,960	2008
11,892,961	2009
16,716,548	After 2009

The delivery of some of these shares may be deferred based on elections made by the holders.

•	In addition, as of October 24, 2005, a total of 71,524,857 Accenture Ltd Class A common shares were issuable pursuant to options, of which options to purchase an aggregate of 49,613,015 Class A common shares were exercisable and options to purchase an aggregate of 21,911,842 Class A common shares generally will become exercisable during the calendar years indicated below:

Number of Shares	Calendar Year

101,072	2005
10,486,396	2006
11,324,374	After 2006

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
      We have major offices in the world’s leading business centers, including New York, London, Frankfurt, Paris, Madrid, Chicago, Milan, Tokyo, Dallas, San Francisco, Sydney, Los Angeles and Boston, among others. In total, we have offices in more than 110 cities in 48 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

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
      No matters were submitted to a vote of security holders of Accenture Ltd during the fourth quarter of fiscal 2005. For a summary of matters submitted to a vote of security holders of Accenture SCA, our subsidiary, during the fourth quarter of fiscal 2005, please see “Business—Organizational Structure” in this Annual Report on Form 10-K and Accenture SCA’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2005 filed with the SEC on July 11, 2005.

Executive Officers of the Registrant
      Martin I. Cole, 49, has been our Chief Executive—Government Operating Group since September 2004. From September 2000 to August 2004, he served in leadership roles in our outsourcing group, including serving as Global Managing Partner of our Outsourcing & Infrastructure Delivery group. Mr. Cole has been with Accenture for 25 years.
      Joellin Comerford, 53, has been our Chief Executive—Outsourcing & BPO Businesses since September 2004. She was Chief Executive—Outsourcing Operations from February 2004 to September 2004 and our Group Director—Sales Development from March 2003 to February 2004. From September 2002 to March 2003, she was managing partner of Corporate Development in the Americas. From September 2000 to August 2002, Ms. Comerford was managing partner of Ventures & Alliances in our Communications & High Tech operating group. Ms. Comerford has been with Accenture for 28 years.
      Anthony G. Coughlan, 48, has been our Principal Accounting Officer since September 2004 and our Controller since September 2001. From September 2000 to September 2001, Mr. Coughlan was co-managing partner of our Central Finance group. Mr. Coughlan has been with Accenture for 27 years.
      Karl-Heinz Flöther, 53, has been our Chief Executive—Technology & Delivery since May 2005. From December 1999 to May 2005 he was our Chief Executive—Financial Services Operating Group. In addition, Mr. Flöther served as one of our directors from June 2001 to February 2003. Mr. Flöther has been with Accenture for 26 years.
      Mark Foster, 46, has been our Chief Executive—Products Operating Group since March 2002. From September 2000 to March 2002 he was managing partner of our Products operating group in Europe. Mr. Foster has been with Accenture for 21 years.
      Robert N. Frerichs, 53, has been our Chief Quality & Risk Officer since September 2004. From November 2003 to September 2004, he was chief operating officer of our Communication & High Tech operating group. From August 2001 to November 2003, he led the market maker team for our Communications & High Tech operating group. Prior to these roles, Mr. Frerichs held numerous leadership positions within our Communications & High Tech operating group. Mr. Frerichs has been with Accenture for 29 years.
      William D. Green, 52, has been our Chief Executive Officer and Chairman of our Executive Leadership Team since September 2004 and a director since June 2001. From March 2003 to August 2004 he was our Chief Operating Officer—Client Services, and from August 2000 to August 2004 he was our Country Managing Director, United States. Mr. Green has been with Accenture for 27 years.
      Adrian Lajtha, 48, has been our Chief Executive—Financial Services Group since May 2005. From February 2000 to May 2005 he was managing partner of our Financial Services operating group in the United Kingdom and Ireland. Mr. Lajtha has been with Accenture for 26 years.
      Michael G. McGrath, 59, has been our Chief Financial Officer since July 2004. From November 2001 to July 2004 he was our Chief Risk Officer. He was our Treasurer from June 2001 to November 2001. From September 1997 to June 2001, Mr. McGrath was our Chief Financial Officer. Mr. McGrath has been with Accenture for 32 years.
      Stephen J. Rohleder, 48, has been our Chief Operating Officer since September 2004. From March 2003 to September 2004, he was our Chief Executive—Government Operating Group. From March 2000 to March 2003, he was managing partner of our Government operating group in the United States. Mr. Rohleder has been with Accenture for 24 years.

      Douglas G. Scrivner, 54, has been our General Counsel and Secretary since January 1996 and our Compliance Officer since September 2001. Mr. Scrivner has been with Accenture for 25 years.
      David C. Thomlinson, 49, has been our Chief Executive—Resources Operating Group since June 2003. From April 2002 to April 2003, he was managing partner of our Resources operating group in the EMEA region (encompassing Europe, the Middle East and Africa) and in Latin America. From April 2001 to April 2002, he was managing partner of the Utilities industry group in North America. From 1998 to April 2001, Mr. Thomlinson was responsible globally for the lines of business operations within the Utilities industry group and managing partner of the Utilities industry group in the EMEA region. Mr. Thomlinson has been with Accenture for 19 years.
      Diego Visconti, 56, has been our Chief Executive—Communications & High Tech Operating Group since March 2003. From 1995 to March 2003, he was responsible for our Communications & High Tech operating group in Europe and Latin America. From 1997 until May 2002, he was also the Country Managing Partner of our Italy practice. In addition, Mr. Visconti served as one of our directors from July 2001 to February 2003. Mr. Visconti has been with Accenture for 29 years.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Accenture Ltd Class A Common Shares
      Accenture Ltd Class A common shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares.
      The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Class A common shares as reported by the New York Stock Exchange.

	Price Range

	High	Low

Fiscal 2004
First Quarter	$25.37	$21.00
Second Quarter	$26.95	$21.85
Third Quarter	$25.91	$22.61
Fourth Quarter	$28.10	$23.25
Fiscal 2005
First Quarter	$27.58	$22.61
Second Quarter	$27.60	$24.39
Third Quarter	$25.97	$21.00
Fourth Quarter	$25.70	$22.20
Fiscal 2006
First Quarter (through October 24, 2005)	$26.94	$24.45
      The closing sale price of the Accenture Ltd Class A common shares as reported by the New York Stock Exchange consolidated tape as of October 24, 2005 was $26.48. As of October 24, 2005, there were 1,699 holders of record of the Class A common shares.
      There is no trading market for the Accenture Ltd Class X common shares. As of October 24, 2005 there were 1,842 holders of record of the Class X common shares.

Dividend Policy
      From our incorporation in 2001 through the end of fiscal 2005, neither Accenture Ltd nor Accenture SCA declared or paid any cash dividends on any class of equity.
      On October 6, 2005, Accenture Ltd declared a cash dividend of $0.30 per share on its Class A common shares for shareholders of record at the close of business on October 17, 2005. Accenture Ltd will cause Accenture SCA to declare a cash dividend of $0.30 per share on its Class I common shares for shareholders of record at the close of business on October 12, 2005. Both dividends are to be payable on November 15, 2005.
      Future dividends on the Accenture Ltd Class A common shares, if any, will be at the discretion of the Board of Directors of Accenture Ltd and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Bermuda Companies Act.
Recent Sales of Unregistered Securities
      None.
      Information regarding securities authorized for issuance under our equity compensation plans can be found under “Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Information.”
Purchases of Common Shares
      The following table provides information relating to the Company’s purchases of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the fourth quarter of fiscal 2005. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under
		Average	Part of Publicly	Publicly
	Total Number of	Price Paid	Announced Plans or	Announced Plans
Period	Shares Purchased	per Share	Programs(1)(2)	or Programs

	(In thousands, except share and per share amounts)
June 1, 2005—June 30, 2005
Class A common shares	2,547	$23.28	—	$761,087
Class X common shares	17,982,839	$0.0000225	—	—
July 1, 2005—July 31, 2005
Class A common shares	379,597	$24.36	99,196	$758,673
Class X common shares	—	—	—	—
Aug. 1, 2005—Aug. 31, 2005
Class A common shares	2,290,350	$25.19	2,072,347	$706,286
Class X common shares	2,817,258	$0.0000225	—	—
Total
Class A common shares(1)(2)(3)	2,672,494	$25.07	2,171,543
Class X common shares(4)	20,800,097	$0.0000225	—

(1)	Since April 2002, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the fourth quarter of fiscal 2005, 1,977,500 Accenture Ltd Class A common shares were purchased under this program. To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $1.6 billion for use in these open-market share purchases. At August 31, 2005, an aggregate of $581 million remained available for these open-market share purchases. The open-market purchase program does not have an expiration date.
(2)	In July 2002, we publicly announced our RSU Sell-Back Program, whereby we offer to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. The Board of Directors of Accenture Ltd has authorized funds for this purpose, and $181 million was set aside under this program. During the fourth quarter of fiscal 2005, 193,043 Accenture Ltd Class A common shares were purchased under this program. At August 31, 2005, approximately $125 million remained available for purchases under this program. These purchases are not made on the open market and this program does not have an expiration date.
(3)	During the fourth quarter of fiscal 2005, Accenture purchased 500,951 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under the Company’s various employee equity share plans.
(4)	During the fourth quarter of fiscal 2005, the Company redeemed 20,800,097 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.
Purchases and redemptions of shares of Accenture subsidiaries
      The following table provides additional information relating to purchases and redemptions by Accenture of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the fourth quarter of fiscal 2005. The Company’s management believes the following table and footnotes provide useful information regarding the share purchase and redemption activity of the Company and its subsidiaries on a consolidated basis. These transactions were primarily conducted pursuant to the Company’s Share Management Plan, which expired on July 24, 2005. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing earnings per share.

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under
		Average	Part of Publicly	Publicly
	Total Number of	Price Paid	Announced Plans or	Announced Plans
Period	Shares Purchased(1)	per Share	Programs	or Programs

	(in thousands, except share and per share amounts)
June 1, 2005—June 30, 2005
Class I common shares	17,712,575	$22.64	—	—
July 1, 2005—July 31, 2005
Class I common shares	14,649	$23.57	—	—
Aug. 1, 2005—Aug. 31, 2005
Class I common shares	5,301,076	$24.24	—	—
Total
Class I common shares(2)(3)(4)	23,028,300	$23.01	—	—

(1)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $3.2 billion for purchases and redemptions from our partners, former partners and their permitted transferees. At August 31, 2005, an aggregate of $1.0 billion remained available for these purchases and redemptions. These amounts do not include an additional $800 million authorized to effect the October 14, 2005 issuer tender offer described in footnote 2 below.
(2)	During the fourth quarter of fiscal 2005, Accenture SCA and its subsidiary purchased or redeemed an aggregate of 21,036,151 Accenture SCA Class I common shares pursuant to two issuer tender offers. In addition, a subsidiary of Accenture SCA purchased an aggregate of 329,287 Accenture Canada Holdings Inc. exchangeable shares. These purchases and redemptions were made in transactions unrelated to publicly announced share plans or programs. The share numbers in the table above do not reflect an issuer tender offer effective as of October 14, 2005, pursuant to which Accenture SCA and its subsidiary purchased or redeemed a total of 35,922,744 Accenture SCA Class I common shares at a price of $21.50 per share. These redemptions or purchases were made in transactions unrelated to publicly announced share plans or programs.

(3)	During the fourth quarter of fiscal 2005, a subsidiary of Accenture SCA purchased 14,649 Accenture SCA Class I common shares at the request of the Accenture Foundation Inc. in a transaction based on terms similar to those provided for in Accenture SCA’s Articles of Association. This purchase was made in a transaction unrelated to publicly announced share plans or programs.
(4)	During the fourth quarter of fiscal 2005, Accenture SCA purchased 1,977,500 Accenture SCA Class I common shares from Accenture Ltd to facilitate the funding of Accenture Ltd’s publicly announced open-market share purchase program. These purchases were made in transactions unrelated to publicly announced share plans or programs. These purchases do not reduce shares outstanding for purposes of computing earnings per share reflected in the Company’s Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA
      The data as of August 31, 2005 and 2004 and for the years ended August 31, 2005, 2004 and 2003 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data as of August 31, 2003, 2002 and 2001 and for the years ended August 31, 2002 and 2001 are derived from audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended August 31,

	2005	2004	2003	2002	2001

	(in millions, except share and per share amounts)
Income Statement Data:
Revenues:
Revenues before reimbursements	$15,547	$13,673	$11,818	$11,574	$11,444
Reimbursements	1,547	1,440	1,579	1,531	1,618

Revenues	17,094	15,113	13,397	13,105	13,062
Operating expenses:
Cost of services*:
Cost of services before reimbursable expenses*	10,455	9,057	7,508	6,897	6,199
Reimbursable expenses	1,547	1,440	1,579	1,531	1,618

Cost of services*	12,002	10,497	9,087	8,428	7,817
Sales and marketing*	1,558	1,488	1,459	1,566	1,217
General and administrative costs*	1,512	1,340	1,319	1,616	1,516
Restructuring, reorganization and rebranding (benefits) costs	(89)	29	(19)	111	849
IPO restricted share unit-based compensation	—	—	—	—	967

Total operating expenses*	14,983	13,355	11,846	11,720	12,366

Operating income*	2,111	1,759	1,551	1,385	696
Gain (loss) on investments, net	21	3	10	(321)	107
Interest income	108	60	41	46	80
Interest expense	(24)	(22)	(21)	(49)	(43)
Other (expense) income	(11)	—	32	15	17
Equity in losses of affiliates	—	(2)	—	(9)	(61)

Income before income taxes*	2,206	1,799	1,613	1,068	795
Provision for income taxes(1)	697	576	566	491	503

Income before minority interest and accounting change*	1,509	1,223	1,047	576	292
Minority interest	(568)	(532)	(549)	(332)	577

Income before accounting change*	940	691	498	245	869
Cumulative effect of accounting change	—	—	—	—	188

Net income*	$940	$691	$498	$245	$1,057

	Year Ended August 31,

	2005	2004	2003	2002	2001

	(in millions, except share and per share amounts)
Weighted Average Class A Common Shares:
Basic	588,505,335	553,298,104	468,592,110	425,941,809	—
Diluted	960,514,976	1,002,813,443	996,754,596	1,023,789,546	—
Earnings Per Class A Common Share:
Basic	$1.60	$1.25	$1.06	$0.57	—
Diluted	$1.56	$1.22	$1.05	$0.56	—

Dividends per Common Share	$—	$—	$—	$—	$—

	As of August 31,

	2005	2004	2003	2002	2001

	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$2,484	$2,553	$2,332	$1,317	$1,880
Working capital	1,823	1,745	1,729	723	401
Total assets	8,957	8,013	6,459	5,479	6,061
Long-term debt, net of current portion	44	32	14	3	1
Shareholders’ equity	1,697	1,472	832	475	282

*	Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

(1)	For periods ended on or prior to May 31, 2001, we operated through partnerships in many countries. Therefore, we generally were not subject to income taxes in those countries. Taxes related to income earned by our partnerships were the responsibility of the individual partners. In other countries, we operated through corporations, and in these circumstances we were subject to income taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Business—Risk Factors” in this Annual Report on Form 10-K.
      We use the terms “Accenture,” “we,” “our Company,” “our” and “us” in this report to refer to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2005” or “fiscal year 2005” means the 12-month period that ended on August 31, 2005. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
Overview
      Revenues are driven by the ability of our executives to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.
      Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. The strengthening economic recovery continues to stimulate the technology spending of many companies. We are continuing to see an increase in numbers of opportunities from companies seeking revenue-generating and cost-cutting initiatives. We expect that revenue growth rates across our segments may continue to vary from quarter to quarter during fiscal 2006 as economic recovery continues to take hold at different rates in different industrial and geographic markets.
      Revenues before reimbursements for fiscal 2005 were $15.55 billion, compared with $13.67 billion for fiscal 2004, an increase of 14% in U.S. dollars and 10% in local currency. Revenues before reimbursements for the fourth quarter of fiscal 2005 were $3.92 billion, compared with $3.42 billion for the fourth quarter of fiscal 2004, an increase of 15% in U.S. dollars and 14% in local currency.
      Outsourcing revenues before reimbursements for fiscal 2005 were $5.99 billion, compared with $5.08 billion for fiscal 2004, an increase of 18% in U.S. dollars and 14% in local currency. Outsourcing revenues before reimbursements for the fourth quarter of fiscal 2005 were $1.55 billion, compared with $1.28 billion for the fourth quarter of fiscal 2004, an increase of 21% in U.S. dollars and 20% in local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. The average size of most new outsourcing opportunities we see in the market continues to be smaller than those contracts we executed in fiscal 2004. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.
      Consulting revenues before reimbursements for fiscal 2005 were $9.56 billion, compared with $8.59 billion for fiscal 2004, an increase of 11% in U.S. dollars and 7% in local currency. For the fourth quarter of fiscal 2005, consulting revenues before reimbursements were $2.38 billion, compared with $2.14 billion for the fourth quarter of fiscal 2004, an increase of 11% in U.S. dollars and 10% in local currency.
      As previously reported, we have certain contracts (the “NHS Contracts”) under which we have been engaged to design, develop and deploy new patient administration, assessment and care systems (the “Systems”) for the National Health Service in England (the “NHS”) and, subsequently, to provide ongoing operational services once these Systems have been deployed. Under the NHS Contracts, our ability to bill and collect for the unbilled services we have performed is subject to our ability to deploy the Systems’ components. Delays in deployment have resulted in lower-than-expected revenues, margins, billings and cash flows in fiscal 2005.
      Aggregate losses on the NHS Contracts for fiscal 2005 were $140 million, in line with our prior estimates. At August 31, 2005, client financing and other assets, net of deferred revenues, attributable to this client were $398 million, in line with our prior estimates. We continue to expect contract losses for fiscal 2006, but at levels less than those experienced in fiscal 2005, and further improved performance in fiscal 2007. The revenues and costs from the NHS Contracts are apportioned equally between our Government and Products operating groups.
      As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During fiscal 2005, the strengthening of various currencies versus the U.S. dollar resulted in favorable currency translation and increased our reported revenues, operating expenses and operating income. In the fourth quarter of fiscal 2005, the U.S. dollar began to strengthen against other currencies, resulting in less favorable currency translation and lower reported U.S. dollar revenues, operating expenses and operating income. If the U.S. dollar retains its strength in fiscal 2006, our U.S. dollar revenue growth may be lower than our growth in local currency terms.
      The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and nonpayroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services; the chargeability, or utilization, of our client-service workforces; and the level of non-payroll costs associated with the continuing accelerated growth of new outsourcing contracts. Chargeability represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business. Operating expenses also include reorganization benefits and costs and restructuring costs, which may vary substantially from year to year.
      Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements for the year and three months ended August 31, 2005 were 32.8% and 33.0%, respectively, compared with 33.8% and 32.4%, respectively, for the same periods in fiscal 2004. The decrease in the annual gross margin was due primarily to the lower-than-expected margins attributable to delays under the NHS Contracts, a small number of delivery inefficiencies in certain operating groups, and incurred and expected cost overruns associated with the development of reusable assets in connection with certain client contracts, partially offset by lower variable compensation expense.
      Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
      Our headcount increased to more than 123,000 at August 31, 2005 from approximately 103,000 at August 31, 2004. Attrition in the fourth quarter of fiscal 2005 was 18%, which was in line with our second and third quarters. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our network of delivery centers and other capabilities around the world. Our ability to grow our business could be adversely affected if we do not effectively assimilate substantial numbers of new employees into our workforces.
      Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 20% for fiscal 2005, compared with 21% for fiscal 2004.
      Operating income as a percentage of revenues before reimbursements increased to 13.6% for the year ended August 31, 2005 from 12.9% for the year ended August 31, 2004. Operating income as a percentage of revenues before reimbursements increased to 13.0% for the three months ended August 31, 2005 from 10.8% for the three months ended August 31, 2004.

      From time to time Accenture purchases Accenture shares through its open-market purchase program and from its employees pursuant to restricted units and also purchases, redeems and exchanges shares held by partners, former partners and their permitted transferees. In fiscal 2005, Accenture purchased $1,586 million of its shares. This comprised $490 million for purchases of 21 million Accenture Ltd Class A common shares and $1,095 million for redemptions and purchases of 44.8 million Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by partners, retired partners and their permitted transferees. During the fourth quarter of fiscal 2005, Accenture repurchased $542 million of its shares. This comprised $55 million for purchases of 2.2 million Accenture Ltd Class A common shares and $487 million for redemptions and purchases of 21.4 million Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by partners, retired partners and their permitted transferees.

Bookings and Backlog
      For the year ended August 31, 2005, new contract bookings were $18,028 million, a decrease of 10% from the year ended August 31, 2004, with consulting bookings increasing 4%, to $9,728 million, and outsourcing bookings decreasing 23%, to $8,300 million. New contract bookings for the three months ended August 31, 2005 were $5,159 million, an increase of $1,135 million, or 28%, over new bookings of $4,024 million for the three months ended August 31, 2004, with consulting bookings increasing 7%, to $2,422 million, and outsourcing bookings increasing 55%, to $2,737 million. The decreases in new contract bookings for the full 2005 fiscal year were partially attributable to the signing of several very large contracts in fiscal 2004, which significantly increased new contract bookings for that year. The size and scope of many of our new outsourcing contract bookings have decreased when compared to new outsourcing contract bookings for the year ended August 31, 2004.
      We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, the timing of large new contract bookings can significantly affect the level of bookings in a particular quarter. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations.
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

Critical Accounting Policies and Estimates
      The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, income taxes, variable compensation and defined benefit pension plans.
Revenue Recognition
      Our contracts have different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require Accenture to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. In addition, some contracts include incentives related to costs incurred, benefits produced or adherence to schedule that may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable. For technology integration consulting contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. For non-technology integration consulting and outsourcing contracts, revenues relating to such incentive payments are recorded when the contingency is satisfied and when acceptance, where applicable, and delivery of agreed benefits have occurred in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”
      We recognize revenues from technology integration consulting contracts using the percentage-of- completion method pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss accrual is recorded in the period it is first identified.
      Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. We continuously review and reassess our estimates of contract profitability. Circumstances that potentially affect profitability over the life of the contract include decreases in volumes of transactions or other inputs/outputs on which we are paid, failure to deliver agreed benefits, variances from planned internal/external costs to deliver our services, and other factors affecting revenues and costs.
      Revenues for contracts with multiple elements are allocated based on the relative fair value of the elements. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements. Effective September 1, 2003, we adopted Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” As such, for contracts signed after

August 31, 2003, revenues are allocated to each element based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent.
      Client prepayments (even if nonrefundable) are deferred (i.e., classified as a liability) and recognized over future periods as services are delivered or performed.
      Our consulting revenues are affected by the number of work days in the fiscal quarter, which in turn is affected by the level of vacation days and holidays. Consequently, since we typically have approximately 5 to 10 percent more work days in our first and third quarters than in our second and fourth quarters, our revenues are typically higher in our first and third quarters than in our second and fourth quarters.
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
      We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Our effective tax rate for fiscal 2005 was 31.6%, compared with 32.0% for fiscal 2004.
      No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.
      As a matter of course, the Company is regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. The Company believes its tax positions comply with applicable tax law and that it has adequately provided for any known tax contingencies.
Variable Compensation
      We record compensation expense for payments to be made in later fiscal periods to our senior executives and other employees under the variable compensation portions of our overall compensation programs. Determining the amount of expense to recognize as operating expenses for variable compensation at interim and annual reporting dates involves judgment. Expenses accrued for variable compensation are based on actual quarterly and annual operational performance versus plan targets and other factors. Amounts accrued are subject to change in future periods if future performance is below plan targets or is below the performance levels anticipated in prior periods. Management believes it makes reasonable judgments using all significant information available. The liability recorded at August 31, 2005 for variable compensation was $114 million, all of which we expect to pay in the first quarter of fiscal 2006 in connection with our transition to a new annual bonus plan for our executives. Beginning in fiscal 2006, the variable compensation plan will be replaced by an annual bonus plan.
      The following table shows net quarterly variable compensation expense (benefit):

	Fiscal Year

	2005	2004	2003

First fiscal quarter	$43	$(4)	$17
Second fiscal quarter	—	64	(6)
Third fiscal quarter	13	92	—
Fourth fiscal quarter	36	125	—

Total variable compensation	$92	$277	$11

      The fiscal 2005 expense of $92 million represents $100 million of variable compensation expense and a reduction of $8 million related to the finalization of estimated payouts accrued for in fiscal 2004.
Defined Benefit Pension Plans
      In the United States and certain other countries, Accenture maintains and administers defined benefit pension plans. The annual cost of these plans can be significantly affected by changes in assumptions and differences between expected and actual experience. Accenture utilizes actuarial methods required by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” to account for defined benefit pension plans. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension plans. Two of the most significant assumptions are the discount rates and expected long-term rate of return on plan assets. In making these assumptions, we are required to consider current market conditions, including changes in interest rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions. Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. The assumptions, assets and liabilities used to measure our annual pension expense are determined as of June 30 for our U.S. benefit plans and as of June 30 or August 31 for our non-U.S. benefit plans.

      Key assumptions used to determine annual pension expense are as follows:

	Pension Benefits

	2006		2005		2004

		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Discount rate	5.25%	4.28%	6.25%	4.93%	6.00%	4.85%
Expected return on plan assets	7.50%	5.57%	7.50%	5.19%	8.00%	5.66%
Rate of increase in future compensation	4.50%	3.27%	4.50%	3.16%	4.50%	3.10%

Discount Rate
      Since pension liabilities are measured on a discounted basis, the discount rate is a significant assumption. An assumed discount rate is required to be used in each pension plan actuarial valuation. The discount rate assumption reflects the market rate for high-quality (for example, rated “AA” or higher by Moody’s or Standard & Poors in the U.S.), fixed-income debt instruments based on the expected duration of the benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. Our estimated U.S. pension expense for fiscal 2006 reflects a 100 basis point decrease in our discount rate, while our non-U.S. estimated pension expense for fiscal 2006 reflects a 65 basis point decrease in our discount rate. This change in discount rate will increase estimated pension expense in fiscal 2006 by approximately $48 million.
      A 25 basis point increase in the discount rate would decrease our annual pension expense by $14 million. A 25 basis point decrease in the discount rate would increase our annual pension expense by $16 million.

Expected Return on Plan Assets
      The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The expected return on plan assets assumption is based on historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio. A 7.50% expected return on plan assets assumption was used for both fiscal years 2006 and 2005 for the U.S. plans, while the expected return on plan assets assumptions for the non-U.S. plans were 5.57% and 5.19% in fiscal years 2006 and 2005, respectively. The impact of these types of changes on the pension plans in other countries will vary, depending upon the status of each respective plan.
      A 25 basis point increase in our return on plan assets would decrease our annual pension expense by $3 million. A 25 basis point decrease in our return on plan assets would increase our annual pension expense by $3 million.
      U.S. generally accepted accounting principles include mechanisms that serve to limit the volatility in our earnings which otherwise would result from recording changes in the value of plan assets and benefit obligations in our Consolidated Financial Statements in the periods in which those changes occur. For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time. For Accenture, positive market returns occurred for fiscal years 2005 and 2004, causing actual pension plan asset returns to exceed our expected returns. Declining discount rates, which resulted in higher calculated benefit obligations, offset the positive impact of these asset returns for fiscal 2005 and more than offset the positive impact of these returns for fiscal 2004.

General
      Our U.S. pension plans include plans covering certain U.S. employees and former employees, as well as a frozen plan related to basic retirement benefits for former pre-incorporation partners. At August 31, 2005, our employee plans had a projected benefit obligation of $819 million and assets of $701 million, after taking into account $50 million in contributions made in fiscal 2005. No fiscal 2006 contributions will be required for the U.S. employee pension plans. We have not determined whether we will make additional voluntary contributions for U.S. employee pension plans in fiscal 2006. The frozen plan for former partners is unfunded and had a projected benefit obligation of $138 million at August 31, 2005.
      Non-U.S. pension plan obligations totaled $512 million at August 31, 2005, while non-U.S. pension assets totaled $344 million. We contributed $42 million to non-U.S. plans in fiscal 2005 and expect to contribute $43 million in fiscal 2006.
      Pension expense was $114 million and $122 million for fiscal years 2005 and 2004, respectively. Pension expense for fiscal 2006 is estimated to be approximately $155 million. The fiscal 2006 pension expense estimate incorporates the 2006 assumptions described above, as well as the impact of increased pension plan assets resulting from our discretionary contributions of $50 million made in fiscal 2005.
      SFAS No. 87 requires us to recognize a minimum pension liability if the fair value of pension assets is less than the accumulated benefit obligation. For additional information, refer to Footnote 10 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements below under “Financial Statements and Supplementary Data.” Additional charges to equity may be required in the future, depending on future contributions made to our pension plans, returns on pension plan assets and interest rates.
Revenues by Segment/Operating Group
      Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements as our management believes revenues before reimbursements are a better indicator of operating group performance than revenues. From time to time, our operating groups work together to sell and implement certain engagements. The resulting revenues and costs from these engagements may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating segments affect revenues and operating expenses within our operating segments to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating segments, due in part to the needs of our operating groups to tailor their workforces to meet the specific needs of their businesses. The shift in mix toward outsourcing contracts is not uniform among our operating groups and, consequently, neither is the impact on operating group results caused by this shift. Local currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.

      Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of Total
					Revenues
					Before
					Reimbursements
					for the Year
	Year Ended			Percent	Ended
	August 31,		Percent	Increase	August 31,
			Increase	Local
	2005	2004	US$	Currency	2005	2004

	(in millions)
OPERATING GROUPS
Communications & High Tech	$4,001	$3,741	7%	4%	26%	27%
Financial Services	3,408	2,771	23	18	22	20
Government	2,172	1,995	9	6	14	15
Products	3,570	2,979	20	16	23	22
Resources	2,389	2,178	10	5	15	16
Other	7	9	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	15,547	13,673	14	10%	100%	100%

Reimbursements	1,547	1,440	7

TOTAL REVENUES	$17,094	$15,113	13%

GEOGRAPHY(1)
Americas	$6,730	$6,133	10%	9%	43%	45%
EMEA(2)	7,735	6,572	18	11	50	48
Asia Pacific	1,082	968	12	8	7	7

TOTAL Revenues Before Reimbursements	15,547	13,673	14	10%	100%	100%

Reimbursements	1,547	1,440	7

TOTAL REVENUES	$17,094	$15,113	13%

TYPE OF WORK
Consulting	$9,559	$8,589	11%	7%	61%	63%
Outsourcing	5,988	5,084	18	14	39	37

TOTAL Revenues Before Reimbursements	15,547	13,673	14	10%	100%	100%

Reimbursements	1,547	1,440	7

TOTAL REVENUES	$17,094	$15,113	13%

n/m = not meaningful

(1)	Fiscal 2005 revenues before reimbursements on a geographic basis reflect minor reclassifications of intercompany eliminations. These reclassifications did not affect total revenues, revenues by operating group, or revenues by type of work. The reclassified quarterly revenues before reimbursements by geography can be found in Exhibit 99.1 to this Annual Report on Form 10-K.

(2)	EMEA includes Europe, the Middle East and Africa.
     The Company conducts business in two countries that individually comprised more than 10% of consolidated revenues before reimbursements within the last three years. The United States represented 37%, 39% and 43% of revenues before reimbursements for fiscal years 2005, 2004 and 2003, respectively, while the United Kingdom represented 17%, 16% and 14% of revenues before reimbursements for fiscal years 2005, 2004 and 2003, respectively. Revenues are attributed to countries based on where client services are supervised.

Year Ended August 31, 2005 Compared to Year Ended August 31, 2004

Revenues
      Our Communications & High Tech operating group achieved revenues before reimbursements of $4,001 million for fiscal 2005, compared with $3,741 million for fiscal 2004, an increase of 7% in U.S. dollars and 4% in local currency terms. The increase was primarily due to growth in consulting revenues, particularly in our Americas and EMEA regions and our Electronics & High Tech industry group. Outsourcing revenue growth, particularly in our EMEA and Asia Pacific regions, was offset by the substantial reduction in late fiscal 2004 of the scope of our work with a major North American telecommunications client as a result of that client’s changing business strategies.
      Our Financial Services operating group achieved revenues before reimbursements of $3,408 million in fiscal 2005, compared with $2,771 million in fiscal 2004, an increase of 23% in U.S. dollars and 18% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. This growth was driven by the strength of our business in both the Americas and EMEA regions, particularly in the United Kingdom, and in our Banking and Insurance industry groups.
      Our Government operating group achieved revenues before reimbursements of $2,172 million in fiscal 2005, compared with $1,995 million in fiscal 2004, an increase of 9% in U.S. dollars and 6% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. Results were driven by strong growth in our EMEA and Asia Pacific regions, which was partially offset by a decrease in consulting revenues from clients in the Americas, particularly in the United States.
      Our Products operating group achieved revenues before reimbursements of $3,570 million in fiscal 2005, compared with $2,979 million in fiscal 2004, an increase of 20% in U.S. dollars and 16% in local currency terms. These increases were attributable to strong growth in both consulting and outsourcing in all industry groups.
      Our Resources operating group achieved revenues before reimbursements of $2,389 million in fiscal 2005, compared with $2,178 million in fiscal 2004, an increase of 10% in U.S. dollars and 5% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. We experienced strong overall growth in our Energy and Natural Resources industry groups, as well as in our EMEA region. In our Utilities industry group, growth in outsourcing revenues before reimbursements offset a decline in consulting revenues before reimbursements.
      Our Americas region achieved revenues before reimbursements of $6,730 million in fiscal 2005, compared with $6,133 million for fiscal 2004, an increase of 10% in U.S. dollars and 9% in local currency terms. Contributing to this growth was our business in the United States and Brazil, partially offset by a decline in local currency revenues before reimbursements in Canada.
      Our Europe, Middle East and Africa regions achieved revenues before reimbursements of $7,735 million for fiscal 2005, compared with $6,572 million for fiscal 2004, an increase of 18% in U.S. dollars and 11% in local currency terms. A key contributor to this growth was our business in the United Kingdom, where revenues before reimbursements for fiscal 2005 increased 19% in U.S. dollars and 13% in local currency terms over fiscal 2004, primarily due to revenues from several exceptionally large contracts sold during fiscal 2004 that began making significant contributions to revenues in fiscal 2005. Also contributing to the strong growth in EMEA for fiscal 2005 was our business in Germany, Italy, the Netherlands and Spain. Revenue growth in the United Kingdom for the fourth quarter of fiscal 2005 was affected by lower than expected revenues on the NHS Contracts. In fiscal 2006 revenue growth in the United Kingdom will continue to be affected by lower-than-expected revenues on the NHS Contracts.

      Our Asia Pacific region achieved revenues before reimbursements of $1,082 million in fiscal 2005, compared with $968 million for fiscal 2004, an increase of 12% in U.S. dollars and 8% in local currency terms. Our business in Australia and in India contributed to the increase in revenues, partially offset by a decline in our business in Japan.

Operating Expenses
      Operating expenses were $14,983 million in fiscal 2005, an increase of $1,628 million, or 12%, over fiscal 2004 and remained flat at 88% of revenues in fiscal 2005, compared with fiscal 2004. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses were 86% and 87% in fiscal years 2005 and 2004, respectively. Excluding the effects of restructuring and reorganization, operating expenses before reimbursements as a percentage of revenues before reimbursements would have increased by 0.1 percentage points for fiscal 2005, compared with fiscal 2004.
      The strengthening of various currencies against the U.S. dollar increased our reported operating expenses for fiscal 2005, compared to fiscal 2004 and partially offset corresponding increases in reported revenues.
      In fiscal 2005, we recorded $92 million of net variable compensation expense, including a reduction of $8 million related to finalization of estimated payouts accrued for fiscal 2004, compared with $277 million of net variable compensation expense for fiscal 2004, which included a reduction of $4 million related to fiscal 2003.

Cost of Services
      Cost of services was $12,002 million in fiscal 2005, an increase of $1,505 million, or 14%, over fiscal 2004 and an increase as a percentage of revenues to 70% in fiscal 2005 from 69% in fiscal 2004. Cost of services before reimbursable expenses was $10,455 million in fiscal 2005, an increase of $1,398 million, or 15%, over fiscal 2004. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements to 67% in fiscal 2005 from 66% in fiscal 2004. Gross margins (revenues before reimbursements less cost of services before reimbursements) decreased to 32.8% of revenues before reimbursements in fiscal 2005 from 33.8% in fiscal 2004.
      The increase in cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to the lower-than-expected margins attributable to delays under the NHS Contracts, a small number of delivery inefficiencies in certain operating groups, and incurred and expected cost overruns associated with the development of reusable assets in connection with certain client contracts, partially offset by lower variable compensation expense.

Sales and Marketing
      Sales and marketing expense was $1,558 million in fiscal 2005, an increase of $70 million, or 5%, over fiscal 2004 and decreased as a percentage of revenues before reimbursements to 10% in fiscal 2005 from 11% in fiscal 2004. A key driver of the increase in sales and marketing expense was a $100 million increase in market- and business-development activities, partially offset by a $30 million decrease in variable compensation expense.

General and Administrative Costs
      General and administrative costs were $1,512 million in fiscal 2005, an increase of $171 million, or 13%, over fiscal 2004 and remained flat as a percentage of revenues before reimbursements at 10% in fiscal years 2005 and 2004.

Restructuring and Reorganization Costs (Benefits)
      We recorded net reorganization benefits of $89 million in fiscal 2005, which included a $115 million reduction in reorganization liabilities offset by $26 million of interest expense associated with carrying these liabilities. At August 31, 2005, the remaining liability for reorganization costs was $381 million, of which $64 million was classified as current liabilities because expirations of statutes of limitations could occur within 12 months. In fiscal 2004, we recorded net reorganization benefits of $78 million, which included a $105 million reduction in reorganization liabilities offset by a $27 million interest expense associated with carrying these liabilities. In both fiscal years 2005 and 2004, the reduction in liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Footnote 3 (Restructuring and Reorganization (Benefits) Costs) to our Consolidated Financial Statements below under “Financial Statements and Supplementary Data.”
      During fiscal 2004, we recorded restructuring costs of $107 million relating to our global consolidation of office space, primarily in the United States and the United Kingdom. These costs included losses on operating leases and write-downs of related assets such as leasehold improvements resulting from abandoned office space. No restructuring costs were recorded during fiscal 2005.
Operating Income
      Operating income was $2,111 million in fiscal 2005, an increase of $352 million, or 20%, over fiscal 2004. Operating income as a percentage of revenues before reimbursements was 13.6% and 12.9% in fiscal years 2005 and 2004, respectively. Excluding the effects of restructuring and reorganization, operating income as a percentage of revenues before reimbursements would have decreased by 0.1 percentage points for fiscal 2005 compared with fiscal 2004.
      Operating income for each of the operating groups was as follows:

	Year Ended August 31,

				Increase (Decrease)
				Excluding
				Reorganization and
	2005	2004	Increase (Decrease)	Restructuring

	(in millions)
Communications & High Tech	$673	$404	$269	$241
Financial Services	500	354	146	119
Government	169	311	(142)	(160)
Products	413	415	(2)	(29)
Resources	356	275	81	63

Total	$2,111	$1,759	$352	$234

      Reorganization benefits and restructuring costs were allocated to the reportable operating groups as follows:

	Year Ended August 31,

Income (expense)	2005	2004	Change

	(in millions)
Communications & High Tech	$21	$(7)	$28
Financial Services	20	(7)	27
Government	14	(4)	18
Products	21	(6)	27
Resources	13	(5)	18

Total	$89	$(29)	$118

      Excluding the effects of reorganization and restructuring, operating income in fiscal 2005 increased by $234 million over fiscal 2004, reflecting increases in Communications & High Tech, Financial Services and Resources, which were partially offset by decreases in Government and Products. The following commentary excludes the effects of reorganization and restructuring:

•	Communications & High Tech operating income increased primarily due to higher gross margins in fiscal 2005, reflecting strong consulting revenue growth in North America and EMEA, as well as the impact of lower-than-expected margins on three contracts in fiscal 2004.

•	The increase in Financial Services operating income reflected a 23% increase in revenues before reimbursements and improved margins.

•	Government operating income decreased partly due to lower-than-expected margins attributable to temporary delays under the NHS Contracts, cost overruns associated with the development of reusable assets in connection with certain client contracts, delivery inefficiencies on a small number of other contracts and a favorable contract settlement in fiscal 2004.

•	Products operating income decreased slightly, due to lower-than-expected margins attributable to temporary delays under the NHS Contracts and delivery inefficiencies on a small number of other contracts, partially offset by a 20% increase in revenues.

•	The increase in Resources operating income was driven by increased revenues, reduced delivery costs and improved quality.
      The NHS Contracts will continue to adversely affect the operating income of our Government and Products operating groups in fiscal 2006, but we expect the effect will be to a lesser extent than in fiscal 2005.
Gain on Investments, Net
      Gain on investments, net was $21 million in fiscal 2005, an increase of $18 million over fiscal 2004. This reflects gains on our retained interests in our venture and investment portfolio, which we sold in fiscal 2003.
Interest Income
      Interest income was $108 million in fiscal 2005, an increase of $48 million, or 81%, over fiscal 2004. The increase resulted primarily from the increase in interest rates and an increase in average client financing balances during fiscal 2005, compared with the average balances for fiscal 2004.

Other (Expense) Income
      Other expense was $11 million in fiscal 2005, compared with other income of less than $1 million in fiscal 2004. The fiscal 2005 expense was primarily due to net foreign currency exchange losses in fiscal 2005 compared with net foreign currency exchange gains in fiscal 2004.
Provision for Income Taxes
      The effective tax rates for fiscal years 2005 and 2004 were 31.6% and 32.0%, respectively. The effective tax rate decreased in 2005 as a result of changes in our geographic distribution of income and benefits related to final determinations of prior-year tax liabilities. This was partially offset by increases related to net nondeductible items and updated estimates of current and prior-year income tax exposures. Final determinations of prior year tax liabilities in 2005 and 2004 reduced the annual effective tax rate by 6.4 and 2.2 percentage points, respectively. The decrease in reorganization liabilities in fiscal years 2005 and 2004 reduced the annual effective tax rate by 1.4 and 1.5 percentage points, respectively. The decrease in reorganization liabilities had the effect of increasing pre-tax income without a corresponding increase in the provision for income taxes. Final determinations could also occur in fiscal 2006 which could generate income tax benefits.
Minority Interest
      Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners, former partners and their permitted transferees have in our Accenture SCA and Accenture Canada Holdings Inc. subsidiaries. See “Business—Accenture Organizational Structure.” The resulting net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd. Since January 2002, minority interest has also included immaterial amounts primarily attributable to minority shareholders in our Avanade Inc. subsidiary.
      Minority interest was $568 million in fiscal 2005, an increase of $36 million, or 7%, over fiscal 2004, primarily due to an increase in income before minority interest of $286 million, partially offset by a reduction in the minority’s average ownership interests to 37% at August 31, 2005 from 43% at August 31, 2004.
Earnings Per Share
      Diluted earnings per share were $1.56 in fiscal 2005, compared with $1.22 in fiscal 2004. The fiscal 2005 net reorganization benefits had the effect of increasing diluted earnings per share by $0.09. The fiscal 2004 restructuring costs relating to our global consolidation of office space had the effect of reducing diluted earnings per share by $0.07, and the fiscal 2004 net reorganization benefits had the effect of increasing diluted earnings per share by $0.08. Refer to Footnote 3 (Restructuring and Reorganization (Benefits) Costs) to our Consolidated Financial Statements below under “Financial Statements and Supplementary Data.”

Year Ended August 31, 2004 Compared to Year Ended August 31, 2003
      Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of
					Total
					Revenues
					Before
					Reimbursements
					for the
	Year Ended				Year Ended
	August 31,		Percent Increase		August 31,
			(Decrease)	Percent Increase
	2004	2003	US$	Local Currency	2004	2003

	(in millions)
OPERATING GROUPS
Communications & High Tech	$3,741	$3,290	14%	8%	27%	28%
Financial Services	2,771	2,355	18	9	20	20
Government	1,995	1,582	26	20	15	13
Products	2,979	2,613	14	7	22	22
Resources	2,178	1,966	11	3	16	17
Other	9	12	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	13,673	11,818	16	9%	100%	100%

Reimbursements	1,440	1,579	(9)

TOTAL REVENUES	$15,113	$13,397	13%

GEOGRAPHY
Americas	$6,133	$5,671	8%	7%	45%	48%
EMEA	6,572	5,353	23	10	48	45
Asia Pacific	968	794	22	12	7	7

TOTAL Revenues Before Reimbursements	13,673	11,818	16	9%	100%	100%

Reimbursements	1,440	1,579	(9)

TOTAL REVENUES	$15,113	$13,397	13%

TYPE OF WORK
Consulting(1)	$8,589	$8,048	7%	0%	63%	68%
Outsourcing(1)	5,084	3,770	35	28	37	32

TOTAL Revenues Before Reimbursements	13,673	11,818	16	9%	100%	100%

Reimbursements	1,440	1,579	(9)

TOTAL REVENUES	$15,113	$13,397	13%

n/m = not meaningful

(1)	For fiscal 2003, $335 million of revenues before reimbursements previously classified as “Other” have been reclassified to “Consulting” or “Outsourcing” type of work to conform to the fiscal 2005 presentation.

Revenues
      Our Communications & High Tech operating group achieved revenues before reimbursements of $3,741 million in fiscal 2004, an increase of 14% over fiscal 2003, primarily due to increased outsourcing revenues. Consulting revenues and favorable currency translation also contributed to increased revenues over fiscal 2003. Outsourcing revenues benefited from strong revenue growth with our Communications and Electronics & High Tech industry groups in the Americas and Europe. Consulting revenues benefited from growth in Europe, Latin America and Asia Pacific, slightly offset by a decline in North America. Lower outsourcing revenues in North America were due partly to a substantial reduction in the scope of our work with a major telecommunications client as a result of that client’s changing business strategies.
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
      Our Products operating group achieved revenues before reimbursements of $2,979 million in fiscal 2004, an increase of 14% over fiscal 2003, primarily driven by increased outsourcing revenues. Consulting revenues and favorable currency translation also contributed to increased revenues over fiscal 2003. A majority of our industry groups, particularly the Retail & Consumer and the Pharmaceuticals & Medical Products industry groups, contributed to the growth in outsourcing revenues. Consulting revenues increased primarily due to growth in our Asia Pacific region revenues, as well as growth in our Automotive and Health Services industry groups in all geographies. Consulting revenue growth was partially offset by decreased revenues in our Transportation & Travel Services industry group, particularly in EMEA.
      Our Resources operating group achieved revenues before reimbursements of $2,178 million in fiscal 2004, an increase of 11% over fiscal 2003, as increases in our outsourcing revenues and a favorable currency translation more than offset the slight decrease in consulting revenues. All industry groups in Resources, in particular Utilities, contributed to the growth in outsourcing revenues. The Euro and Pound Sterling contributed to the favorable currency translation. Consulting revenue growth in our Energy, Metals & Mining and Utilities industry groups was offset by a decrease in our Chemicals and Forest Products industry group revenues.
      Our Americas region achieved revenues before reimbursements of $6,133 million in fiscal 2004, compared with $5,671 million in fiscal 2003, an increase of 8% in U.S. dollars and 7% in local currency. A key contributor to this growth was our Canadian business, where revenues before reimbursements grew 52% in U.S. dollars over fiscal 2003. This growth was partially offset by items mentioned above with respect to our Communications & High Tech, Government and Resources operating groups that were primarily concentrated in our Americas region.

      Our Europe, Middle East and Africa regions achieved revenues before reimbursements of $6,572 million in fiscal 2004, compared with $5,353 million in fiscal 2003, an increase of 23% in U.S. dollars and 10% in local currency. This increase was primarily due to strong growth in the United Kingdom, France and Spain, as well as the strengthening of the Pound Sterling and Euro against the U.S. dollar.
      Our Asia Pacific region achieved revenues before reimbursements of $968 million in fiscal 2004, compared with $794 million in fiscal 2003, an increase of 22% in U.S. dollars and 12% in local currency. This increase was largely driven by strong growth in our business in Japan and Australia.

Operating Expenses
      Operating expenses were $13,355 million in fiscal 2004, an increase of $1,509 million, or 13%, over fiscal 2003 and represented 88% of revenues in both fiscal years 2004 and 2003. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses remained flat at 87% in both fiscal years 2004 and 2003. In fiscal 2004, operating expenses included restructuring costs of $107 million relating to the Company’s global consolidation of office space and benefits of $78 million primarily resulting from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. The restructuring costs of $107 million and reorganization benefits of $78 million increased operating expenses before reimbursable expenses as a percentage of revenues before reimbursements by 0.2 percentage points. The strengthening of various currencies against the U.S. dollar increased our reported operating expenses for fiscal 2004 compared to fiscal 2003, which partially offset corresponding increases in reported revenues.
      We incurred severance costs of $111 million in fiscal 2004, compared with $161 million of severance costs in fiscal 2003. We expensed $277 million for variable compensation in fiscal 2004, compared with $11 million of variable compensation expense in fiscal 2003.

Cost of Services
      Cost of services was $10,497 million in fiscal 2004, an increase of $1,410 million, or 16%, over fiscal 2003 and an increase as a percentage of revenues to 69% in fiscal 2004 from 68% in fiscal 2003. Cost of services before reimbursable expenses was $9,057 million in fiscal 2004, an increase of $1,549 million, or 21%, over fiscal 2003. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements to 66% in fiscal 2004 from 64% in fiscal 2003. Gross margins (revenues before reimbursements less cost of services before reimbursements) decreased to 34% of revenues before reimbursements in fiscal 2004 from 36% in fiscal 2003.
      The primary drivers of the increase in cost of services and the decrease in total gross margins were the continued shift in our mix of business toward outsourcing and higher variable compensation expense, partly offset by lower severance costs. The strengthening of various currencies against the U.S. dollar also contributed to the $1,549 million increase.

Sales and Marketing
      Sales and marketing expense was $1,488 million in fiscal 2004, an increase of $30 million, or 2%, over fiscal 2003 and decreased as a percentage of revenues before reimbursements to 11% in fiscal 2004 from 12% in fiscal 2003. Key drivers of the increase in sales and marketing expense were a $51 million increase in market-development activities and branding costs and a $39 million increase in variable compensation expense, partly offset by a $69 million decrease in business-development costs.

General and Administrative Costs
      General and administrative costs were $1,340 million in fiscal 2004, an increase of $21 million, or 2%, over fiscal 2003 and decreased as a percentage of revenues before reimbursements to 10% in fiscal 2004 from 11% in fiscal 2003. The increase in general and administrative costs was primarily due to a $60 million increase in business protection costs, partly offset by a $42 million decrease in geographic facility costs.

Restructuring and Reorganization Costs (Benefits)
      During fiscal 2004, we recorded restructuring costs of $107 million relating to our global consolidation of office space, primarily in the United States and the United Kingdom. These costs included losses on operating leases and write-downs of related assets such as leasehold improvements resulting from abandoned office space. During this same period, we recorded reorganization benefits of $78 million resulting primarily from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.
      During fiscal 2003, we recorded reorganization benefits of $19 million resulting from a decrease in certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Footnote 3 (Restructuring and Reorganization (Benefits) Costs) to our Consolidated Financial Statements below under “Financial Statements and Supplementary Data.”

Operating Income
      Operating income was $1,759 million in fiscal 2004, an increase of $207 million, or 13%, over fiscal 2003. Operating income as a percentage of revenues before reimbursements remained flat at 13% in both fiscal years 2004 and 2003.
      Operating income for each of the operating groups was as follows:

	Year Ended August 31,

				Increase (Decrease)
				Excluding
			Increase	Reorganization and
	2004	2003	(Decrease)	Restructuring

		(in millions)
Communications & High Tech	$404	$321	$83	$95
Financial Services	354	306	48	59
Government	311	282	29	36
Products	415	428	(13)	(3)
Resources	275	214	61	69

Total	$1,759	$1,551	$208	$256

      Restructuring costs and reorganization benefits were allocated to the reportable operating groups as follows:

	Year Ended August 31,

Income (expense)	2004	2003	Change

	(in millions)
Communications & High Tech	$(7)	$5	$(12)
Financial Services	(7)	4	(11)
Government	(4)	3	(7)
Products	(6)	4	(10)
Resources	(5)	3	(8)

Total	$(29)	$19	$(48)

      Excluding the effects of reorganization and restructuring, operating income in fiscal 2004 increased by $256 million over fiscal 2003, reflecting increases in Communications & High Tech, Financial Services, Government and Resources, which were partially offset by a decrease in Products. The following commentary excludes the effects of reorganization and restructuring:

•	Communications & High Tech operating income increased primarily due to a 14% increase in revenues before reimbursements, along with savings from cost-management initiatives and improved chargeability.

•	The increase in Financial Services operating income was driven by an 18% increase in revenues before reimbursements, as well as savings from cost-management initiatives.

•	Government operating income increased primarily due to a 26% increase in revenues before reimbursements, partly offset by higher business-development costs in support of large contracts and lower overall margins.

•	Products operating income decreased despite a 14% increase in revenues before reimbursements, primarily due to lower gross margins reflecting a decrease in consulting margins and the continued shift in our mix of business toward outsourcing.

•	The increase in Resources operating income was driven by an 11% increase in revenues before reimbursements along with savings from cost-management initiatives and improved chargeability, offset by increases in outsourcing and consulting costs.

Interest Income
      Interest income was $60 million in fiscal 2004, an increase of $19 million, or 46%, over fiscal 2003. The increase resulted primarily from the increase in our average cash and investment balances during fiscal 2004, compared with the average balances for fiscal 2003.

Other Income (Expense)
      Other income was less than $1 million in fiscal 2004, compared with $32 million in fiscal 2003, primarily resulting from lower foreign currency exchange gains.

Provision for Income Taxes
      The effective tax rates for fiscal years 2004 and 2003 were 32.0% and 35.1%, respectively. The reduction in the effective tax rate in 2004 resulted primarily from a reduction in valuation allowances, changes in our geographic distribution of income and the tax effect of a reduction in reorganization liabilities. The decrease in reorganization liabilities in fiscal years 2004 and 2003 reduced the annual effective tax rate by 1.5 and 0.4 percentage points, respectively. The decrease in reorganization liabilities had the effect of increasing pre-tax income in fiscal 2004 without a corresponding increase in the provision for income taxes.

Minority Interest
      Minority interest was $532 million in fiscal 2004, a decrease of $16 million, or 3%, from fiscal 2003, primarily due to a reduction in the minority’s average ownership interests to 43% at August 31, 2004 from 52% at the beginning of fiscal 2004.

Earnings Per Share
      Diluted earnings per share were $1.22 in fiscal 2004, compared with $1.05 in fiscal 2003. The increase was primarily due to higher operating income. The fiscal 2004 restructuring costs relating to our global consolidation of office space had the effect of reducing diluted earnings per share by $0.07 and the net reorganization benefit had the effect of increasing diluted earnings per share by $0.08. In fiscal 2003, the net reorganization benefit had the effect of increasing diluted earnings per share by $0.02.
Liquidity and Capital Resources
      Our primary sources of liquidity are cash flows from operations, debt capacity available under various credit facilities and available cash reserves. We may also be able to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions;

•	respond to competitive pressures; or

•	facilitate purchases, redemptions and exchanges of Accenture shares held by our partners, former partners and their permitted transferees and certain purchases from our other employees.
      At August 31, 2005, cash and cash equivalents of $2,484 million combined with $701 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $3,185 million, compared with $3,154 million at August 31, 2004, an increase of $31 million.
      Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statement of Cash Flows, are summarized in the following table:

	Year Ended August 31,

				2005 to 2004
	2005	2004	2003	Change

	(in millions)
Net cash provided by (used in):
Operating activities	$1,887	$1,756	$1,544	$131
Investing activities	(575)	(897)	(109)	322
Financing activities	(1,377)	(688)	(523)	(689)
Effect of exchange rate changes on cash and cash equivalents	(4)	49	103	(53)

Net (decrease) increase in cash and cash equivalents	$(69)	$220	$1,015	$(289)

      Operating activities: The $131 million increase in cash provided in fiscal 2005 compared to fiscal 2004 was primarily due to an increase in net income, an increase in accounts payable, and $50 million in discretionary contributions to our U.S. employees’ pension plans in fiscal 2005 compared to $230 million in fiscal 2004. Partially offsetting increases in cash provided by operations were variable compensation payments of $263 million made in fiscal 2005 compared to $41 million in fiscal 2004, and an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues), due primarily to growth in revenues and an increase in total client financing (see below). The $212 million increase in cash used in operating activities in fiscal 2004 over fiscal 2003 was primarily attributable to an increase in accrued payroll and related benefits, income taxes payable and other accrued liabilities, which was partly offset by an increase in net client balances and an increase in other current assets.
      Investing activities: The $322 million decrease in cash used in fiscal 2005 compared to fiscal 2004 was primarily due to a decrease in net purchases of marketable securities, partially offset by the acquisition of the net assets of Capgemini’s North American Health practice for $179 million in cash (including $4 million of acquisition expenses) during the fourth quarter of fiscal 2005. The $789 million increase in cash used in investing activities in fiscal 2004 over fiscal 2003 was primarily due to purchases of marketable securities and increased capital spending on property and equipment, partially offset by increased proceeds from sales of investments. During fiscal years 2005, 2004 and 2003, we invested $318 million, $282 million and $212 million, respectively, in capital expenditures, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We expect that our capital expenditures will be approximately $450 million in fiscal 2006.
      Financing activities: The $689 million increase in cash used in fiscal 2005 compared to fiscal 2004 was primarily driven by an increase of net purchases of common shares in fiscal 2005, partly offset by a net decrease in restricted cash of the predecessor to the Accenture Share Employee Compensation Trust. Contributing to the $165 million increase in cash used for financing activities in fiscal 2004 over fiscal 2003 was an increase in net share repurchases in fiscal 2004 over fiscal 2003, which was partly offset by a contract termination payment in fiscal 2003 and a net decrease in restricted cash of the predecessor to the Accenture Share Employee Compensation Trust.
Borrowing Facilities
      At August 31, 2005, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

Facility
Amount

(in millions)
Syndicated loan facility(1)	$1,500
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities(2)	251
Local guaranteed and non-guaranteed lines of credit(2)	202

Total	$1,953

(1)	We have a $1,500 million syndicated loan facility maturing June 18, 2009 that provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of the Company’s consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We continue to be in compliance with these terms. As of August 31, 2005, we had no borrowings under the facility and $54 million in letters of credit outstanding. The facility is subject to annual commitment fees.

(2)	We maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing in countries where we cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. At August 31, 2005, we had $4 million outstanding under these various facilities. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.
      We had $9 million and $7 million of other short-term borrowings outstanding at August 31, 2005 and 2004, respectively. In addition, we had total outstanding debt of $62 million and $49 million at August 31, 2005 and 2004, respectively, which was primarily incurred in conjunction with our purchase of Accenture HR Services.

Client Financing
      In limited circumstances, we agree to extend financing to clients on technology integration consulting contracts. The terms vary by contract, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. Imputed interest is recorded at market rates in interest income on the Consolidated Income Statement. Information pertaining to client financing is as follows:

	August 31,

	2005	2004

	(in millions,
	except number of
	clients)
Number of clients	29	40
Client financing included in current unbilled services	$262	$243
Client financing included in non-current unbilled services	472	212

Total client financing	$734	$455

      The increase in client financing from August 31, 2004 was primarily due to client financing balance increases on the NHS Contracts.

Share Purchases and Redemptions
      From time to time Accenture purchases Accenture Ltd Class A common shares through the Company’s open-market purchase program and also purchases, redeems and exchanges Accenture shares held by partners, former partners and their permitted transferees. Accenture also purchases certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering.
Open-Market Purchases
      Since April 2002, we have conducted our publicly announced, open-market share purchase program for Accenture Ltd Class A common shares. The program, which is conducted through one or more subsidiaries of Accenture Ltd, uses the purchased shares to provide for select employee benefits, such as equity awards to our employees. These purchased shares are treated as treasury shares and are excluded from our earnings per share calculations.

      During fiscal years 2005 and 2004, we purchased an aggregate of 20,566,470 and 8,413,050 Accenture Ltd Class A common shares, respectively, for aggregate purchase prices of $480 million and $201 million, respectively.

Share Management Plan and RSU Sell-Back Program Transactions
      Under our Share Management Plan, which expired on July 24, 2005, we provided quarterly transactions to give our partners, former partners and their permitted transferees the opportunity to dispose of shares that were eligible for transfer under the terms of the various transfer restrictions applicable to them.
      The Board of Directors of Accenture Ltd previously granted authority to utilize $1.2 billion for purchases and redemptions of shares held by partners, former partners, and their permitted transferees, as well as for the acquisition of certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units awarded in connection with our initial public offering. Effective as of October 15, 2004, the Board of Directors of Accenture Ltd authorized an additional $3 billion for the purchase, redemption and exchange from time to time of Accenture shares, including open-market share purchases. Of these previously authorized amounts, $1,093 million was used in fiscal 2005, primarily pursuant to quarterly tender offers made to Accenture SCA Class I common shareholders by controlled subsidiaries of Accenture Ltd that redeemed or purchased an aggregate of 44,105,764 Accenture SCA Class I common shares and by related purchases of 643,325 Accenture Canada Holdings Inc. exchangeable shares. In addition, during fiscal years 2005 and 2004, Accenture purchased 398,394 and 1,002,761 Accenture Ltd Class A common shares, respectively, delivered pursuant to restricted share units awarded in connection with our initial public offering for approximately $10 million and $25 million, respectively.
      In July 2005, we implemented a Senior Executive Trading Policy applicable to our senior executives which provides, among other things, that all Accenture Ltd Class A common shares, Accenture SCA Class I common shares, and Accenture Canada Holdings Inc. exchangeable shares covered by the transfer restrictions contained in our various charter documents and available for transfer will be subject to quarterly trading guidelines. These guidelines seek to limit the total number of these shares redeemed, sold or otherwise transferred in any calendar quarter to no more than a composite average weekly volume of trading in Accenture Ltd Class A common shares. As of October 24, 2005, the shares covered by the transfer restrictions contained in our various charter documents and subject to these additional quarterly guidelines represented approximately 55% of the total number of shares covered by the transfer restrictions contained in our various charter documents. The Senior Executive Trading Policy was implemented, in part, due to the expiration on July 24, 2005 of our Share Management Plan for partners and the charter provisions we used to facilitate that plan. Since July 24, 2005, holders of shares covered by the transfer restrictions contained in our various charter documents have been able to individually execute sales, redemptions or dispositions of those shares that are free of transfer restrictions and, in the case of our senior executives, in compliance with the quarterly trading guidelines contained in the Senior Executive Trading Policy. We intend to continue to redeem or purchase all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares offered for redemption or purchase for cash.
      At August 31, 2005, the amount available for future share redemptions and purchases of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, as well as Accenture Ltd Class A common shares delivered pursuant to restricted share units awarded in connection with our initial public offering, was $1,121 million.

Other Redemptions and Purchases
      In fiscal 2005, we continued to redeem or purchase certain Accenture SCA Class I common shares in isolated transactions in accordance with the redemption provisions of Accenture SCA’s Articles of Association or in purchase transactions on comparable terms. Funds used in these transactions did not reduce other specific authorizations made by the Board of Directors of Accenture Ltd for various share purchase or reduction activities. These transactions occurred outside of our Share Management Plan and consisted primarily of redemptions or purchases of shares held by the beneficiaries and estates of deceased partners and, to a lesser extent, by charitable foundations. During fiscal 2005, $2 million was used for these purposes. After the expiration of our Share Management Plan on July 24, 2005, all future redemptions and purchases of Accenture SCA Class I common shares from partners, former partners and their permitted transferees, from whatever source, will reduce the amount of funds authorized and available for such purposes.
Subsequent Developments
      On September 14, 2005, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase, effective as of October 14, 2005 of an aggregate of 35,922,744 Accenture SCA Class I common shares at a price of $21.50 per share. The total cash outlay for these transactions was $772 million.
      On October 6, 2005, Accenture Ltd declared a cash dividend of $0.30 per share on its Class A common shares for shareholders of record at the close of business on October 17, 2005. Accenture Ltd will cause Accenture SCA to declare a cash dividend of $0.30 per share on its Class I common shares for shareholders of record at the close of business on October 12, 2005. Both dividends are to be payable on November 15, 2005.

Obligations and Commitments
      As of August 31, 2005, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in millions)
Long-term debt	$62	$17	$44	$1	$—
Operating leases	2,541	334	526	419	1,262
Training facility services agreement	24	20	4	—	—
Retirement obligations(1)	278	41	73	59	105
Other purchase commitments(2)	444	233	177	27	7

Total	$3,349	$645	$824	$506	$1,374

(1)	This represents projected payments under our Basic Retirement Benefit and Early Retirement Plans. Because both of these plans are unfunded, we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.
(2)	Other purchase commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements
      We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.
      From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to the client. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, please see Footnote 15 (Commitments and Contingencies) to our Consolidated Financial Statements below under “Financial Statements and Supplementary Data.”
Newly Issued Accounting Standard
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow, as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005.
      Accenture adopted SFAS No. 123R on September 1, 2005, using the Statement’s modified prospective application method. Adoption of SFAS No. 123R will not affect Accenture’s total cash flows or financial position, but it will reduce reported income and earnings per share because Accenture currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s employee stock option and employee share purchase plans.
      Specifically, adopting SFAS No. 123R will result in Accenture recording compensation expense for employee stock options and employee share purchase rights. Had Accenture expensed employee stock options and employee share purchase rights under SFAS No. 123 for the year ended August 31, 2005, the following reported items would have been reduced: Income before income taxes by $218 million; Income before minority interest by $152 million; Net income by $98 million; and

Diluted earnings per share by $0.16. We expect to increase the use of restricted share units and reduce the use of stock options in our employee incentive awards for fiscal 2006, resulting in total stock-based compensation expense that is comparable to fiscal 2005 pro forma expense.
      In addition, on September 1, 2005, upon adoption of SFAS No. 123R using the modified prospective application method, Accenture recognized an immaterial one-time pre-tax gain, representing the reversal of compensation costs recorded in prior years for restricted share units that are not expected to vest due to future forfeitures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading.
Foreign Currency Risk
      We are exposed to foreign currency risk in the ordinary course of business. We hedge material cash flow exposures when feasible using forward and/or option contracts, with the Euro accounting for a significant portion of the notional amount being hedged. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, we enter into forward or option contracts of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
      We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. As of August 31, 2005, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $19 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our financial instruments of $19 million. As of August 31, 2004, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $17.9 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our financial instruments of $17.9 million.
Interest Rate Risk
      The interest rate risk associated with our borrowing and investing activities at August 31, 2005 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
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
(a) Evaluation of Disclosure Controls and Procedures
      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer of Accenture Ltd have concluded that Accenture Ltd’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by Accenture Ltd in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
(b) Management’s Report on Internal Control over Financial Reporting
      Accenture’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of management and/or Board of Directors; and

(iii) provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company’s financial statements.
      Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.
      KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its reports, included herein, (1) on our management’s assessment of the effectiveness of our internal control over financial reporting and (2) on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-3.
(c) Changes in Internal Control over Financial Reporting
      There has been no significant change in Accenture Ltd’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, Accenture Ltd’s internal control over financial reporting.
      As of September 1, 2004, we transitioned certain of our business and financial systems to new platforms. The implementation of these platforms as of September 1, 2004 represents a culmination of more than a year of preparation, testing and training. Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, believes that throughout this implementation process we have maintained internal financial controls sufficient to ensure appropriate internal control over financial reporting for fiscal 2005.

ITEM 9B.	OTHER INFORMATION
      Fiscal 2005 revenues before reimbursements on a geographic basis provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect minor reclassifications of intercompany eliminations. These reclassifications did not affect total revenues, revenues by operating group, or revenues by type of work. The reclassified quarterly revenues before reimbursements by geography can be found in Exhibit 99.1 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      For information about our executive officers, please see “Executive Officers of the Registrant” on page 32.
Directors
      Joe W. Forehand, 57, has been Chairman of the Board since February 2001. From November 1999 to August 2004, he was our Chief Executive Officer and served as Chairman of our Management Committee, our Executive Committee and our Global Leadership Council. Mr. Forehand has been with Accenture for 33 years. Mr. Forehand’s current term as director expires at the annual general meeting of shareholders in 2008.
      William D. Green, 52, has been a director since June 2001 and our Chief Executive Officer and Chairman of our Executive Leadership Team since September 2004. From March 2003 to August 2004 he was our Chief Operating Officer—Client Services, and from August 2000 to August 2004 he was our Country Managing Director, United States. Mr. Green has been with Accenture for 27 years. Mr. Green’s current term as director expires at the annual general meeting of shareholders in 2006.
      Steven A. Ballmer, 49, has been a director since October 2001. He is chief executive officer and a director of Microsoft Corp. Since joining Microsoft in 1980, Mr. Ballmer has headed several Microsoft divisions, including operations, operating systems development, and sales and support. He was promoted to president in July 1998 and was named chief executive officer in January 2000. Mr. Ballmer’s current term as director expires at the annual general meeting of shareholders in 2006.
      Dina Dublon, 52, has been a director since October 2001. From December 1998 until December 2004, she was chief financial officer of J.P. Morgan Chase & Co. and its predecessor company. Prior to being named chief financial officer, she held numerous other positions, including corporate treasurer, managing director of the Financial Institutions Division and head of asset liability management. She is a director of Microsoft Corp. and of PepsiCo, Inc. Ms. Dublon serves as Chairwoman of the Finance Committee and serves on the Compensation Committee of our Board of Directors. Ms. Dublon’s current term as director expires at the annual general meeting of shareholders in 2006.
      Dennis F. Hightower, 64, has been a director since November 2003. From May 2000 until his retirement in March 2001, he was chief executive officer of Europe Online Networks S.A., a Luxembourg-based Internet services provider. He is a director of Domino’s Inc., Northwest Airlines Corporation and The TJX Companies Inc. Mr. Hightower serves on the Compensation Committee and the Nominating & Governance Committee of our Board of Directors. Mr. Hightower’s current term as director expires at the annual general meeting of shareholders in 2007.
      William L. Kimsey, 63, has been a director since November 2003. From October 1998 until his retirement in September 2002, Mr. Kimsey was global chief executive officer of Ernst & Young Global. He is a director of Western Digital Corporation, Royal Caribbean Cruises Ltd and NAVTEQ Corporation. Mr. Kimsey serves on the Audit Committee of our Board of Directors. Mr. Kimsey’s current term as director expires at the annual general meeting of shareholders in 2007.
      Robert I. Lipp, 67, has been a director since October 2001. He is a senior advisor at J.P. Morgan Chase & Co. From April 2004 to September 2005, he was executive chairman of St. Paul Travelers Companies Inc. From December 2001 to April 2004, Mr. Lipp was chairman and chief executive officer of its predecessor company, Travelers Property Casualty Corp. Mr. Lipp also served as chairman of the board of Travelers Insurance Group Holdings Inc. from 1996 to 2000 and from January 2001 to October 2001. During 2000 he was a vice-chairman and member of the office of the chairman of Citigroup. Mr. Lipp is a director of St. Paul Travelers Companies Inc. and JP Morgan Chase & Co. Mr. Lipp serves on the Finance Committee and Nominating & Governance Committee of our Board of Directors. Mr. Lipp’s current term as director expires at the annual general meeting of shareholders in 2007.
      Blythe J. McGarvie, 48, has been a director since October 2001. She is president of Leadership for International Finance, LLC, a firm that focuses on improving clients’ financial positions and providing leadership seminars for corporate and academic groups. From July 1999 to December 2002, she was executive vice president and chief financial officer of BIC Group. She is a member of the board of directors of The Pepsi Bottling Group, Inc., The St. Paul Travelers Companies, Inc. and Lafarge North America Inc. Ms. McGarvie serves as the Chairwoman of the Audit Committee of our Board of Directors. Ms. McGarvie’s current term as director expires at the annual general meeting of shareholders in 2008.
      Sir Mark Moody-Stuart, 65, has been a director since October 2001 and our Lead Outside Director since November 2002. He is chairman of AngloAmerican plc, former chairman of The Shell Transport and Trading Company and former chairman of the Committee of Managing Directors of the Royal Dutch/ Shell Group of Companies. From July 1991 to June 2001, he was managing director of Shell Transport and a managing director of Royal Dutch/ Shell Group. In addition to Anglo American plc, Sir Mark is a director of HSBC Holdings PLC. He serves as Chairman of the Compensation Committee and serves on the Finance Committee of our Board of Directors. Sir Mark’s current term as director expires at the annual general meeting of shareholders in 2008.
      Carlos Vidal, 51, has been a director since February 2003, our Chair—Senior Executive Income Committee since March 2003 and our Managing Partner—Geographic Strategy & Operations since September 2004. In addition, Mr. Vidal has been our Country Managing Director, Spain since December 1998 and Chairman of the Geographic Council for Spain, Portugal, South Africa, Nigeria and Israel since 2000. From March 2000 until September 2004, he was our Managing Partner—Financial Services, NEWS operating unit (which included, at the time, the United Kingdom, Ireland, Italy, Greece, Eastern Europe, Latin America, Spain and Portugal). Mr. Vidal serves on the Finance Committee of our Board of Directors. Mr. Vidal has been with Accenture for 30 years. Mr. Vidal’s current term as director expires at the annual general meeting of shareholders in 2006.
      Wulf von Schimmelmann, 58, has been a director since October 2001. He has been chief executive officer of Deutsche Postbank AG, Germany’s largest independent retail bank, since 1999. He is also a member of the board of directors of Deutsche Post World Net Group. Mr. von Schimmelmann serves as Chairman of the Nominating & Governance Committee and serves on the Audit Committee of our Board of Directors. Mr. von Schimmelmann’s current term as director expires at the annual general meeting of shareholders in 2007.
Audit Committee
      The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934, as amended, consists of three of our non-employee directors: Blythe J. McGarvie, who is chairwoman of the committee, William Kimsey and Wulf von Schimmelmann. The Board has determined that each of the committee members meets the independence standards set forth in Accenture’s Corporate Governance Guidelines, as well as the current independence and financial experience requirements of the New York Stock Exchange. In addition, the Board has determined that Ms. McGarvie is a “financial expert” within the meaning of the current rules of the Securities and Exchange Commission.
Section 16(a) Beneficial Ownership Reporting Compliance
      Under the Federal securities laws, our directors, executive officers and beneficial owners of more than 10% of Accenture Ltd’s Class A common shares or Class X common shares are required within a prescribed period of time to report to the Securities and Exchange Commission transactions and holdings in Accenture Ltd Class A common shares and Class X common shares. Our directors and executive officers are also required to report transactions and holdings in Accenture SCA Class I common shares. Based solely on a review of the copies of such forms received by us and on written representations from certain reporting persons that no annual corrective filings were required for those persons, we believe that during fiscal 2005 all these filing requirements were timely satisfied.
Code of Business Ethics relating to Directors and Executive Officers
      Accenture’s Code of Business Ethics is available on the Investor Relations section of our website at http://investor.accenture.com. Our Code of Business Ethics applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and to our directors, where appropriate. If our Board of Directors grants any waivers from our Code of Business Ethics to any of our directors or executive officers, or if we amend our Code of Business Ethics, we will disclose these matters through the Investor Relations section of our website.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
      The following table sets forth, for fiscal years 2005, 2004 and 2003, the compensation for our Chief Executive Officer and for each of our four most highly compensated executive officers, other than the Chief Executive Officer, serving as executive officers at the end of fiscal 2005. These five persons are referred to, collectively, as the “Named Executive Officers.”

	Annual Compensation					Long-Term Compensation Awards

						Restricted	Securities
					Other Annual	Share Unit	Underlying	All Other
			Bonus		Compensation	Award(s)	Options	Compensation
	Year	Salary($)	($)(1)		(#)(3)	($)(4)	(#)(5)	($)

William D. Green	2005	2,107,500	199,362		—	3,749,990	—	—
Chief Executive Officer	2004	1,639,500	79,282		—	—	—	—
	2003	1,518,000	67,735		—	—	—	—
Michael G. McGrath	2005	1,785,808	1,122,929	(2)	—	—	27,335	—
Chief Financial Officer	2004	1,451,535	66,066		—	—	—	—
	2003	1,716,000	76,570		—	—	—	—
Mark Foster	2005	2,211,040	202,612		—	1,874,995	32,529	—
Chief Executive — Products	2004	1,557,748	72,350		—	—	—	—
Operating Group	2003	1,234,916	44,333		—	—	—	—
Karl-Heinz Flöther	2005	2,063,106	191,609		—	1,874,995	28,975	—
Chief Executive — Technology &	2004	1,482,226	71,638		—	—	—	—
Delivery	2003	1,261,069	56,282		—	—	—	—
Diego Visconti	2005	1,648,930	178,780		—	1,874,995	25,968	—
Chief Executive — Communications &	2004	1,302,130	80,556		—	—	—	—
High Tech Operating Group	2003	1,225,695	56,985		—	—	—	—

(1)	Except as otherwise indicated, consists of variable compensation payments.
(2)	Includes an aggregate of $967,500 in cash incentive bonuses payable in connection with Mr. McGrath’s July 12, 2004 appointment and continued service as Chief Financial Officer of the Company.
(3)	The aggregate amount of perquisites and other personal benefits, securities or property received by any Named Executive Officer does not exceed $50,000.
(4)	On March 4, 2005, each of Mssrs. Green, Foster, Flöther and Visconti was granted a performance-based award of restricted share units. Mr. Green received an award of 147,812 restricted share units and each of Mssrs. Foster, Flöther and Visconti received an award of 73,906 restricted share units. These restricted share units may vest, in whole or in part, at the end of Accenture’s fiscal year ending August 31, 2007. The vesting schedule for the award is based on the achievement of certain targets for the period starting on September 1, 2004 and ending on August 31, 2007 (the “Performance Period”), and vests based on two different sets of performance criteria. Up to 50% of the award will vest, in whole or in part, based upon Accenture’s total shareholder return, as compared to a group of peer companies during the Performance Period. The remaining 50% of the award will vest, in whole or in part, based upon the achievement of operating income targets by Accenture for the Performance Period. If dividends are declared on Accenture Ltd Class A common shares while the restricted share units are outstanding, the number of restricted share units to be granted will be adjusted to reflect the payment of such dividends. At August 31, 2005, the value of Mr. Green’s award was $3,606,613, and the value of each of award granted to Mssrs. Foster, Flöther and Visconti was $1,803,306, based upon the last reported price of Accenture Ltd Class A common shares on that date.
(5)	Indicates the number of Accenture Ltd Class A common shares underlying options granted on February 18, 2005. For more information on these option grants see “— Option Grants in Last Fiscal Year.”
Compensation Committee Interlocks
      We do not have any compensation committee interlocks. Our Compensation Committee is comprised solely of independent directors: Sir Mark Moody-Stuart (who continues to serve as chair), Dina Dublon and Dennis F. Hightower.
Compensation of Executive Officers
      For fiscal 2005, the compensation of our senior executives who formerly held the “partner” title, including the compensation of our executive officers, was determined based on the “unit” level of these senior executives and on amounts budgeted for senior executive compensation. Relative levels of compensation, or unit allocation, were determined by a committee that includes our Chief Executive Officer and the members of our Executive Leadership Team, which reviewed evaluations and recommendations concerning the performance of these senior executives and prepared an income plan for fiscal 2005 compensation for these senior executives. Pursuant to the terms of the partners matters agreement, the income plan was approved by a 66 2/3% vote of the senior executives who are a party to the partner matters agreement and, with respect to the Chief Executive Officer and the other principal executive officers of Accenture Ltd, unit allocation for these executives was approved by the Compensation Committee of the Board of Directors of Accenture Ltd.
      As part of Accenture’s budgeting process, the Board of Directors approves budgeted amounts for Accenture’s results and cash compensation to its senior executives, with each such individual receiving his or her compensation based on his or her unit allocation. Accenture pays a portion of the total budgeted compensation as a fixed component of compensation and may pay the remainder of the budgeted amount, or more, as a bonus based on actual operating results (compared to budgeted amounts) and individual performance.
Compensation of Outside Directors
      No director who is an Accenture employee receives additional compensation for serving as a director.
      Except as noted below, each director who is not an employee of Accenture Ltd or its subsidiaries receives the following compensation:

•	upon appointment to the Board of Directors, an initial grant of fully-vested restricted share units having, at the time of grant, an aggregate market value of $150,000, with delivery scheduled after twelve months;

•	an annual grant of fully-vested restricted share units having, at the time of grant, an aggregate market value of $150,000, with delivery scheduled after twelve months; and

•	an annual retainer of $70,000, which may be received in the form of cash, fully-vested restricted share units with delivery scheduled after twelve months or a combination of cash and restricted share units except that our Lead Outside Director receives an annual retainer of $125,000.
      In addition, certain directors receive additional cash compensation for their service on the Board of Directors:

•	each member of our Audit Committee receives compensation of $5,000 each year; and

•	the Chairperson of each committee of the Board of Directors receives compensation of $5,000 each year, except that the Chairperson of the Audit Committee receives compensation of $10,000 each year.
      Furthermore, in February 2005 the Board of Directors adopted a policy requiring each outside director to, within three years of his or her appointment and for the duration of that director’s service, retain ownership of Accenture equity having a market value equal to three times the value of the annual equity grants being made to directors at the time at which the ownership requirement is assessed.
      Steven A. Ballmer has elected not to receive any compensation for his service as a director, and the Nominating & Governance Committee has determined that Mr. Ballmer will not be subject to the equity ownership requirements described above.

Employment Contracts
      Each of our Chief Executive Officer and our Named Executive Officers who are current Accenture employees has entered into an annual employment agreement which is renewed automatically each year. The employment agreements, which are standard employment contracts for Accenture highest-level senior executives, provide that these executive officers will receive compensation as determined by Accenture. Pursuant to the employment agreements, each of the executive officers has also entered into a non-competition agreement whereby each has agreed that, for a specified period, he or she will not (1) associate with and engage in competing services for any competitive enterprise; or (2) solicit or assist any other entity in soliciting any client or prospective client for the purposes of providing competing services, perform competing services for any client or prospective client, or interfere with or damage any relationship between us and a client or prospective client. In addition, each of these executive officers has agreed that for the restricted period he or she will not solicit or employ any Accenture employee or any former employee who ceased working for us within an 18-month period before or after the date on which the executive officer’s employment with us or any of our affiliates terminated.
Option Grants in Last Fiscal Year

	Individual Grants
						Potential Realizable Value
			Percent of			at Assumed Annual Rates
	Number of		Total			of Stock Price
	Securities		Options/SARs	Exercise		Appreciation for Option
	Underlying		Granted to	or Base		Term($)
	Option/SARs		Employees in	Price	Expiration
Name	Granted (#)		Fiscal Year	($/share)	Date	5%	10%

William D. Green	—		—	—	—	—	—
Michael G. McGrath	27,335	(1)	0.13%	$24.73	2/18/2015	$425,129	$1,077,361
Mark Foster	32,529	(2)	0.15%	24.73	2/18/2015	505,909	1,282,074
Karl-Heinz Flöther	28,975	(3)	0.14%	24.73	2/18/2015	450,636	1,141,999
Diego Visconti	25,968	(1)	0.12%	25.44	2/18/2015	385,452	1,005,067

(1)	Consists of a stock option granted on February 18, 2005. All shares were fully vested as of the grant date.
(2)	Consists of a stock option granted on February 18, 2005. One-third of the shares vested on August 31, 2005, and an additional one-third of the shares will vest on each of August 31, 2006 and August 31, 2007, subject to continued employment with the Company.
(3)	Consists of a stock option granted on February 18, 2005. One-third of the shares was fully vested as of the grant date, and an additional one-third of the shares will vest on each of August 31, 2006 and August 31, 2007, subject to continued employment with the Company.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-money Options
	Acquired		August 31, 2005(#)		at August 31, 2005($)
	Upon	Value
Name	Exercise(#)(1)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

William D. Green	—	—	—	—	—	—
Michael G. McGrath	—	—	27,335	—	—	—
Mark Foster	—	—	10,842	21,687	—	—
Karl-Heinz Flöther	—	—	9,658	19,317	—	—
Diego Visconti	—	—	25,968	—	—	—

(1)	None of the Named Executive Officers exercised any options during fiscal 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Beneficial Ownership of More than Five Percent
      As of October 24, 2005, the only persons known by us to be beneficial owners of more than five percent of Accenture Ltd Class A common shares or Class X common shares were as follows:

	Accenture Ltd Class A			Accenture Ltd Class X
	common shares			common shares			Percentage of the
							total number of
	Shares		% of Shares	Shares		% of Shares	Class A and Class X
	beneficially		beneficially	beneficially		beneficially	common shares
Name and Address of Beneficial Owner	owned		owned	owned		owned	beneficially owned

Stichting Naritaweg I Naritaweg 155 1043 BW Amsterdam The Netherlands	—		—	18,018,794	(1)	6.3%	2.1%
Stichting Naritaweg II Naritaweg 155 1043 BW Amsterdam The Netherlands	—		—	21,395,634	(1)	7.5%	2.5%
Wellington Management Co. LLP 75 State Street Boston, Massachusetts 02109	40,013,545	(2)	7.0%	—		—	4.7%
Massachusetts Financial Services Company 500 Boylston Street Boston, Massachusetts 02116	29,511,390	(3)	5.2%	—		—	3.4%
Barclays Global Investors, NA et. al. 45 Fremont Street San Francisco, California 94105	29,424,290	(4)	5.1%	—		—	3.4%

(1)	Two Dutch foundations, Stichting Naritaweg I and Stichting Naritaweg II, hold Accenture Ltd Class X common shares that would otherwise have been held by some of our partners.
(2)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005 by Wellington Management Co. LLP, reporting shared power to vote or direct the vote over 26,863,147 Class A common shares and shared power to dispose or direct the disposition of 40,013,545 Class A common shares.
(3)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 8, 2005 by Massachusetts Financial Services Company, reporting sole power to vote or direct the vote over 26,545,447 Class A common shares and sole power to dispose or direct the disposition of 29,511,390 Class A common shares.
(4)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2005 by Barclays Global Investors, NA and certain related entities, reporting sole power to vote or direct the vote over 27,145,076 Class A common shares and sole power to dispose or direct the disposition of 29,424,290 Class A common shares.
     As of October 24, 2005, Accenture SCA and certain wholly-owned subsidiaries of Accenture SCA and Accenture Ltd directly and indirectly beneficially owned an aggregate of 31,287,644 Accenture Ltd Class A common shares, or 5.2% of the outstanding Class A common shares. Accenture SCA and these subsidiaries expect to exercise their power to vote or direct the vote of the Class A common shares beneficially owned by them in a manner that will have no impact on the outcome of any vote of the shareholders of Accenture Ltd.
Security Ownership of Directors and Executive Officers
      The following table sets forth, as of October 24, 2005, information regarding the beneficial ownership of Accenture Ltd Class A common shares and Class X common shares and of Accenture SCA Class I common shares held by: (1) each of our directors and Named Executive Officers; and (2) all of our directors and executive officers as a group. To our knowledge, except as otherwise indicated, each of the persons or entities listed below has sole voting and investment power with respect to the shares beneficially owned by him or her. For purposes of the table below, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire within 60 days after October 24, 2005. For purposes of computing the percentage of outstanding Accenture Ltd Class A common shares and/or Class X common shares and/or Accenture SCA Class I common shares held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days after October 24, 2005 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Accenture SCA Class I			Accenture Ltd Class A			Accenture Ltd Class X
	common shares			common shares			common shares
										Percentage of the
		%			%			%		total number of
	shares	shares		shares	shares		shares	shares		Class A and Class X
	beneficially	beneficially		beneficially	beneficially		beneficially	beneficially		common shares
Name(1)	owned	owned		owned	owned		owned	owned		beneficially owned

Joe W. Forehand(2)(3)	570,352	*	%	1,000	**	%	570,352	***	%	****
William D. Green(2)	832,031	*		—	—		832,031	***		****
Steven A. Ballmer	—	—		—	—		—	—		—
Dina Dublon(4)	—	—		62,301	**		—	—		****
Dennis F. Hightower(5)	—	—		35,000	**		—	—		****
William L. Kimsey(6)	—	—		36,094	**		—	—		****
Robert I. Lipp(4)	—	—		199,448	**		—	—		****
Blythe J. McGarvie(4)	—	—		59,603	**		—	—		****
Mark Moody-Stuart(4)	—	—		73,081	**		—	—		****
Wulf von Schimmelmann(7)	—	—		55,000	**		—	—		****
Carlos Vidal(2)(8)	324,225	*		9,020	**		—	—		****
Karl-Heinz Flöther(9)	—	—		241,245	**		—	—		****
Mark Foster(10)	—	—		537,042	**		—	—		****
Michael G. McGrath(2)(11)	693,999	*		27,335	**		693,999	***		****
Diego Visconti(2)(12)	630,878	*		25,968	**		—	—		****
All directors and executive officers as a group (23 persons)	5,491,962	2.0%		2,489,230	**	%	4,536,859	1.6%		****	%

*	Less than 1% of Accenture SCA’s Class I common shares outstanding.
**	Less than 1% of Accenture Ltd’s Class A common shares outstanding.
***	Less than 1% of Accenture Ltd’s Class X common shares outstanding.
****	Less than 1% of the total number of Accenture Ltd’s Class A common shares and Class X common shares outstanding.
(1)	Address for all persons listed is c/o Accenture, 1661 Page Mill Road, Palo Alto, California 94304 USA.
(2)	Subject to the provisions of its Articles of Association, Accenture SCA is obligated, at the option of the holder of its shares and at any time, to redeem any outstanding Accenture SCA Class I common shares held by the holder. The redemption price per share generally is equal to its current market value as determined in accordance with Accenture SCA’s Articles of Association. See “Business — Organizational Structure — Accenture SCA Class I Common Shares.” Accenture SCA has the option to pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. Each time an Accenture SCA Class I common share is redeemed from a holder, Accenture Ltd has the option, and intends to, redeem an Accenture Ltd Class X common share from that holder, for a redemption price equal to the par value of the Accenture Ltd Class X common share, or $.0000225.
(3)	Includes 200,000 Accenture SCA Class I common shares held by a limited partnership in which Mr. Forehand has a beneficial interest.
(4)	Includes 55,000 Accenture Ltd Class A common shares that could be acquired through the exercise of stock options within 60 days from October 24, 2005.
(5)	Consists of 35,000 Accenture Ltd Class A common shares that could be acquired through the exercise of stock options within 60 days from October 24, 2005.
(6)	Includes 35,000 Accenture Ltd Class A common shares that could be acquired through the exercise of stock options within 60 days from October 24, 2005.
(7)	Consists of 55,000 Accenture Ltd Class A common shares that could be acquired through the exercise of stock options within 60 days from October 24, 2005.
(8)	Consists of 9,020 Accenture Ltd Class A common shares that could be acquired through the exercise of stock options within 60 days from October 24, 2005.
(9)	Includes 9,658 Accenture Ltd Class A common shares that could be acquired through the exercise of stock options within 60 days from October 24, 2005.
(10)	Includes 10,842 Accenture Ltd Class A common shares that could be acquired through the exercise of stock options within 60 days from October 24, 2005.

(11)	Consists of 27,335 Accenture Ltd Class A common shares that could be acquired through the exercise of stock options within 60 days from October 24, 2005.
(12)	Consists of 25,968 Accenture Ltd Class A common shares that could be acquired through the exercise of stock options within 60 days from October 24, 2005.

Equity Compensation Plan Information
      The following table sets forth, as of August 31, 2005, certain information related to our compensation plans under which Accenture Ltd Class A common shares may be issued.

				Number of shares remaining
	Number of shares to be issued upon		Weighted average exercise	available for future issuance
	exercise of outstanding options,		price of outstanding	(excluding securities
Plan Category	warrants and rights		options, warrants and rights	reflected in 1st column)

Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	106,029,687	(1)	$12.72	183,163,938
2001 Employee Share Purchase Plan	—		N/A	38,777,959
Equity compensation plans not approved by shareholders	—		N/A	—

Total	106,029,687			221,941,897

(1)	Consists of 73,848,900 stock options with a weighted average exercise price of $18.27 per share and 32,180,787 restricted share units.

ITEM 13.	CERTAIN TRANSACTIONS AND RELATIONSHIPS
Partner Liquidity Arrangements
      Accenture Ltd and the supervisory board of Accenture SCA have approved the pledge of covered shares to Salomon Smith Barney, Inc. (“SSB”) to secure personal loans to all Accenture partners and former partners (not including any of our directors or executive officers) in amounts agreed by SSB and its borrowers. As a condition to obtaining the right to make these personal loans, SSB has agreed to take all covered shares pledged subject to the transfer restrictions imposed on pledging partners or former partners pursuant to the provisions contained in Accenture’s various charter documents. Consequently, foreclosures by SSB on those pledged shares and any subsequent sales of those shares by SSB are restricted to the same extent they would be in the hands of the pledging partner or former partner.
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
Transactions with Directors
      Berthold von Schimmelmann is employed by Accenture at an annual salary of approximately $66,000 for fiscal 2006. Mr. von Schimmelmann is the son of Wulf von Schimmelmann, one of our outside directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The following table describes fees expensed for professional audit services rendered by KPMG LLP and its affiliates (KPMG), Accenture Ltd’s principal accountant, for the audit of our annual financial statements for the years ended August 31, 2005 and August 31, 2004, and fees expensed for other services rendered by KPMG during those periods.

	2005	2004

	(in thousands)
Audit Fees(1)	$11,091	$6,425
Audit Related Fees(2)	1,004	2,742
Tax Fees(3)	26	652
All Other Fees(4)	202	130

Total	$12,323	$9,949

(1)	Audit Fees, including those for statutory audits, include the aggregate fees expensed by Accenture during the fiscal year indicated for professional services rendered by KPMG for the audit of Accenture Ltd’s and Accenture SCA’s annual financial statements and review of financial statements included in Accenture’s Forms 10-Q and Form 10-K. For fiscal 2005, Audit Fees includes fees for the audit of Accenture’s internal control over financial reporting.
(2)	Audit Related Fees include the aggregate fees expensed by Accenture during the fiscal year indicated for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of Accenture Ltd’s and Accenture SCA’s financial statements and not included in Audit Fees, including review of registration statements and issuance of consents. Audit Related Fees also include fees for accounting advice and opinions related to various employee benefit plans and fees for internal control documentation assistance.
(3)	Tax Fees include the aggregate fees expensed by Accenture during the fiscal year indicated for professional services rendered by KPMG for tax compliance, tax advice and tax planning.
(4)	All Other Fees include the aggregate fees expensed by Accenture during the fiscal year indicated for products and services provided by KPMG, other than the services reported above, including due diligence reviews.
Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
      Pursuant to its charter, the Audit Committee of our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Accenture and its independent auditors. KPMG LLP’s engagement to conduct the audit of Accenture Ltd was approved by the Audit Committee on November 4, 2004. Additionally, each permissible non-audit engagement or relationship between Accenture and KPMG entered into since November 4, 2004 has been reviewed and approved by the Audit Committee, as provided in its charter.
      We have been advised by KPMG LLP that a majority of the work done in conjunction with its audit of Accenture Ltd’s financial statements for the most recently completed fiscal year was performed by permanent full-time employees and partners of KPMG LLP.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) List of documents filed as part of this report:

1.	Financial Statements as of August 31, 2005 and August 31, 2004 and for the three years ended August 31, 2005—Included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Income Statements

Consolidated Shareholders’ Equity and Comprehensive Income Statements

Consolidated Cash Flows Statements

Notes to Consolidated Financial Statements
2.     Financial Statement Schedules:

None
3.     Exhibit Index:

Exhibit
Number	Exhibit

3.1	Memorandum of Continuance of the Registrant, dated February 21, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A filed on July 2, 2001 (the “July 2, 2001 Form S-1/A”)).
3.2	Form of Bye-laws of the Registrant, effective as of February 2, 2005 (incorporated by reference to Exhibit 3.1 to the February 28, 2005 10-Q).
9.1	Form of Voting Agreement, dated as of April 18, 2001, among the Registrant and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the February 28, 2005 10-Q).
10.1	Form of Partner Matters Agreement, dated as of April 18, 2001, among the Registrant and the partners party thereto (incorporated by reference to Exhibit 10.1 to the April 19, 2001 Form S-1).
10.2	Form of Non-Competition Agreement, dated as of April 18, 2001, among the Registrant and certain employees (incorporated by reference to Exhibit 10.2 to the April 19, 2001 Form S-1).
10.3	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A filed on June 8, 2001 (the “June 8, 2001 S-1/A”)).
10.4	2001 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the June 8, 2001 S-1/A).
10.5	Form of Articles of Association of Accenture SCA, consolidated and updated as of June 28, 2005 (incorporated by reference to Exhibit 10.1 to the May 31, 2005 10-Q).
10.6	Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 10.2 to the February 28, 2005 10-Q).
10.7	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the April 19, 2001 Form S-1).
10.8	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the April 19, 2001 Form S-1).
10.9	Form of Support Agreement, dated as of May 23, 2001, between the Registrant and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the July 2, 2001 Form S-1/A).
10.10	Form of Employment Agreement of Messrs. Cole, Coughlan, Frerichs, Green, McGrath, Rohleder and Scrivner and Ms. Comerford (incorporated by reference to Exhibit 10.10 to the June 8, 2001 S-1/A).
10.11	Form of Employment Agreement of Karl-Heinz Flöther (incorporated by reference to Exhibit 10.3 to the November 30, 2001 10-Q).

Exhibit
Number	Exhibit

10.13	Form of Employment Agreement of Diego Visconti (English translation) (incorporated by reference to Exhibit 10.6 to the November 30, 2001 10-Q).
10.14	Form of Employment Agreement of Messrs. Foster, Lajtha and Thomlinson (incorporated by reference to Exhibit 10.8 to the November 30, 2001 10-Q).
10.15	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A).
10.16	Form of Exchange Trust Agreement by and between the Registrant and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A).
10.17	Form of Letter Agreement, dated May 21, 2001, between the Registrant and Stichting Naritaweg I (incorporated by reference to Exhibit 10.13 to the July 2, 2001 Form S-1/A).
10.18	Form of Letter Agreement, dated May 21, 2001, between the Registrant and Stichting Naritaweg II (incorporated by reference to Exhibit 10.14 to the July 2, 2001 Form S-1/A).
10.19	Form of Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 9.1 to the November 30, 2002 10-Q).
10.20	Form of Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 9.1 to Accenture SCA’s November 30, 2002 10-Q).
10.21	Form of First Amendment, dated as of May 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit (d)(13) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on September 30, 2003).
10.22	Form of First Amendment, dated as of May 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit (d)(14) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on September 30, 2003).
10.23	Form of Second Amendment, dated as of October 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit (d)(15) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on April 29, 2004).
10.24	Form of Second Amendment, dated as of October 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit (d)(16) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on April 29, 2004).
10.25	Form of Ltd Transfer Restriction Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.3 to the May 31, 2005 10-Q).
10.26	Form of SCA Transfer Restriction Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.2 to the May 31, 2005 10-Q).
10.27	Form of Transfer Agreement (for transfers of “Unrestricted” Shares of Accenture Ltd) for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.5 to the May 31, 2005 10-Q).
10.28	Form of Transfer Agreement (for transfers of “Unrestricted” Shares of Accenture SCA) for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.4 to the May 31, 2005 10-Q).
10.29	Form of RSU grant for senior executives pursuant to the Accenture 2001 Employee Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the November 30, 2004 10-Q).

Exhibit
Number	Exhibit

10.30	Form of stock option grant for senior executives pursuant to the Accenture 2001 Employee Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the November 30, 2004 10-Q).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
23.2	Consent of KPMG LLP related to the Accenture Ltd 2001 Employee Share Purchase Plan (filed herewith).
24.1	Power of Attorney (included on the signature page hereto).
31.1	Certification of the Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Schedule of reclassified quarterly revenues before reimbursements by geography for fiscal 2005 (filed herewith).
99.2	Accenture Ltd 2001 Employee Share Purchase Plan Financial Statements (filed herewith).

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on October 28, 2005 by the undersigned, thereunto duly authorized.

Accenture Ltd

By:	/s/ William D. Green

Name: William D. Green
Title: Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Green, Michael G. McGrath and Douglas G. Scrivner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the Registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the Registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the Registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 28, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

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

ACCENTURE LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Accenture Ltd:
      We have audited the accompanying Consolidated Balance Sheets of Accenture Ltd and its subsidiaries as of August 31, 2005 and 2004, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended August 31, 2005. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
      In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Accenture Ltd and its subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Accenture Ltd’s internal control over financial reporting as of August 31, 2005, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 27, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
October 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Accenture Ltd:
      We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting (Item 9A(b)), that Accenture Ltd maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture Ltd’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Accenture Ltd maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Accenture Ltd maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Accenture Ltd and its subsidiaries as of August 31, 2005 and 2004, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended August 31, 2005, and our report dated October 27, 2005 expressed an unqualified opinion on those Consolidated Financial Statements.
/s/ KPMG LLP
Chicago, Illinois
October 27, 2005

ACCENTURE LTD
CONSOLIDATED BALANCE SHEETS
August 31, 2005 and 2004
(In thousands of U.S. dollars, except share and per share amounts)

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,483,990	$2,552,958
Short-term investments	463,460	285,288
Receivables from clients, net of allowances of $40,821 and $40,687	1,752,937	1,662,211
Unbilled services	1,353,676	1,049,870
Deferred income taxes, net	121,386	87,636
Other current assets	509,818	501,231

Total current assets	6,685,267	6,139,194

NON-CURRENT ASSETS:
Unbilled services	472,430	211,705
Investments	262,873	340,121
Property and equipment, net	693,710	643,946
Goodwill	378,488	214,482
Deferred income taxes, net	291,033	327,045
Other non-current assets	173,551	136,991

Total non-current assets	2,272,085	1,874,290

TOTAL ASSETS	$8,957,352	$8,013,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$13,681	$20,103
Current portion of long-term debt	17,391	16,612
Accounts payable	807,317	523,931
Deferred revenues	1,284,303	980,461
Accrued payroll and related benefits	1,430,998	1,463,126
Income taxes payable	831,399	795,948
Deferred income taxes, net	42,609	42,744
Other accrued liabilities	434,691	550,864

Total current liabilities	4,862,389	4,393,789

NON-CURRENT LIABILITIES:
Long-term debt	44,116	32,161
Retirement obligation	753,558	577,307
Deferred income taxes, net	5,621	18,769
Other non-current liabilities	613,795	578,689

Total non-current liabilities	1,417,090	1,206,926

MINORITY INTEREST	980,959	940,963
SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, zero shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 602,705,936 and 591,496,780 shares issued as of August 31, 2005 and 2004, respectively	13	13
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 321,088,062 and 365,324,882 shares issued and outstanding as of August 31, 2005 and 2004, respectively	7	9
Restricted share units (related to Class A common shares) 32,180,787 and 28,278,704 units issued and outstanding as of August 31, 2005 and 2004, respectively	606,623	475,240
Deferred compensation	(240,915)	(150,777)
Additional paid-in capital	1,365,013	1,643,652
Treasury shares, at cost, 32,265,976 and 6,098,122 shares at August 31, 2005 and 2004, respectively	(763,682)	(132,313)
Treasury shares owned by Accenture Ltd Share Employee Compensation Trust, at cost, zero and 13,120,050 shares at August 31, 2005 and 2004, respectively	—	(296,894)
Retained earnings	962,339	46,636
Accumulated other comprehensive loss	(232,484)	(113,760)

Total shareholders’ equity	1,696,914	1,471,806

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,957,352	$8,013,484

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED INCOME STATEMENTS
For the Years Ended August 31, 2005, 2004 and 2003
(In thousands of U.S. dollars, except share and per share amounts)

	2005	2004	2003

REVENUES:
Revenues before reimbursements	$15,547,029	$13,673,563	$11,817,999
Reimbursements	1,547,391	1,440,019	1,579,241

Revenues	17,094,420	15,113,582	13,397,240
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	10,454,830	9,057,246	7,508,059
Reimbursable expenses	1,547,391	1,440,019	1,579,241

Cost of services	12,002,221	10,497,265	9,087,300
Sales and marketing	1,558,266	1,488,333	1,458,484
General and administrative costs	1,511,952	1,340,467	1,319,567
Reorganization and restructuring (benefits) costs	(89,257)	28,891	(19,346)

Total operating expenses	14,983,182	13,354,956	11,846,005

OPERATING INCOME	2,111,238	1,758,626	1,551,235
Gain on investments, net	21,468	3,397	10,123
Interest income	108,236	59,939	41,130
Interest expense	(23,973)	(22,044)	(21,016)
Other (expense) income	(10,967)	160	31,754
Equity in losses of affiliates	—	(1,508)	(409)

INCOME BEFORE INCOME TAXES	2,206,002	1,798,570	1,612,817
Provision for income taxes	697,097	575,543	566,099

INCOME BEFORE MINORITY INTEREST	1,508,905	1,223,027	1,046,718
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.	(556,485)	(529,672)	(549,507)
Minority interest—other	(11,946)	(2,527)	1,027

NET INCOME	$940,474	$690,828	$498,238

Weighted Average Class A Common Shares:
Basic	588,505,335	553,298,104	468,592,110
Diluted	960,514,976	1,002,813,443	996,754,596
Earnings Per Class A Common Share:
Basic	$1.60	$1.25	$1.06
Diluted	$1.56	$1.22	$1.05
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Years Ended August 31, 2005, 2004 and 2003
(In thousands of U.S. dollars and in thousands of share amounts)

		Class A		Class X		Restricted Share Units				Treasury		Treasury
		Common Shares		Common Shares		Common Shares				Shares		Shares—SECT			Accumulated
									Additional					Retained	Other
	Preferred		No.		No.		No.	Deferred	Paid-In		No.		No.	Earnings	Comprehensive
	Shares	$	Shares	$	Shares	$	Shares	Compensation	Capital	$	Shares	$	Shares	(Deficit)	Income (Loss)	Total

Balance at August 31, 2002	$—	$10	433,696	$13	524,094	$945,311	63,294	$(62,037)	$1,399,608	$(315,486)	(13,727)	$(221,110)	(12,562)	$(1,190,415)	$(80,432)	$475,462
Comprehensive income
Net income														498,238		498,238
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments															3,161	3,161
Foreign currency translation adjustments															(3,419)	(3,419)
Minimum pension liability adjustment															(107,543)	(107,543)

Other comprehensive loss															(107,801)

Comprehensive income																390,437
Income tax benefit on:
Stock-based compensation plans									34,081							34,081
Contract termination														48,555		48,555
Purchases of Class A common shares			(3,221)						(53,389)	(79,944)	(4,789)	(151,763)	(8,620)			(285,096)
Transfer of shares for issuance to employees										(63,995)	(3,100)	63,995	3,100			—
Grants of restricted share units, net						99,184	6,141	(99,184)								—
Stock-based compensation expense								48,970	2,645							51,615
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(2)	(15,371)				(275,316)							(275,318)
Issuance of Class A common shares:
Employee share purchase plan			9,313						74,751	82,493	3,877					157,244
Employee stock options			4,652						61,051	24,312	1,165					85,363
Restricted share units			14,189			(374,635)	(25,534)		110,213	264,422	11,345					—
Transaction fees									13,477							13,477
Contract termination														1,707		1,707
Stock option expense									954							954
Minority interest									133,061							133,061

Balance at August 31, 2003	$—	$10	458,629	$11	508,723	$669,860	43,901	$(112,251)	$1,501,136	$(88,198)	(5,229)	$(308,878)	(18,082)	$(641,915)	$(188,233)	$831,542
Comprehensive income
Net income														690,828		690,828
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments															1,585	1,585
Foreign currency translation adjustments															44,312	44,312
Minimum pension liability adjustment														(4,350)	28,576	24,226

Other comprehensive income															74,473

Comprehensive income																760,951
Income tax benefit on:
Stock-based compensation plans									30,235							30,235
Contract termination														2,073		2,073
Purchases of Class A common shares			(3,157)						(79,491)	(103,910)	(4,081)	(201,326)	(8,413)			(384,727)
Transfer of shares from SECT										(213,310)	(13,375)	213,310	13,375			—
Grants of restricted share units, net						97,960	4,186	(97,960)								—
Stock-based compensation expense								59,434	1,052							60,486
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(2)	(143,398)				(3,089,264)							(3,089,266)
Issuance of Class A common shares:
Employee share purchase plan			4,777						76,227	58,463	3,358					134,690
Employee stock options			7,141						95,913	75,304	4,573					171,217

		Class A		Class X		Restricted Share Units				Treasury		Treasury
		Common Shares		Common Shares		Common Shares				Shares		Shares—SECT			Accumulated
									Additional					Retained	Other
	Preferred		No.		No.		No.	Deferred	Paid-In		No.		No.	Earnings	Comprehensive
	Shares	$	Shares	$	Shares	$	Shares	Compensation	Capital	$	Shares	$	Shares	(Deficit)	Income (Loss)	Total

Restricted share units			11,151			(292,580)	(19,808)		153,242	139,338	8,656					—
In September 2003 secondary offering		2	69,695						1,421,873							1,421,875
In May 2004 secondary offering		1	43,261						988,172							988,173
Transaction fees									25,519							25,519
Minority interest									519,038							519,038

Balance at August 31, 2004	$—	$13	591,497	$9	365,325	$475,240	28,279	$(150,777)	$1,643,652	$(132,313)	(6,098)	$(296,894)	(13,120)	$46,636	$(113,760)	$1,471,806
Comprehensive income
Net income														940,474		940,474
Other comprehensive loss:
Unrealized losses on marketable securities, net of reclassification adjustments															(2,743)	(2,743)
Foreign currency translation adjustments															(20,284)	(20,284)
Minimum pension liability adjustment															(95,697)	(95,697)

Other comprehensive loss															(118,724)

Comprehensive income																821,750
Income tax benefit on:
Stock-based compensation plans									75,532							75,532
Costs related to issuance of shares									8,846							8,846
Contract termination														134		134
Purchases of Class A common shares			(562)						(13,286)	(472,607)	(20,222)	(30,481)	(1,275)			(516,374)
Transfer of shares from SECT										(327,375)	(14,395)	327,375	14,395			—
Grants of restricted share units, net						177,778	6,745	(177,778)								—
Stock-based compensation expense								87,640	701							88,341
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(2)	(44,237)				(1,095,155)							(1,095,157)
Issuance of Class A common shares:
Employee share purchase plan			4,955						99,678	72,916	3,831			(4,270)		168,324
Employee stock options			5,008						69,193	75,538	3,582			(17,775)		126,956
Restricted share units			1,808			(46,395)	(2,843)		29,096	20,159	1,036			(2,860)		—
Transaction fees									3,427							3,427
Minority interest									543,329							543,329

Balance at August 31, 2005	$—	$13	602,706	$7	321,088	$606,623	32,181	$(240,915)	$1,365,013	$(763,682)	(32,266)	$—	—	$962,339	$(232,484)	$1,696,914

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended August 31, 2005, 2004 and 2003
(In thousands of U.S. dollars)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$940,474	$690,828	$498,238
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	282,073	257,080	237,205
Reorganization benefits	(89,257)	(78,365)	(19,346)
Gains on investments, net	(21,468)	(3,397)	(10,123)
Losses on disposal of property and equipment, net	6,254	8,596	2,826
Stock-based compensation expense	88,341	60,486	51,615
Deferred income taxes, net	63,139	92,864	53,781
Minority interest	568,431	532,199	548,480
Other items, net	(1,089)	(121)	1,711
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(56,267)	(182,998)	23,444
Other current assets	12,399	(208,802)	79,381
Unbilled services, current and non-current	(596,984)	(222,428)	(26,603)
Other non-current assets	(24,853)	(84,703)	(26,402)
Accounts payable	270,499	(65,486)	106,704
Deferred revenues	334,121	275,371	88,365
Accrued payroll and related benefits	(60,147)	498,293	(203,187)
Income taxes payable	115,950	143,229	250,599
Other accrued liabilities	(35,149)	162,675	(127,444)
Other non-current liabilities	90,614	(119,372)	15,101

Net cash provided by operating activities	1,887,081	1,755,949	1,544,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	944,484	421,003	103,790
Purchases of available-for-sale investments	(1,019,317)	(1,014,998)	—
Proceeds from sales of property and equipment	6,318	11,026	18,768
Purchases of property and equipment	(317,772)	(281,986)	(211,565)
Purchases of businesses and investments, net of cash acquired	(188,469)	(31,662)	(19,833)

Net cash used in investing activities	(574,756)	(896,617)	(108,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of retirement benefits to former pre-incorporation partners	(38,453)	(30,606)	(44,714)
Contract termination payment	—	—	(147,569)
Proceeds from issuance of common shares	298,707	2,741,474	256,084
Purchase of common shares	(1,625,097)	(3,459,934)	(560,414)
Proceeds from issuance of long-term debt	6,061	799	2,006
Repayments of long-term debt	(9,467)	(4,058)	(5,953)
Proceeds from issuance of short-term bank borrowings	61,834	96,851	116,978
Repayments of short-term bank borrowings	(71,043)	(115,491)	(135,449)
Decrease (increase) in restricted cash of Accenture Share Employee Compensation Trust	—	83,280	(3,835)

Net cash used in financing activities	(1,377,458)	(687,685)	(522,866)
Effect of exchange rate changes on cash and cash equivalents	(3,835)	49,150	102,546

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(68,968)	220,797	1,015,185
CASH AND CASH EQUIVALENTS, beginning of period	2,552,958	2,332,161	1,316,976

CASH AND CASH EQUIVALENTS, end of period	$2,483,990	$2,552,958	$2,332,161

Supplemental cash flow information
Interest paid	$23,597	$21,970	$20,117
Income taxes paid	$573,026	$387,450	$255,219
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
      Accenture is one of the world’s leading management consulting, technology services and outsourcing organizations with more than 123,000 employees based in 48 countries and revenues before reimbursements of $15,547,029 for fiscal 2005.
      Accenture operates globally with one common brand and business model designed to enable it to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, Accenture delivers competitively priced, high-value services that help clients measurably improve business performance. Accenture’s global delivery model enables it to provide a complete end-to-end delivery capability by drawing on Accenture’s global resources to deliver high-quality, cost-effective solutions to clients under demanding timeframes.
      In fiscal 2005, Accenture developed and announced a new, broader career model for its highest-level executives that recognizes the diversity of roles and responsibilities demonstrated by these employees. This new career framework replaces internal use of the “partner” title with the more comprehensive “senior executive” title and applies the “senior executive” title to its highest-level employees, including those employees previously referred to as partners. However, Accenture continues to use the term “partner” to refer to those persons who held the title of partner at the time of our incorporation.
Principles of Consolidation
      The Consolidated Financial Statements include the accounts of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together “Accenture,” “the Company,” “we,” “our,” or “us”). Accenture Ltd’s only business is to hold Class II and Class III common shares in, and to act as the sole general partner of, its subsidiary, Accenture SCA, a Luxembourg partnership limited by shares. Accenture operates its business through Accenture SCA and subsidiaries of Accenture SCA. Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements.
      The shares of Accenture SCA and Accenture Canada Holdings Inc. held by persons other than Accenture are treated as a minority interest in the Consolidated Financial Statements of Accenture Ltd. The minority interest percentages were 35% and 38% at August 31, 2005 and 2004, respectively. Purchases and/or redemptions of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.
Revenue Recognition
      Revenues from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion accounting involves calculating the

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable.
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
      Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. In a number of these arrangements, we hire client employees and become responsible for certain client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services in which case revenues are recognized when the services are performed and amounts are earned in accordance with SAB 101, as amended by SAB 104. Revenues from time-and-materials or cost-plus contracts are recognized as the services are performed. In such contracts, our effort, measured by time incurred, represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and we conclude the amounts are earned.
      Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
were $71,102 and $50,196 at August 31, 2005 and 2004, respectively, and are classified in current Unbilled services on the Consolidated Balance Sheet. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided.
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
      Revenues for contracts with multiple elements are allocated based on the relative fair value of the elements. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements, as described above. Elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements.
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
      Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Losses recognized during each of the three years ended August 31, 2005 were insignificant.
      Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met.
      Revenues before reimbursements include the margin earned on computer hardware and software, as well as revenue from alliance agreements. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in Revenues, and an equivalent amount of reimbursable expenses are included in Cost of services.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Operating Expenses
      Significant components of operating expenses were as follows:

	Year Ended August 31,

	2005	2004	2003

Research and development costs	$243,449	$271,943	$250,374
Training costs	546,248	401,266	390,803
Advertising costs	65,902	61,932	69,544
Release of doubtful accounts	(3,849)	(641)	(20,243)
      Subcontractor costs are included in Cost of services when they are incurred.
Translation of Non-U.S. Currency Amounts
      Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive income (loss). Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.
      Foreign currency transaction (losses)/gains are included in Other (expense) income and totaled $(12,473), $1,033 and $32,025 in fiscal years 2005, 2004 and 2003, respectively.
Cash and Cash Equivalents
      Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including time deposits and certificates of deposit of $928,278 and $893,248 at August 31, 2005 and 2004, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings.
Client Receivables and Allowance for Doubtful Accounts
      Accenture carries its client receivables at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on historical experience and other currently available information. In limited circumstances, Accenture agrees to extend financing to clients on technology integration consulting contracts. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones. Imputed interest is recorded at market rates in interest income on the consolidated income statement.
Investments
      All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Marketable short-term and long-term investments are

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income (loss) in Shareholders’ equity until realized. Quoted market prices are used to determine the fair values of common equity and debt securities that were issued by publicly traded entities. Interest and amortization of premiums and discounts for debt securities are included in Interest income. Realized gains and losses on securities are determined based on the FIFO method and are included in Gain on investments, net. The Company does not hold these investments for speculative or trading purposes. The equity method of accounting is used for unconsolidated investments in which Accenture exercises significant influence. All other investments are accounted for under the cost method.
Foreign Exchange Instruments
      In the normal course of business, Accenture uses derivative financial instruments to manage foreign currency exchange rate risk. The Company hedges material cash flow exposures when feasible using forward and/or option contracts. These instruments are generally short-term in nature, with maturities of less than one year, and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, Accenture enters into forward or option contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Substantially all of Accenture’s financial instruments are recorded at estimated fair value or amounts that approximate fair value. Accenture does not have any material derivatives designated as hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in fair value of substantially all derivatives are recognized in the Consolidated Income Statements and included in Other (expense) income.
Property and Equipment
      Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Buildings	20 to 33 years
Leasehold improvements	Lesser of term of lease or 15 years
Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Long-Lived Assets
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Employee Stock-Based Compensation Awards
      Accenture follows the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options and share purchase rights. Accordingly, no compensation expense is recognized for share purchase rights granted in connection with the issuance of stock options, under the Company’s employee share incentive plan and through its employee share purchase plans; however, compensation expense is recognized in connection with the issuance of restricted share units granted under the Company’s share incentive plan. In December 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25 and its related implementation guidance. Beginning September 1, 2005, Accenture is required to record compensation expense for its employee stock options and share purchase rights in accordance with SFAS No. 123R.
      Had compensation expense for employee stock options granted under the Company’s share incentive plan and for employee share purchase rights under its share purchase plan been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s Net income and Earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended August 31,

	2005	2004	2003

Net income as reported	$940,474	$690,828	$498,238
Add: Stock-based compensation expense already included in net income as reported, net of tax and minority interest	52,140	31,446	22,279
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(150,105)	(85,545)	(83,015)

Subtotal	(97,965)	(54,099)	(60,736)

Pro forma net income	$842,509	$636,729	$437,502

Basic earnings per Class A common share:
As reported	$1.60	$1.25	$1.06
Pro forma	$1.43	$1.15	$0.93
Diluted earnings per Class A common share:
As reported	$1.56	$1.22	$1.05
Pro forma	$1.40	$1.12	$0.93

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      The fair value of each option grant and employee share purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended August 31,

	2005		2004		2003

		Non-		Non-		Non-
Stock Options	Partners	partners	Partners	partners	Partners	partners

Expected life (in years)	6	5	6	5	6	5
Risk-free interest rate	4.02%	3.52%	3.58%	3.29%	3.33%	2.89%
Expected volatility	41%	41%	44%	44%	50%	50%
Expected dividend yield	0%	0%	0%	0%	0%	0%

Employee Share Purchase Plan	2005	2004	2003

Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	1.72%	1.10%	1.50%
Expected volatility	42%	45%	50%
Expected dividend yield	0%	0%	0%
Use of Estimates
      The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Accenture may undertake in the future, actual results may be different from the estimates.
Reclassifications
      Certain amounts reported in previous years have been reclassified to conform to the fiscal 2005 presentation.
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
Newly Issued Accounting Standard
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). The Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”),

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005.
      Accenture adopted SFAS No. 123R on September 1, 2005, using the Statement’s modified prospective application method. Adoption of SFAS No. 123R will not affect Accenture’s total cash flows or financial position, but it will reduce reported income and earnings per share because Accenture currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s employee stock option and employee share purchase plans.
      Specifically, adopting SFAS No. 123R will result in Accenture recording compensation expense for employee stock options and employee share purchase rights. Had Accenture expensed employee stock options and employee share purchase rights under SFAS No. 123 for the year ended August 31, 2005, the following reported items would have been reduced: Income before income taxes by $217,565; Income before minority interest by $152,376; Net income by $97,965; and Diluted earnings per share by $0.16. We expect to increase the use of restricted share units and reduce the use of stock options in our employee incentive awards for fiscal 2006, resulting in total stock-based compensation expense that is comparable to fiscal 2005 pro forma expense.
      In addition, on September 1, 2005, upon adoption of SFAS No. 123R using the modified prospective application method, Accenture recognized an immaterial one-time pre-tax gain, representing the reversal of compensation costs recorded in prior years for restricted share units that are not expected to vest due to future forfeitures.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)

2.	EARNINGS PER SHARE
      Basic and diluted earnings per share are calculated as follows:

	Year Ended August 31,

	2005	2004	2003

Basic Earnings per Share
Net income available for Class A common shareholders	$940,474	$690,828	$498,238
Basic weighted average Class A common shares	588,505,335	553,298,104	468,592,110

Basic earnings per share	$1.60	$1.25	$1.06

Diluted Earnings per Share
Net income available for Class A common shareholders	$940,474	$690,828	$498,238
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.(1)	556,485	529,672	549,507

Net income for per share calculation	$1,496,959	$1,220,500	$1,047,745

Basic weighted average Class A common shares	588,505,335	553,298,104	468,592,110
Class A common shares issuable upon redemption of minority interest(1)	349,231,576	423,374,821	516,037,876
Diluted effect of employee compensation related to Class A common shares	22,479,122	25,843,691	11,698,583
Diluted effect of employee share purchase plan related to Class A common shares	298,943	296,827	426,027

Weighted average Class A common shares	960,514,976	1,002,813,443	996,754,596

Diluted earnings per share	$1.56	$1.22	$1.05

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture Ltd Class A common shares, on a one-for-one basis. The income effect does not take into account “Minority interest— other,” since those shares are not redeemable or exchangeable for Accenture Ltd Class A common shares.
     For fiscal years 2005, 2004, and 2003, a total of 6,484,295 options, 183,917 options, and 2,709,589 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

3.	RESTRUCTURING AND REORGANIZATION (BENEFITS) COSTS
Restructuring
      In the fourth quarter of fiscal 2002, Accenture recognized restructuring costs of $110,524 (“Fiscal 2002 Restructuring”) related to a global consolidation of office space, consisting of $67,112 to consolidate various locations and $43,412 to abandon the related fixed assets.
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
      The Company’s restructuring activity was as follows:

	Year Ended August 31, 2005		Year Ended August 31, 2004

	Fiscal 2004	Fiscal 2002	Fiscal 2004	Fiscal 2002
	Restructuring	Restructuring	Restructuring	Restructuring

Restructuring liability balance, beginning of period	$78,756	$24,005	$—	$40,327
Restructuring expense	—	—	107,256	—
Payments made	(16,519)	(13,063)	(10,463)	(20,394)
Other(1)	(2,326)	(934)	(18,037)	4,072

Restructuring liability balance, end of period	$59,911	$10,008	$78,756	$24,005

(1)	Other represents foreign currency translation, imputed interest and immaterial changes in lease estimates.
     The restructuring liabilities at August 31, 2005 were $69,919, of which $17,132 was included in Other accrued liabilities and $52,787 was included in Other non-current liabilities. The recorded liabilities represent the net present value of the estimated remaining obligations related to existing operating leases. Other than immaterial changes in lease estimates, there have been no adjustments to the original liabilities recorded, and Accenture does not expect to make future material adjustments.
Reorganization
      In fiscal 2001, Accenture accrued reorganization liabilities in connection with its transition to a corporate structure. These liabilities included certain non-income tax liabilities, such as stamp taxes, as well as liabilities for certain shareholders’ and partners’ expenses. Shareholder and partner expenses primarily represent unusual and disproportionate individual income tax exposures assumed by certain, but not all, of our shareholders and partners in certain tax jurisdictions specifically related to the transfer of their partnership interests in certain entities to Accenture as part of the reorganization. The Company has identified certain shareholders and partners who may incur such unusual and disproportionate financial damage in certain jurisdictions. These include shareholders and partners that were subject to tax in their jurisdiction on items of income arising from the reorganization transaction that were not taxable for most other shareholders and partners. In addition, certain other shareholders and partners were subject to a different rate or amount of tax than other shareholders or partners in the same jurisdiction. If additional taxes are assessed on these shareholders or partners in connection with these transfers, we intend to make payments to reimburse the costs associated with the assessment either to the shareholder or partner, or to the taxing authority. Accenture has recorded reorganization expense and the related liability where such liabilities are probable. Interest accruals are made to cover reimbursement of interest on such tax assessments.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      The Company’s reorganization activity was as follows:

	Year Ended August 31,

	2005	2004	2003

Reorganization liability balance, beginning of period	$454,042	$510,149	$443,089
Final Determinations(1)	(115,444)	(80,112)	(8,000)
Changes in estimates	—	(25,547)	(39,485)

Benefit recorded	(115,444)	(105,659)	(47,485)
Interest expense accrued	26,187	27,294	28,139
Payments	—	—	—

Benefits, net of accrued interest and payments	(89,257)	(78,365)	(19,346)
Foreign currency translation	16,655	22,258	86,406

Reorganization liability, end of period	$381,440	$454,042	$510,149

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.
     At August 31, 2005, reorganization liabilities of $63,611 were included in Other accrued liabilities because expirations of statutes of limitations could occur within 12 months and $317,829 were included in Other non-current liabilities. We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statute of limitation will expire in a number of tax jurisdictions by that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or expense in the income statement.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS
      The components of Accumulated other comprehensive loss were as follows:

	August 31,

	2005	2004

Foreign currency translation adjustments	$(43,036)	$(22,752)
Unrealized (losses) gains on marketable securities, net of reclassification adjustments	(2,219)	524
Minimum pension liability adjustments, net of tax	(187,229)	(91,532)

Accumulated other comprehensive loss	$(232,484)	$(113,760)

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)

5.	PROPERTY AND EQUIPMENT
      The components of Property and equipment, net were as follows:

	August 31,

	2005	2004

Buildings and land	$3,272	$3,206
Leasehold improvements	459,443	437,780
Computers, related equipment and software	1,218,029	1,144,252
Furniture and fixtures	281,624	278,208

Property and equipment, gross	1,962,368	1,863,446
Total accumulated depreciation	(1,268,658)	(1,219,500)

Property and equipment, net	$693,710	$643,946

6.	BUSINESS COMBINATIONS AND GOODWILL
      On June 15, 2005, Accenture acquired the net assets of Capgemini’s North American Health practice for $175,000 in cash and incurred $3,525 in expenses that have been accounted for as part of the purchase price. As a result of the acquisition, more than 500 Capgemini professionals joined Accenture’s Products operating group in North America. The business acquired by Accenture provided hospitals, insurance companies and government entities with systems integration and consulting services related to the delivery of and payment for healthcare services. The primary assets acquired include professional staff, intellectual property regarding processes and numerous client contracts that generally last less than one year. Accenture recorded $144,986 of goodwill, all of which was allocated to the Products reportable segment, and intangible assets of $25,600. The intangible assets will be amortized over one to five years. The preliminary allocation of the purchase price is expected to be completed during the first quarter of fiscal 2006. The pro forma effects on Accenture’s operations are not material.
      Also in fiscal 2005, the Company recorded additional goodwill of $14,561 related to its acquisition of Accenture HR Services and $8,837 from other immaterial acquisitions during the year.
      All of the Company’s goodwill relates to acquisitions subsequent to July 2001 and as such has been accounted for under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which does not permit amortization of goodwill. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. As such, the Company performed impairment tests of

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
goodwill as of May 31, 2005 and 2004 and determined that goodwill was not impaired. The changes in the carrying amount of goodwill by reportable segment are as follows:

			Foreign			Foreign
	Balance at		currency	Balance at		currency	Balance at
	August 31,	Additions/	translation	August 31,	Additions/	translation	August 31,
	2003	Adjustments	adjustments	2004	Adjustments	adjustments	2005

Communications & High Tech	$60,265	$3,865	$6,819	$70,949	$3,889	$(1,752)	$73,086
Financial Services	40,509	312	2,847	43,668	8,800	(899)	51,569
Government	21,519	232	1,491	23,242	2,083	(392)	24,933
Products	38,724	4,369	3,309	46,402	151,276	(741)	196,937
Resources	27,642	273	2,306	30,221	2,336	(594)	31,963

Total	$188,659	$9,051	$16,772	$214,482	$168,384	$(4,378)	$378,488

7.	INVESTMENTS AND FINANCIAL INSTRUMENTS
      The components of the Company’s investments were as follows:

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

August 31, 2005
Available-for-sale debt securities
U.S. Treasury securities	$99,204	$—	$(906)	$98,298
Asset-backed securities	28,568	20	(616)	27,972
Corporate debt securities	537,660	313	(1,153)	536,820
Foreign government securities	3,356	52	(10)	3,398
Certificates of deposit and time deposits	46,000	1	—	46,001

Total available-for-sale debt securities	714,788	386	(2,685)	712,489
Available-for-sale equity securities	11,482	161	(81)	11,562

Total available-for-sale securities	726,270	547	(2,766)	724,051
Other	2,282	—	—	2,282

Total investments at August 31, 2005	$728,552	$547	$(2,766)	$726,333

August 31, 2004
Available-for-sale debt securities
U.S. Treasury securities	$103,950	$1,036	$(163)	$104,823
Asset-backed securities	149,272	104	(379)	148,997
Corporate debt securities	355,593	500	(380)	355,713
Foreign government securities	3,098	25	(8)	3,115

Total available-for-sale debt securities	611,913	1,665	(930)	612,648
Available-for-sale equity securities	11,944	49	(249)	11,744

Total available-for-sale securities	623,857	1,714	(1,179)	624,392
Other	1,028	—	(11)	1,017

Total investments at August 31, 2004	$624,885	$1,714	$(1,190)	$625,409

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      The amortized cost and estimated fair value of available-for-sale investments in debt securities, by contractual maturity, were as follows:

	August 31, 2005

	Amortized	Estimated
	Cost	Fair Value

Due in 1 year or less	$463,794	$463,460
Due in 1-2 years	126,401	125,980
Due in 2-3 years	42,104	41,580
Due in 3-4 years	55,811	55,189
Due in 4-5 years	8,529	8,424
Due after 5 years	18,149	17,856

Total available-for-sale debt securities	$714,788	$712,489

      In fiscal 2005, proceeds from the sale of available-for-sale investments were $43,452, with $26,291 and $3,956 in gross realized gains and gross realized losses, respectively. Proceeds from maturities of available-for-sale investment securities were $901,032 for the year ended August 31, 2005.
Equity Method Investments
      As a result of a negative basis difference arising from the formation of a joint venture accounted for at carryover basis, the underlying equity in net assets of the joint venture exceeded Accenture’s carrying value by approximately $5,552 and $32,568 at August 31, 2004 and 2003, respectively. The negative basis difference was being amortized over three years on a straight-line basis and became fully amortized in fiscal 2005. Amortization of the negative basis differences of $5,552, $27,016 and $62,327 was reflected in the accompanying Consolidated Income Statements in fiscal years 2005, 2004 and 2003, respectively.
Foreign Exchange Instruments
      Market quoted exchange rates are used to determine the fair value of foreign exchange instruments. The notional values and fair values of such instruments were as follows:

	August 31,

	2005		2004

	Notional	Fair	Notional	Fair
	Value	Value	Value	Value

Foreign currency forward exchange contracts:
To sell	$287,794	$(527)	$137,230	$1,381
To buy	372,204	(172)	313,887	904

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
8.     BORROWINGS AND INDEBTEDNESS
      At August 31, 2005, Accenture had the following borrowing facilities:

Facility Amount

Syndicated loan facility(1)	$1,500,000
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities(2)	251,122
Local guaranteed and non-guaranteed lines of credit(2)	202,251

Total	$1,953,373

(1)	Accenture has a $1,500,000 syndicated loan facility maturing June 18, 2009 that provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit on behalf of Accenture affiliates. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires the Company to: (1) limit liens placed on assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of the Company’s consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. The Company continues to be in compliance with these terms. As of August 31, 2005, the Company had no borrowings under the facility and $53,974 in letters of credit outstanding. The facility is subject to annual commitment fees.
(2)	Accenture maintains four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. These facilities provide local currency financing in countries where the Company’s syndicated facilities cannot readily be accessed. At August 31, 2005 and 2004, there was $4,401 and $12,799, respectively, outstanding under these various facilities. The Company also maintains local guaranteed and non-guaranteed lines of credit. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets. The weighted average interest rate on borrowings under these multicurrency credit facilities and lines of credit, based on the average annual balances, was approximately 7% in fiscal years 2005, 2004 and 2003.
     The Company had $9,280 and $7,304 of other short-term borrowings outstanding at August 31, 2005 and 2004, respectively. In addition, the Company had total outstanding debt of $61,507 and $48,773 at August 31, 2005 and 2004, respectively, which was primarily incurred in conjunction with the purchase of Accenture HR Services.

9.	INCOME TAXES
      The components of the Provision for income taxes were as follows:

	Year Ended August 31,

	2005	2004	2003

Current taxes:
U.S. Federal	$138,457	$135,510	$142,941
U.S. state and local	19,779	19,359	20,420
Non-U.S.	478,049	318,800	322,971

Total current tax expense	636,285	473,669	486,332

Deferred taxes:
U.S. Federal	55,344	52,399	48,523
U.S. state and local	7,906	7,486	6,932
Non-U.S.	(2,438)	41,989	24,312

Total deferred tax expense	60,812	101,874	79,767

Total	$697,097	$575,543	$566,099

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      Deferred income tax (benefit) expense related to the additional minimum pension liability was $(63,703) and $16,217 in fiscal years 2005 and 2004, respectively, and was recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.
      The components of Income before income taxes were as follows:

	Year Ended August 31,

	2005	2004	2003

U.S. sources	$682,030	$503,257	$566,896
Non-U.S. sources	1,523,972	1,295,313	1,045,921

Total	$2,206,002	$1,798,570	$1,612,817

      The reconciliation of the U.S. Federal statutory income tax rate to Accenture’s effective income tax rate was as follows:

	Year Ended August 31,

	2005	2004	2003

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.6	1.4	1.6
Reorganization benefits	(1.4)	(1.5)	(0.4)
Other final determinations(1)	(6.4)	(2.2)	(3.3)
Non-U.S. operations	(0.4)	(1.4)	1.7
Other	3.2	0.7	0.5

Effective income tax rate	31.6%	32.0%	35.1%

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
     The components of Accenture’s deferred tax assets and liabilities include the following:

	August 31,

	2005	2004

Deferred tax assets:
Pensions	$161,197	$125,567
Revenue recognition	55,235	46,387
Compensation and benefits	147,838	127,318
Investments	1,516	40,937
Tax credit carryforwards	11,449	20,160
Net operating loss carryforwards	220,373	151,663
Depreciation and amortization	119,322	139,386
Restructuring costs	13,255	37,005
Other	59,460	34,358

	789,645	722,781
Valuation allowance	(270,630)	(240,661)

Total deferred tax assets	519,015	482,120

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)

	August 31,

	2005	2004

Deferred tax liabilities:
Revenue recognition	(46,740)	(58,263)
Depreciation and amortization	(58,479)	(23,934)
Restructuring costs	(6)	(21,859)
Other	(49,601)	(24,896)

Total deferred tax liabilities	(154,826)	(128,952)

Net deferred tax assets	$364,189	$353,168

      Accenture recorded valuation allowances of $270,630 and $240,661 at August 31, 2005 and 2004, respectively, against deferred tax assets associated with capital losses on certain investments and certain tax net operating loss and tax credit carryforwards, as Accenture believes it is more likely than not that these assets will not be realized. At August 31, 2005 and 2004, $50,280 and $65,081, respectively, of the valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting, the reversal of which in future years will be allocated first to reduce goodwill and then to reduce other non-current intangible assets of the acquired entity. In addition, $7,275 and $7,978 of the valuation allowances at August 31, 2005 and 2004, respectively, related to tax attributes, the reversal of which in future years will be allocated to Additional paid-in capital and Retained earnings.
      Accenture had net operating loss carryforwards at August 31, 2005 of $690,733. Of this amount, $289,854 expires at various dates through 2024 and $400,879 has an indefinite carryforward period. Accenture had tax credit carryforwards at August 31, 2005 of $11,449, of which $8,502 will expire at various dates through 2015 and $2,947 will expire between 2016 and 2025.
      At August 31, 2005, Accenture had not recognized a deferred tax liability on $548,513 of undistributed earnings for certain subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.
      A portion of Accenture’s operations are subject to a reduced tax rate or are free of tax under various tax holidays which expire during fiscal 2009 and 2010. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $17,000 in fiscal 2005, $11,000 in fiscal 2004, and $2,000 in fiscal 2003.
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

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      Because of the application of complex U.S. tax rules regarding attribution of ownership, Accenture Ltd met the definition of a foreign personal holding company in a portion of fiscal 2004, and certain non-U.S. subsidiaries met the definition in fiscal years 2005 and 2004. However, there is no foreign personal holding company income that Accenture’s U.S. shareholders are required to include in income for such years.
      In the event that Accenture has net foreign personal holding company income, Accenture may distribute a dividend to shareholders to avoid having taxable income imputed under these rules. Under certain circumstances, such a distribution could create additional income tax costs to Accenture. Since Accenture did not have any foreign personal holding company income in fiscal years 2005 and 2004, no such taxes have been provided.
      U.S. tax law repealed the foreign personal holding company provisions, effective for all tax years after fiscal 2005.

10.	RETIREMENT AND PROFIT SHARING PLANS
Pension and Postretirement Benefits
      In the United States and certain other countries, Accenture maintains and administers retirement plans and postretirement medical plans for certain active, retired and resigned Accenture employees. The majority of the plans are non-contributory. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan. Accenture utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for pension and postretirement benefit plans, respectively.
      In addition, certain postemployment benefits, including severance benefits, disability-related benefits and continuation of benefits such as healthcare benefits and life insurance coverage, are provided to former or inactive employees after employment but before retirement. These costs are substantially provided for on an accrual basis.
      Accenture uses a June 30 measurement date for its U.S. benefit plans and a June 30 or August 31 measurement date for its non-U.S. benefit plans.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      Net periodic pension and postretirement expenses were as follows:

	Pension Benefits

	Year Ended August 31,

	2005		2004		2003

		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Components of pension expense
Service cost	$49,518	$45,054	$45,247	$34,802	$29,215	$24,503
Interest cost	42,760	18,037	36,262	12,799	30,878	10,843
Expected return on plan assets	(42,892)	(15,305)	(24,735)	(9,932)	(25,886)	(6,011)
Amortization of transitional obligation	—	—	—	(213)	(6)	(181)
Amortization of loss/(gain)	13,675	(1,023)	20,673	782	4,847	1,730
Amortization of prior service cost	1,291	1,579	2,472	90	2,267	81
Curtailment loss recognized	—	243	—	—	—	—
Special termination benefits charge		1,299	—	3,643	—	—

Total	$64,352	$49,884	$79,919	$41,971	$41,315	$30,965

	Postretirement Benefits

	Year Ended August 31,

	2005		2004		2003

		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Components of postretirement expense
Service cost	$7,091	$1,646	$7,263	$1,677	$7,338	$817
Interest cost	5,534	1,776	5,167	1,561	5,683	799
Expected return on plan assets	(1,335)	—	(1,424)	—	(1,406)	—
Amortization of transitional obligation	79	—	79	204	79	183
Amortization of loss	1,493	94	2,401	74	2,210	36
Amortization of prior service cost	(801)	(161)	(801)	—	(251)	—
Curtailment loss recognized	—	(222)	—	—	—	—

Total	$12,061	$3,133	$12,685	$3,516	$13,653	$1,835

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      The weighted-average assumptions used to determine the net periodic pension and postretirement expense are as follows:

	Pension Benefits						Postretirement Benefits

	Year Ended August 31,						Year Ended August 31,

	2005		2004		2003		2005		2004		2003

		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.
	U.S Plans	Plans	U.S Plans	Plans	U.S Plans	Plans	U.S Plans	Plans	U.S Plans	Plans	U.S Plans	Plans

Discount rate	6.25%	4.93%	6.00%	4.85%	7.25%	4.92%	6.25%	6.75%	6.00%	6.50%	7.25%	6.50%
Expected rate of return on plan assets	7.50%	5.19%	8.00%	5.66%	8.50%	5.35%	7.50%/3.50%	N/A	8.00%/5.00%	N/A	8.00%/5.00%	N/A
Rate of increase in future compensation	4.50%	3.16%	4.50%	3.10%	5.70%	3.81%	N/A	4.50%	N/A	4.00%	N/A	4.00%
      The weighted-average assumptions used to determine the fiscal year-end benefit obligations and the fiscal 2006 expense are as follows:

	Pension Benefits				Postretirement Benefits Year

	Year Ended August 31,				Year Ended August 31,

	2005		2004		2005		2004

		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S.Plans	Plans

Discount rate	5.25%	4.28%	6.25%	4.93%	5.25%	5.50%	6.25%	6.75%
Expected rate of return on plan assets	7.50%	5.57%	7.50%	5.19%	7.50%/3.50%	N/A	7.50%/3.50%	N/A
Rate of increase in future compensation	4.50%	3.27%	4.50%	3.16%	N/A	3.50%	N/A	4.50%
      The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension and other postretirement plan assets. The expected return on plan assets assumption is based on historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      The changes in the benefit obligation, plan assets and the funded status of the benefit plans are as follows:

	Pension Benefits				Postretirement Benefits

	Year Ended August 31,				Year Ended August 31,

	2005		2004		2005		2004

		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Changes in benefit obligation
Benefit obligation, beginning of year	$692,028	$335,819	$609,167	$233,446	$89,476	$25,054	$86,868	$24,539
Adjustment cost	—	—	—	13,002	—	—	—	—
Service cost	49,518	45,054	45,247	34,802	7,091	1,646	7,263	1,677
Interest cost	42,760	18,037	36,262	12,799	5,534	1,776	5,167	1,561
Amendments	—	1,365	—	4,322	—	(3,858)	—	—
Termination benefits	—	1,299	—	3,643	—	—	—	—
Participant contributions	—	6,366	—	3,767	—	—	—	—
Acquisitions/divestitures/transfers	—	75,024	—	38,863	—	—	—	(2,878)
Curtailments	—	(540)	—	—	—	(263)	—	—
Actuarial loss/(gain)	189,769	73,364	11,646	(13,262)	19,555	4,160	(7,733)	(774)
Benefits paid	(16,528)	(39,369)	(10,294)	(15,691)	(3,320)	(130)	(2,089)	(49)
Exchange rate loss	—	2,212	—	20,128	—	3,026	—	978
Settlements	—	(7,046)	—	—	—	—	—	—

Benefit obligation, end of year	$957,547	$511,585	$692,028	$335,819	$118,336	$31,411	$89,476	$25,054

Changes in plan assets
Fair value of plan assets, beginning of year	$470,792	$243,424	$311,360	$146,261	$24,585	$—	$23,102	$—
Adjustment	—	—	—	15,524	—	—	—	—
Actual return on plan assets	63,227	24,998	59,776	13,547	1,647	—	2,441	—
Acquisitions/divestitures/transfers	—	70,004	—	37,170	—	—	—	—
Employer contributions	183,852	40,780	109,950	28,852	180	130	1,131	49
Participant contributions	—	6,366	—	3,767	2,551	—	—	—
Benefits paid	(16,528)	(39,369)	(10,294)	(15,691)	(3,320)	(130)	(2,089)	(49)
Exchange rate gain	—	4,931	—	13,994	—	—	—	—
Settlements	—	(7,046)	—	—	—	—	—	—

Fair value of plan assets, end of year	$701,343	$344,088	$470,792	$243,424	$25,643	$—	$24,585	$—

Reconciliation of funded status
Funded status	$(256,204)	$(167,497)	$(221,236)	$(92,395)	$(92,693)	$(31,411)	$(64,891)	$(25,054)
Unrecognized transitional obligation	—	—	—	—	598	—	677	—
Unrecognized loss	337,615	71,192	181,856	8,589	43,141	7,187	27,830	2,696
Unrecognized prior service cost	3,888	5,215	5,179	5,250	(8,107)	(3,838)	(8,908)	—
Contributions made after measurement date	—	1,499	125,000	714	(112)	24	169	10

Net amount recognized at year-end	$85,299	$(89,591)	$90,799	$(77,842)	$(57,173)	$(28,038)	$(45,123)	$(22,348)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$10,274	$10,441	$—	$18,459	$—	$—	$—	$—
Accrued benefit liability	(205,404)	(136,737)	(186,428)	(102,885)	(57,173)	(28,062)	(45,292)	(22,358)
Intangible asset	3,339	10	5,179	32	—	—	—	—
Accumulated other comprehensive loss	277,090	35,196	147,048	5,838	—	—	—	—
Contributions made after measurement date	—	1,499	125,000	714	—	24	169	10

Net amount recognized at year-end	$85,299	$(89,591)	$90,799	$(77,842)	$(57,173)	$(28,038)	$(45,123)	$(22,348)

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Funded Status for Defined Benefit Plans
      Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements.
      Our U.S. Pension plans include plans covering certain U.S. employees and former employees as well as a Basic Retirement Plan for former pre-incorporation partners which was frozen in 2001. Accenture made discretionary contributions of $50,000 and $229,625 to its U.S. employees’ pension plans in fiscal years 2005 and 2004, respectively. Basic retirement benefits of $8,852 and $5,325 were paid in fiscal years 2005 and 2004, respectively. There were contributions of $41,565 and $28,696 for the non-U.S. pension plans in fiscal years 2005 and 2004, respectively.
      SFAS No. 87, “Employers’ Accounting for Pensions,” requires recognition of a minimum pension liability if the fair value of pension assets is less than the accumulated benefit obligation. In fiscal 2005, the charge increased by $95,697, representing an adjustment to increase the pension liability by $159,400, net of a tax benefit of $63,703. In fiscal 2004, the charge decreased by $28,576, representing an adjustment to decrease the pension liability by $39,874, net of a tax expense of $16,217 and reclassification adjustments of $(4,919). These adjustments were included in Accumulated other comprehensive loss in the shareholders’ equity section of the Consolidated Balance Sheet.
      The accumulated benefit obligation for all U.S. defined benefit pension plans was $903,306 and $657,221 at August 31, 2005 and 2004, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $434,596 and $284,432 at August 31, 2005 and 2004, respectively.
      The following information is provided for defined benefit pension plans with projected benefit obligations in excess of plan assets and for plans with accumulated benefit obligations in excess of plan assets:

	2005		2004

		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$911,808	$434,117	$692,028	$261,271
Fair value of plan assets	654,948	256,790	470,792	151,839
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$860,352	$321,681	$657,221	$118,364
Fair value of plan assets	654,948	200,533	470,792	44,244
Investment Strategies
U.S. Pension Plans
      The overall investment objective of the plans is to provide growth in the assets of the plans to help fund future benefit obligations while managing risk in order to meet current benefit obligations. The plans’ future prospects, their current financial conditions, Accenture’s current funding levels and

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
other relevant factors suggest that the plans can tolerate some interim fluctuations in market value and rates of returns in order to achieve long-term objectives without undue risk to the plans’ ability to meet their current benefit obligations.
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
Plan Assets
      The following table shows the Company’s target allocation for fiscal 2006 and weighted-average asset allocations at August 31, 2005 and 2004 by asset category, for its pension and postretirement benefit plans:
Pension Plans

			Plan Assets at August 31,

	2006 Target
	Allocation		2005		2004

		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Asset Category
Equity securities	80%	35-45%	76%	30%	81%	21%
Debt securities	20%	35-45%	20%	32%	18%	23%
Cash and short-term investments	—	0-5%	—	19%	1%	24%
Insurance contracts	—	10-15%	—	13%	—	32%
Other	—	0-5%	4%	6%	—	—

Total	100%	n/m	100%	100%	100%	100%

n/m = not meaningful

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
U.S. Postretirement Plan(1)

		Plan Assets at
		August 31,
	2006 Target
	Allocation	2005	2004

Asset Category
Equity securities	35%	35%	36%
Debt securities	19%	19%	14%
Cash and short-term investments	46%	46%	50%

Total	100%	100%	100%

(1)	The non-U.S. plans are unfunded and thus the table only relates to the U.S. Plans.
Expected Contributions
      In fiscal 2006, Accenture expects to pay approximately $6,484 of benefit payments, as part of its Basic Retirement Plan, and expects to contribute $43,194 to its non-U.S. pension plans. Cash funding for retiree medical plans in fiscal 2006 is estimated to be approximately $1,400. In fiscal 2006, no contribution will be required for U.S. employees’ pension plans. Accenture has not determined whether it will make additional voluntary contributions for employee pension plans.
Estimated Future Benefit Payments
      Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits		Postretirement Benefits

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

2006	$13,440	$12,189	$2,389	$195
2007	15,594	12,918	2,758	251
2008	17,675	13,512	3,260	322
2009	19,906	14,577	3,785	397
2010	22,224	15,694	4,287	477
2011-2015	158,969	105,983	28,651	4,096
Assumed Health Care Cost Trend
      Annual rate increases in the per capita cost of health care benefits of 11.5% (under age 65) and 12.0% (over age 65) were assumed for the plan year ending June 30, 2006. The rate is assumed to decrease on a straight-line basis to 5% for the plan year ending June 30, 2011 and remain at that level thereafter. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point		One Percentage Point
	Increase		Decrease

	2005	2004	2005	2004

Effect on total of service and interest cost components	$2,527	$2,664	$(2,056)	$(2,089)
Effect on year-end postretirement benefit obligation	22,362	17,868	(17,375)	(14,250)

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Basic Retirement Benefits
      Obligations relating to basic retirement benefits for former pre-incorporation partners under the Basic Retirement Plan are included in the U.S. pension plans discussed above. This plan was eliminated for active partners after May 15, 2001 in connection with the transition to a corporate structure. All qualifying Accenture partners or their qualifying surviving spouses prior to May 15, 2001 will receive basic retirement benefits for life. The amount of annual benefit payments is periodically adjusted for cost-of-living adjustments at the beginning of each calendar year. The plan is unfunded and its projected benefit obligations were $138,165 and $126,051 at August 31, 2005 and 2004, respectively.
Early Retirement Benefits
      Obligations related to early retirement benefits are not included in pension benefits disclosed above. For periods ended on or prior to May 15, 2001, partners retiring after age 56 and prior to age 62 received early retirement benefits based on two years’ earnings on a straight-line declining basis that resulted in no payout to partners retiring at age 62. Retired partners could elect to receive benefits in the form of a lump-sum payment or 10-year installment payments. Partners electing installment payments accrue interest based on a U.S. Treasury bond index. This plan was eliminated for active partners after May 15, 2001, in connection with the transition to a corporate structure. Early retirement benefits of $46,421, $37,958 and $56,466 were paid to retired partners in fiscal years 2005, 2004 and 2003, respectively. The remaining amounts due for early retirement benefits were $139,392 and $173,650 at August 31, 2005 and 2004, respectively, which are being paid out through 2011.
Defined Contribution Plans
      As of January 1, 2004, Accenture established a trusteed employer 401(k) match plan, the Accenture U.S. 401(k) Match and Savings Plan, in the United States. The total costs of the 401(k) match plan were $44,172 and $30,762 in fiscal years 2005 and 2004, respectively.
      In the United States, Accenture maintains and administers a trusteed profit sharing plan, the Accenture U.S. Discretionary Profit Sharing Plan. The annual discretionary profit sharing contribution is determined by management after the end of the fiscal year. The liability recorded as of August 31, 2005 for profit sharing was $48,300, which we expect to pay in the first quarter of fiscal 2006. The contributions to the plan were $44,961 and $59,879 in fiscal years 2004 and 2003, respectively.
      In the United Kingdom, Accenture also maintains and administers a defined contribution plan, the Accenture Retirement Savings Plan. The Company provides matching contributions up to certain amounts based upon the age of the eligible employee. The total costs of the plan were $46,045, $37,636 and $32,057 in fiscal years 2005, 2004 and 2003, respectively.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)

11.	EMPLOYEE SHARE PLANS
Employee Share Purchase Plan
      The Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP”) is a nonqualified plan that allows eligible employee participants to purchase Accenture Ltd Class A common shares at a discount through payroll deductions. Under this plan, substantially all employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to a per participant maximum of $15 per calendar year) to purchase Accenture Ltd Class A common shares. Prior to May 1, 2005, the purchase price of Accenture Ltd Class A common shares was 85% of the lower of its beginning of offering period or end of offering period market price. Beginning May 1, 2005, the purchase price of the Accenture Ltd Class A common shares is 85% of the end of the offering period market price. A maximum of 75,000,000 Accenture Ltd Class A common shares may be issued under the ESPP. At August 31, 2005, 36,222,041 Accenture Ltd Class A common shares had been issued under the ESPP. Under the ESPP, the Company sold 8,784,839 shares, 8,134,692 shares and 13,189,911 shares to employees in fiscal years 2005, 2004 and 2003, respectively. The weighted average fair values of the share purchases granted were as follows:

Offering Period Ended	2005	2004	2003

September 30	—	—	$7.78
November 1	$6.54	$4.80	—
May 1	$6.54	$6.49	$4.36
Share Incentive Plan
      The Accenture Ltd 2001 Share Incentive Plan (the “SIP”) permits the grant of nonqualified share options, incentive stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. A maximum of 375,000,000 Accenture Ltd Class A common shares may be used for awards under the share incentive plan. At August 31, 2005, 183,163,938 shares were available for future grants under the SIP. Accenture Ltd Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP. The SIP is administered by the Compensation Committee of the Board of Directors of Accenture Ltd.
Stock Options
      Incentive stock options generally have an exercise price that is at least equal to the fair value of the Class A common shares on the date the option is granted.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      Options currently outstanding under the SIP have a maximum term of 10 years and vest under varying schedules. Stock option activity was as follows:

	Year Ended August 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Options outstanding, beginning of year	63,938,783	$15.40	75,599,090	$14.80	86,131,490	$14.73
Granted	21,283,007	25.38	5,965,602	22.40	6,251,959	15.24
Exercised	8,591,735	14.77	11,717,958	14.61	5,816,252	14.55
Forfeited	2,781,155	17.68	5,907,951	16.33	10,968,107	14.68

Options outstanding, end of year	73,848,900	$18.27	63,938,783	$15.40	75,599,090	$14.80

Exercisable at year end	49,098,967	$15.99	36,387,546	$14.66	32,140,118	$14.66

Weighted average fair value of options granted during the year		$11.30		$11.21		$7.27

      Effective as of February 18, 2005, Accenture awarded to certain of its highest-performing senior executives stock options to purchase approximately 15,000,000 Accenture Ltd Class A common shares, having an aggregate fair value, at the time of grant, of $170,000.
      A summary of information about stock options outstanding at August 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

		Weighted Avg.
	Options	Contractual Life	Weighted Average	Options	Weighted Average
Range of Exercise Prices	Outstanding	Remaining	Exercise Price	Exercisable	Exercise Price

$12.82 - $15.31	44,270,068	5.9	$14.55	40,677,027	$14.55
$15.32 - $18.32	2,240,992	7.6	16.24	725,787	16.09
$18.33 - $27.50	27,337,840	9.0	24.47	7,696,153	23.64

	73,848,900	7.1	$18.27	49,098,967	$15.99

Restricted Share Units
      Under the SIP, participants may be granted restricted share units without cost to the participant. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan vest at various times, generally ranging from immediate vesting to vesting over a ten-year period. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
basis for awards with cliff vesting. A summary of information with respect to restricted share units is as follows:

	August 31,

	2005	2004	2003

Shares granted	7,335,407	4,715,894	6,908,328
Weighted average fair value of shares	$25.78	$22.62	$16.13
Pre-tax compensation expense charged to earnings, net of cancellations	$88,341	$60,486	$51,615

12.	SHAREHOLDERS’ EQUITY
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
Class A Common Shares
      Holders of Accenture Ltd’s Class A common shares are entitled to one vote per share and do not have cumulative voting rights. Each Class A common share entitles its holder to a pro rata part of any dividend at the times and in the amounts, if any, which Accenture Ltd’s Board of Directors from time to time determines to declare, subject to any preferred dividend rights attaching to any preferred shares. Each Class A common share is entitled on a winding-up of Accenture Ltd to be paid a pro rata part of the value of the assets of Accenture Ltd remaining after payment of its liabilities, subject to any preferred rights on liquidation attaching to any preferred shares. As of November 22, 2004, the voting agreement dated as of April 18, 2001 among Accenture Ltd and the partners party thereto (the “voting agreement”) was amended to eliminate the voting provisions of that agreement. Accordingly, Accenture Ltd Class A common shares and Class X common shares held by the parties to the voting agreement are no longer voted as a block at Accenture Ltd shareholder meetings.
Class X Common Shares
      Holders of Accenture Ltd’s Class X common shares are entitled to one vote per share and do not have cumulative voting rights. Holders of Class X common shares are not entitled to receive

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
dividends and are not entitled to be paid any amount upon a winding-up of Accenture Ltd. Most of Accenture’s partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares in connection with Accenture’s transition to a corporate structure received a corresponding number of Accenture Ltd Class X common shares. Accenture Ltd may redeem, at its option, any Class X common share for a redemption price equal to the par value of the Class X common share. Accenture Ltd has separately agreed not to redeem any Class X common share of a holder if the redemption would reduce the number of Class X common shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares held by that holder, as the case may be. Accenture Ltd will redeem Class X common shares upon the redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X common shares are not transferable without the consent of Accenture Ltd. As of November 22, 2004, the Accenture Ltd voting agreement was amended to eliminate the voting provisions of that agreement. Accordingly, Accenture Ltd Class A common shares and Class X common shares held by parties to the voting agreement are no longer voted as a block at Accenture Ltd shareholder meetings.
Equity of Subsidiaries Redeemable or Exchangeable for Accenture Ltd Class A Common Shares
Accenture SCA Class I Common Shares
      Partners in certain countries, including the United States, received Accenture SCA Class I common shares in connection with Accenture’s transition to a corporate structure. After June 28, 2005, only Accenture’s partners, former partners and their permitted transferees continue to hold Accenture SCA Class I common shares. Each Class I common share of Accenture SCA entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture SCA and entitles its holders to dividends and liquidation payments.
      Subject to the transfer restrictions in Accenture SCA’s Articles of Association, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at a redemption price per share generally equal to its current market value as determined in accordance with Accenture SCA’s Articles of Association. Under Accenture SCA’s Articles of Association, the market value of a Class I common share that is not subject to transfer restrictions will be deemed to be equal to (i) the average of the high and low sales prices of an Accenture Ltd Class A common share as reported on the New York Stock Exchange (or on such other designated market on which the Class A common shares trade), net of customary brokerage and similar transaction costs, or (ii) if Accenture Ltd sells its Class A common shares on the date that the redemption price is determined (other than in a transaction with any employee or an affiliate or pursuant to a preexisting obligation), the weighted average sales price of an Accenture Ltd Class A common share on the New York Stock Exchange (or on such other market on which the Class A common shares primarily trade), net of customary brokerage and similar transaction costs. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
common shares on a one-for-one basis. Each holder of Class I common shares is entitled to a pro rata part of any dividend and, subject to the rights of the holders of Class II common shares and Class III common shares, to the value of any remaining assets of Accenture SCA after payment of its liabilities upon dissolution.
Accenture SCA Class II and Class III common shares
      On June 28, 2005, Accenture SCA’s shareholders approved certain amendments to the rights of Accenture SCA Class II common shares held by Accenture Ltd, as well as the creation of a new class of common shares known as “Class III common shares” into which all Class I common shares held by Accenture Ltd and its affiliates were reclassified. Accenture SCA Class II common shares and Class III common shares may not be held by any person other than the general partner of Accenture SCA and its subsidiaries. All Class I common shares that are sold or otherwise transferred to Accenture Ltd or its subsidiaries will be automatically reclassified into Class III common shares.
      Accenture SCA Class II common shares and Class III common shares (or any lettered sub-series of that class) are not entitled to any cash dividends. If the Board of Directors of Accenture Ltd authorizes the payment of a cash dividend on Accenture Ltd’s Class A common shares, Accenture Ltd, as general partner of Accenture SCA, will cause Accenture SCA to redeem Class II common shares and Class III common shares that Accenture Ltd holds to obtain cash needed to pay dividends on its Class A common shares. At any time that Accenture SCA were to pay a cash dividend on its Class I common shares, new Class II common shares and Class III common shares would be issued to the existing holders of Class II common shares and Class III common shares, in each case having an aggregate value of the amount of any cash dividends that the holders of those Class II or Class III common shares would have received had they ratably participated in the cash dividend paid on the Class I common shares.
      Each Class II common share entitles its holder to receive a liquidation payment equal to 10% of any liquidation payment to which a Class I common share entitles its holder. Each Class III common share entitles its holder to receive a liquidation payment equal to 100% of any liquidation payment to which a Class I common share entitles its holder.
Accenture Canada Holdings Inc. Exchangeable Shares
      Partners resident in Canada and New Zealand received Accenture Canada Holdings Inc. exchangeable shares in connection with Accenture’s transition to a corporate structure. Subject to the transfer restrictions contained in Accenture Ltd’s bye-laws, holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture Ltd Class A common shares on a one-for-one basis. Accenture may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture Ltd Class A common share entitles its holder.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Restrictions on the Transfer of Certain Accenture Shares
      Accenture Ltd’s bye-laws and Accenture SCA’s Articles of Association contain transfer restrictions that apply to certain Accenture partners and former partners who hold Accenture Ltd Class A common shares or Accenture Canada Holdings Inc. exchangeable shares and Accenture SCA Class I common shares, respectively, and are parties to the Accenture Ltd voting agreement or Accenture SCA transfer rights agreement, respectively. These persons are referred to as “covered persons.” The shares covered by these transfer restrictions generally include any Accenture Ltd Class A common shares beneficially owned by a covered person at the time in question and also as of or prior to Accenture’s initial public offering of Accenture Ltd Class A common shares, as well as all Accenture Canada Holdings Inc. exchangeable shares or Accenture SCA Class I common shares held by such covered persons. The transfer restrictions generally require covered persons to maintain beneficial ownership of all Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares received prior to Accenture’s initial public offering for a period of eight years subsequent to Accenture’s initial public offering and to maintain beneficial ownership of at least 25 percent of such shares for as long as he or she is an employee of Accenture. Covered persons who continue to be Accenture employees are permitted to transfer a percentage of such shares annually. These transfer restrictions lapse on an accelerated basis upon retirement and generally terminate upon death.
      Accenture SCA’s Articles of Association also provide that, except in the case of a redemption or transfer of Class I common shares to Accenture Ltd or one of its subsidiaries in accordance with the Articles of Association, Accenture SCA Class I common shares may be transferred only with the consent of the Accenture Ltd, as the general partner of Accenture SCA.

13.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Secondary Offerings
      On September 29, 2003, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 57,394,595 shares newly issued by Accenture Ltd and 24,605,405 shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $21.00 per share and the price net of the underwriters’ discount of 2.85% was $20.40 per share. Accenture Ltd received $1,170,936 as a result of the issuance of 57,394,595 shares newly issued by Accenture Ltd. On September 30, 2003, the underwriters, in connection with the underwritten public offering, exercised their over allotment option to purchase an additional 12,300,000 newly issued Class A common shares at the same price per share. On October 1, 2003, Accenture Ltd received $250,939 as a result of the issuance of the additional 12,300,000 newly issued shares. All of the proceeds from the newly issued shares were used by Accenture SCA and its subsidiaries, together with $43,291 previously authorized for repurchases under Accenture’s Share Management Plan, to redeem or purchase a total of 71,816,561 Accenture SCA shares and Accenture Canada Holdings Inc. exchangeable shares from partners pursuant to a tender offer for a total cash outlay of $1,465,166.
      On May 4, 2004, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 35,761,232 shares newly issued by Accenture Ltd and

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
14,238,768 shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $23.50 per share and the price net of the underwriters’ discount of 2.8% was $22.84. Accenture Ltd received $816,858 as the result of the issuance of 35,761,232 shares newly issued by Accenture Ltd. On May 4, 2004, the underwriters, in connection with the underwritten public offering, exercised their option to purchase an additional 7,500,000 newly issued Class A common shares at the same price per share. On May 4, 2004, Accenture Ltd received $171,315 as a result of the issuance of the additional 7,500,000 newly issued shares. All of the proceeds from the newly issued shares were used by Accenture SCA and its subsidiaries, together with $56,661, to redeem or purchase a total of 45,741,795 Accenture SCA shares and Accenture Canada Holdings Inc. exchangeable shares from partners pursuant to a tender offer for a total cash outlay of $1,044,834.
      For information regarding a tender offer by Accenture SCA and one of its subsidiaries to purchase or redeem Accenture SCA Class I common shares, please see Footnote 18 (Subsequent Events).
Share Purchase Activity
      Since April 2002, the Board of Directors of Accenture Ltd has authorized funding for its publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for redemptions and repurchases of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares. Effective as of October 15, 2004, the Board of Directors of Accenture Ltd has authorized the purchase, redemption and exchange from time to time of up to an additional $3,000,000 of Accenture shares.
      The Company’s share purchase activity is summarized as follows:

			Share Management Plan And
	Open Market		RSU Sell-Back Program

	Shares	Amount	Shares	Amount	Total

Available Authorization at August 31, 2002		$78,890		$600,000	$678,890
Purchases	8,619,800	(151,763)	17,779,985	(311,258)	(463,021)
Additional Authorizations		155,000		—	155,000

Available Authorization at August 31, 2003		82,127		288,742	370,869
Purchases	8,413,050	(201,326)	29,619,979	(664,338)	(865,664)
Additional Authorizations		180,777		600,000	780,777

Available Authorization at August 31, 2004		61,578		224,404	285,982
Purchases	20,566,470	(480,470)	45,147,483	(1,103,291)	(1,583,761)
Additional Authorizations		1,000,000		2,000,000	3,000,000

Available Authorization at August 31, 2005		$581,108		$1,121,113	$1,702,221

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Open Market Share Purchases (formerly Accenture Share Employee Compensation Trust)
      In February 2005, Accenture dissolved the Accenture Share Employee Compensation Trust (the “SECT”) after determining that it could continue to meet its obligations related to its compensation and employee benefit plans without the SECT. All remaining Accenture Ltd Class A common shares held by the SECT were transferred to a subsidiary of Accenture Ltd. The dissolution of the SECT did not affect Accenture’s open-market share purchase program, which it continues through one or more subsidiaries of Accenture Ltd.
Share Management Plan and RSU Sell-Back Program Transactions
      Under Accenture’s Share Management Plan, which expired on July 24, 2005, the Company executed quarterly transactions which provided its partners, former partners and their permitted transferees with the opportunity to dispose of shares that were currently eligible for transfers under the terms of the various transfer restrictions applicable to them.
      In July 2005, Accenture implemented a Senior Executive Trading Policy applicable to its senior executives which provides, among other things, that all Accenture Ltd Class A common shares, Accenture SCA Class I common shares, and Accenture Canada Holdings Inc. exchangeable shares covered by the transfer restrictions contained in Accenture’s various charter documents and available for transfer will be subject to quarterly trading guidelines. These guidelines seek to limit the total number of these shares redeemed, sold or otherwise transferred in any calendar quarter to no more than a composite average weekly volume of trading in Accenture Ltd Class A common shares. As of October 24, 2005, the shares covered by the transfer restrictions contained in Accenture’s various charter documents and subject to these additional quarterly guidelines represented approximately 55% of the total number of shares covered by the transfer restrictions contained in Accenture’s various charter documents. The Senior Executive Trading Policy was implemented, in part, due to the expiration of the Share Management Plan. Since July 24, 2005, holders of the shares covered by the transfer restrictions contained in Accenture’s various charter documents have been able to individually execute sales, redemptions or dispositions of those shares that are free of transfer restrictions and, in the case of Accenture’s senior executives, in compliance with the quarterly trading guidelines contained in the Senior Executive Trading Policy.
      For the year ended August 31, 2005, the total cash outlay for Accenture SCA Class I common shares redeemed or purchased from tender offers was $1,057,770 and the total cash outlay for purchases of Accenture Canada Holdings Inc. exchangeable shares was $15,719. In addition to the tender offers, during the twelve months ended August 31, 2005, the Company purchased Accenture SCA Class I common shares for aggregate purchase prices of $19,966.
      During fiscal 2005, the Company also purchased $9,836 of shares through the RSU Sell-Back Program, whereby Accenture offers to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with its initial public offering.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Other Share Purchases
      Accenture acquired Accenture Ltd Class A common shares and Accenture SCA Class I common shares in other share transactions, summarized as follows:

	2005		2004		2003

	Shares	Amount	Shares	Amount	Shares	Amount

Purchases of Accenture Ltd Class A common shares, net share delivery	1,093,481	$26,078	5,523,763	$138,817	5,951,800	$98,810
Purchases and redemptions of Accenture SCA Class I common shares under Articles of Association of Accenture SCA	69,279	1,750	2,421,801	58,112	207,008	125

Total	1,162,760	$27,828	7,945,564	$196,929	6,158,808	$98,935

14.	LEASE COMMITMENTS
      Accenture has various lease agreements, principally for office space, with various renewal options. Rental expense including operating costs and taxes was $371,554, $287,559 and $280,714 in fiscal years 2005, 2004 and 2003, respectively. Sublease income from third parties was $23,485, $22,806 and $18,950 in fiscal years 2005, 2004 and 2003, respectively. Future minimum rental commitments under non-cancelable operating leases as of August 31, 2005, were as follows:

	Operating	Operating
	Lease	Sublease
	Payments	Income

2006	$333,652	$(13,503)
2007	284,975	(12,723)
2008	241,296	(9,367)
2009	210,415	(7,922)
2010	208,522	(7,338)
Thereafter	1,261,803	(24,577)

	$2,540,663	$(75,430)

15.	COMMITMENTS AND CONTINGENCIES
Guarantees
      As a result of its increase in ownership percentage of Accenture HR Services from 50 percent to 100 percent in February 2002, Accenture may be required to make additional purchase price payments through September 30, 2008, conditional on Accenture HR Services achieving certain levels of qualifying revenues. An amendment to the purchase agreement was signed in January 2005, increasing the guaranteed additional minimum purchase price by $10,000 and decreasing the total

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
amount of additional purchase price that Accenture may be required to make to $177,500 from $187,500. The remaining potential liability at August 31, 2005 was $159,909.
      In February 2005, Accenture signed an amendment to the Avanade Inc. stockholders agreement. As a result of the amendment, there is no longer a fixed purchase price minimum or maximum payable by Accenture for the Avanade Inc. shares not already owned by Accenture. Accenture now has the right to purchase substantially all of the remaining outstanding shares of Avanade Inc. not owned by Accenture at fair value if certain events occur. Accenture may also be required to purchase substantially all of the remaining outstanding shares of Avanade Inc. at fair value if certain events occur.
      Accenture has various agreements in which it may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by Accenture under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by Accenture and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2005, management was not aware of any obligations arising under indemnification agreements that would require material payments.
      From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture’s obligations for the performance of others is not expressly specified. As of August 31, 2005, Accenture estimates it had assumed an aggregate potential liability of approximately $1,228,973 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $123,697 if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph.
Legal Contingencies
      At August 31, 2005, Accenture or its present personnel had been named as a defendant in various litigation matters. All of these are civil in nature. Based on the present status of these litigation matters, the management of Accenture believes they will not ultimately have a material effect on the results of operations, financial position or cash flows of Accenture.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)

16.	SEGMENT REPORTING
      Operating segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
      Accenture’s chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit providing management consulting, technology and outsourcing services that serves clients in different industries. The reportable operating segments are the five operating groups, which are Communications & HighTech, Financial Services, Government, Products and Resources.
Reportable Segments
      Information regarding Accenture’s reportable segments groups is as follows:

Year Ended August 31:
	Comm. &	Financial
2005	High Tech	Services	Government	Products	Resources	Other	Total

Revenues before reimbursements	$4,001,347	$3,408,166	$2,171,458	$3,569,975	$2,388,845	$7,238	$15,547,029
Depreciation(1)	66,055	61,121	56,508	56,725	41,664	—	282,073
Operating income	673,183	499,647	168,736	413,188	356,484	—	2,111,238
Assets at August 31(2)	571,292	81,849	738,575	435,515	315,722	151,787	2,294,740

2004

Revenues before reimbursements	$3,741,451	$2,770,990	$1,994,655	$2,978,892	$2,178,569	$9,006	$13,673,563
Depreciation(1)	81,739	66,813	35,463	56,112	39,869	—	279,996
Operating income	403,698	353,904	311,050	414,501	275,473	—	1,758,626
Assets at August 31(2)	542,746	114,207	581,301	354,003	217,217	133,851	1,943,325

2003

Revenues before reimbursements	$3,290,372	$2,355,321	$1,581,758	$2,613,303	$1,966,043	$11,202	$11,817,999
Depreciation(1)	88,479	62,599	31,186	60,127	51,422	—	293,813
Operating income	321,168	306,094	282,308	428,217	213,448	—	1,551,235
Assets at August 31(2)	365,101	213,441	354,444	362,443	295,114	109,806	1,700,349

(1)	This amount includes depreciation on property and equipment controlled by each operating segment, as well as an allocation for depreciation on property and equipment they do not directly control.
(2)	Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, current and non-current Unbilled services and Deferred revenues.
     The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      Reorganization and restructuring benefits (costs) were allocated to the operating groups as follows:

	Year Ended August 31,

Increase (Decrease) to Operating Income	2005	2004	2003

Communications & High Tech	$21,274	$(7,230)	$4,778
Financial Services	20,643	(6,403)	4,319
Government	13,335	(4,247)	2,526
Products	21,019	(6,356)	4,278
Resources	12,986	(4,655)	3,445

Total	$89,257	$(28,891)	$19,346

      Revenues are attributed to geographic areas and countries based on where client services are supervised. Information regarding Accenture’s geographic areas and countries is as follows:

Year Ended August 31:	Americas	EMEA(1)	Asia Pacific	Total

2005

Revenues before reimbursements	$6,729,626	$7,734,932	$1,082,471	$15,547,029
Reimbursements	732,493	708,305	106,593	1,547,391
Revenues	7,462,119	8,443,237	1,189,064	17,094,420
Long-lived assets at August 31	267,757	294,262	131,691	693,710
2004

Revenues before reimbursements	$6,133,081	$6,572,011	$968,471	$13,673,563
Reimbursements	682,087	627,368	130,564	1,440,019
Revenues	6,815,168	7,199,379	1,099,035	15,113,582
Long-lived assets at August 31	282,431	253,323	108,192	643,946
2003

Revenues before reimbursements	$5,671,026	$5,352,850	$794,123	$11,817,999
Reimbursements	907,628	560,391	111,222	1,579,241
Revenues	6,578,654	5,913,241	905,345	13,397,240
Long-lived assets at August 31	325,250	252,001	73,204	650,455

(1)	EMEA includes Europe, Middle East and Africa.
     The Company conducts business in the following countries that individually comprised over 10% of consolidated revenues before reimbursements within the last three years, as follows:

	August 31,

	2005	2004	2003

United States	37%	39%	43%
United Kingdom	17%	16%	14%

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      The Company conducts business in the following countries that hold more than 10% of its total consolidated long-lived assets, as follows:

	August 31,

	2005	2004	2003

United States	34%	37%	43%
United Kingdom	20%	12%	11%
India	10%	9%	4%
      Revenues before reimbursements by major types of services are as follows:

	Year Ended August 31,

	2005	2004	2003

Consulting(1)	$9,559,157	$8,589,645	$8,048,134
Outsourcing(1)	5,987,872	5,083,918	3,769,865

Revenues before reimbursements	15,547,029	13,673,563	11,817,999
Reimbursements	1,547,391	1,440,019	1,579,241

Revenues	$17,094,420	$15,113,582	$13,397,240

(1)	In fiscal 2003, $334,972 of revenues before reimbursements previously classified as “Other” have been reclassified to “Consulting” or “Outsourcing” type of work to conform to the current presentation.
17.     QUARTERLY DATA (unaudited)

Year Ended August 31:	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Annual

Revenues before reimbursements	$3,730,355	$3,813,522	$4,078,573	3,924,579	15,547,029
Reimbursements	341,017	402,862	419,037	384,475	1,547,391
Revenues	4,071,372	4,216,384	4,497,610	4,309,054	17,094,420
Operating income	458,150	471,952	671,948	509,188	2,111,238
Net income	196,273	209,786	305,280	229,135	940,474
Earnings per Class A common share:
— Basic	0.33	0.35	0.52	0.39	1.60
— Diluted	0.32	0.35	0.51	0.38	1.56
Weighted average Class A common shares:
— Basic	590,029,649	591,694,862	587,277,097	584,088,816	588,505,335
— Diluted	980,298,997	979,750,161	951,945,669	930,688,067	960,514,976
Common stock price per share:
— High	27.58	27.60	25.97	25.70	27.60
— Low	22.61	24.39	21.00	22.20	21.00

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Annual

Revenues before reimbursements	$3,261,585	$3,302,209	$3,686,662	$3,423,107	$13,673,563
Reimbursements	312,903	380,095	363,579	383,442	1,440,019
Revenues	3,574,488	3,682,304	4,050,241	3,806,549	15,113,582
Operating income	507,140	307,429	573,157	370,900	1,758,626
Net income	174,340	123,089	210,409	182,990	690,828
Earnings per Class A common share:
— Basic	0.34	0.23	0.38	0.31	1.25
— Diluted	0.33	0.22	0.37	0.30	1.22
Weighted average Class A common shares:
— Basic	519,417,011	544,052,062	558,330,780	589,080,622	553,298,104
— Diluted	1,019,952,588	998,003,396	1,000,536,090	986,250,253	1,002,813,443
Common stock price per share:
— High	25.37	26.95	25.91	28.10	28.10
— Low	21.00	21.85	22.61	23.25	21.00
18.     SUBSEQUENT EVENTS
      On September 14, 2005, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase, effective October 14, 2005 of an aggregate of 35,922,744 Accenture SCA Class I common shares at a price of $21.50 per share. The total cash outlay for these transactions was $772,339.
      On October 6, 2005, Accenture Ltd declared a cash dividend of $0.30 per share on its Class A common shares for shareholders of record at the close of business on October 17, 2005. Accenture Ltd will cause Accenture SCA to declare a cash dividend of $0.30 per share on its Class I common shares for shareholders of record at the close of business on October 12, 2005. Both dividends are to be payable on November 15, 2005.