Form 10-Q
period 2005-11-30
ACCENTURE LTD
filed 2006-01-06
CIK 1134538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of December 30, 2005 was 569,220,365 (which number does not include 38,922,287 issued shares held by subsidiaries of the Registrant). The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of December 30, 2005 was 281,919,792.

ACCENTURE LTD

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE LTD
CONSOLIDATED BALANCE SHEETS
November 30, 2005 and August 31, 2005
(In thousands of U.S. dollars, except share and per share amounts)

	November 30,	August 31,
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,685,997	$2,483,990
Short-term investments	280,647	463,460
Receivables from clients, net of allowances of $47,986 and $40,821	1,878,071	1,752,937
Unbilled services	1,408,368	1,353,676
Deferred income taxes, net	117,739	121,386
Other current assets	477,037	509,818

Total current assets	5,847,859	6,685,267

NON-CURRENT ASSETS:
Unbilled services	484,922	472,430
Investments	209,417	262,873
Property and equipment, net of accumulated depreciation of $1,304,205 and $1,268,658	694,452	693,710
Goodwill	375,894	378,488
Deferred income taxes, net	339,877	291,033
Other non-current assets	170,759	173,551

Total non-current assets	2,275,321	2,272,085

TOTAL ASSETS	$8,123,180	$8,957,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$3,482	$13,681
Current portion of long-term debt	19,032	17,391
Accounts payable	774,376	807,317
Deferred revenues	1,295,793	1,284,303
Accrued payroll and related benefits	1,315,420	1,430,998
Income taxes payable	1,016,060	831,399
Deferred income taxes, net	50,095	42,609
Other accrued liabilities	447,303	434,691

Total current liabilities	4,921,561	4,862,389

NON-CURRENT LIABILITIES:
Long-term debt	31,202	44,116
Retirement obligation	755,603	753,558
Deferred income taxes, net	6,543	5,621
Other non-current liabilities	629,847	613,795

Total non-current liabilities	1,423,195	1,417,090

MINORITY INTEREST	612,959	980,959

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, zero shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 607,573,011 and 602,705,936 shares issued as of November 30, 2005 and August 31, 2005, respectively	13	13
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 281,919,792 and 321,088,062 shares issued and outstanding as of November 30, 2005 and August 31, 2005, respectively	6	7
Restricted share units	387,620	365,708
Additional paid-in capital	1,062,952	1,365,013
Treasury shares, at cost, 39,250,914 and 32,265,976 shares at November 30, 2005 and August 31, 2005, respectively	(911,073)	(763,682)
Retained earnings	882,027	962,339
Accumulated other comprehensive loss	(256,080)	(232,484)

Total shareholders’ equity	1,165,465	1,696,914

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,123,180	$8,957,352

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2005 and 2004
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2005	2004
REVENUES:
Revenues before reimbursements	$4,169,475	$3,730,355
Reimbursements	373,541	341,017

Revenues	4,543,016	4,071,372

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	2,849,167	2,515,439
Reimbursable expenses	373,541	341,017

Cost of services	3,222,708	2,856,456
Sales and marketing	408,602	358,943
General and administrative costs	393,766	390,815
Reorganization costs	5,384	7,008

Total operating expenses	4,030,460	3,613,222

OPERATING INCOME	512,556	458,150

Gain on investments, net	1,438	14,540
Interest income	30,353	20,121
Interest expense	(4,685)	(6,316)
Other expense	(15,947)	(2,327)

INCOME BEFORE INCOME TAXES	523,715	484,168
Provision for income taxes	195,869	164,617

INCOME BEFORE MINORITY INTEREST	327,846	319,551
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.	(110,136)	(121,681)
Minority interest – other	(2,770)	(1,597)

NET INCOME	$214,940	$196,273

Weighted Average Class A Common Shares:
Basic	586,267,569	590,029,649
Diluted	913,640,289	980,623,940
Earnings Per Class A Common Share:
Basic	$0.37	$0.33
Diluted	$0.36	$0.32

Cash dividends per share	$0.30	$—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Three Months Ended November 30, 2005
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

		Class A		Class X							Accumulated
		Common Shares		Common Shares		Restricted Share	Additional	Treasury Shares			Other
	Preferred		No.		No.	Units Common	Paid-in		No.	Retained	Comprehensive
	Shares	$	Shares	$	Shares	Shares	Capital	$	Shares	Earning	Loss	Total
Balance at August 31, 2005	$—	$13	602,706	$7	321,088	$365,708	$1,365,013	$(763,682)	(32,266)	$962,339	$(232,484)	$1,696,914
Comprehensive income
Net income										214,940		214,940
Other comprehensive loss:
Unrealized losses on marketable securities, net of reclassification adjustments											(1,604)	(1,604)
Foreign currency translation adjustments											(21,992)	(21,992)

Other comprehensive loss											(23,596)

Comprehensive income												191,344
Income tax benefit on stock-based compensation plans							18,094					18,094
Purchases of Class A common shares			(169)				(4,352)	(232,109)	(10,740)			(236,461)
Stock-based compensation expense						20,245	28,749					48,994
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(1)	(39,168)		(916,800)					(916,801)
Issuances of Class A common shares:
Employee share purchase plan			1,973				42,001	33,355	1,481	1,512		76,868
Employee stock options			2,723				41,230	45,721	2,021	(14,752)		72,199
Restricted share units			340			(12,186)	6,730	5,642	253	(186)		—
Dividends						13,853				(281,826)		(267,973)
Minority interest							482,287					482,287

Balance at November 30, 2005	$—	$13	607,573	$6	281,920	$387,620	$1,062,952	$(911,073)	(39,251)	$882,027	$(256,080)	$1,165,465

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2005 and 2004
(In thousands of U.S. dollars)
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$214,940	$196,273
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation and amortization (including amortization of deferred charges)	79,271	52,935
Reorganization costs	5,384	7,008
Gains on investments, net	(1,438)	(14,540)
(Gains) losses on disposal of property and equipment, net	(98)	1,791
Stock-based compensation expense	50,832	18,072
Deferred income taxes, net	(39,310)	(2,036)
Minority interest	112,906	123,278
Other items, net	7,477	4,927
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(173,243)	(73,755)
Other current assets	28,944	(39,438)
Unbilled services, current and non-current	(116,159)	(408,733)
Other non-current assets	(9,423)	(9,178)
Accounts payable	(6,147)	174,868
Deferred revenues	55,891	(87,347)
Accrued payroll and related benefits	(91,696)	(165,480)
Income taxes payable	193,572	99,372
Other accrued liabilities	13,491	5,870
Other non-current liabilities	43,187	55,230

Net cash provided by (used in) operating activities	368,381	(60,883)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities and sales of available-for-sale investments	252,865	169,567
Purchases of available-for-sale investments	(14,242)	(507,596)
Proceeds from sales of property and equipment	1,400	959
Purchases of property and equipment	(77,956)	(54,897)
Purchases of businesses and investments, net of cash acquired	(5,127)	—

Net cash provided by (used in) investing activities	156,940	(391,967)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of retirement benefits to former pre-incorporation partners	(4,363)	(2,284)
Proceeds from issuance of common shares	149,067	105,223
Purchases of common shares	(1,153,262)	(39,129)
Proceeds from issuance of long-term debt	7,617	499
Repayments of long-term debt	(16,989)	(1,197)
Proceeds from issuance of short-term bank borrowings	5,889	17,217
Repayments of short-term bank borrowings	(16,220)	(11,427)
Cash dividends paid	(267,973)	—
Excess tax benefits from share-based payment arrangements	18,094	—

Net cash (used in) provided by financing activities	(1,278,140)	68,902

Effect of exchange rate changes on cash and cash equivalents	(45,174)	104,512

NET DECREASE IN CASH AND CASH EQUIVALENTS	(797,993)	(279,436)
CASH AND CASH EQUIVALENTS, beginning of period	2,483,990	2,552,958

CASH AND CASH EQUIVALENTS, end of period	$1,685,997	$2,273,522

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim Consolidated Financial Statements of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together, “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2005. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2006. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
2. EARNINGS PER SHARE
     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
Basic Earnings per Share	November 30,
	2005	2004
Net income available for Class A common shareholders	$214,940	$196,273
Basic weighted average Class A common shares	586,267,569	590,029,649

Basic earnings per share	$0.37	$0.33

	Three Months Ended
Diluted Earnings per Share	November 30,
	2005	2004
Net income available for Class A common shareholders	$214,940	$196,273
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.(1)	110,136	121,681

Net income for per share calculation	$325,076	$317,954

Basic weighted average Class A common shares	586,267,569	590,029,649
Class A common shares issuable upon redemption of minority interest(1)	300,411,591	365,733,081
Diluted effect of employee compensation related to Class A common shares	26,927,980	24,726,127
Diluted effect of employee share purchase plan related to Class A common shares	33,149	135,083

Weighted average Class A common shares	913,640,289	980,623,940

Diluted earnings per share	$0.36	$0.32

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture Ltd Class A common shares, on a one-for-one basis. The income effect does not take into account “Minority interest – other,” since those shares are not redeemable or exchangeable for Accenture Ltd Class A common shares.
3. STOCK-BASED COMPENSATION
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On September 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon the adoption of SFAS No. 123R, the Company recognized an immaterial one-time gain based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred.
     Prior to the adoption of SFAS No. 123R, Accenture followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share purchase rights. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee share incentive plan and through its employee share purchase plan; however, compensation expense was recognized in connection with the issuance of restricted share units granted under the Company’s share incentive plan. The adoption of SFAS No. 123R primarily resulted in a change in Accenture’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in Accenture recording compensation expense for employee stock options and employee share purchase rights. The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under ABP No. 25:

	For the Three Months Ended
	November 30, 2005
		Under
	As Reported	APB No. 25
Income before income taxes	$523,715	$554,362
Income before minority interest	327,846	348,716
Net income	214,940	228,740
Cash flows from operating activities	368,381	386,475
Cash flows from financing activities	(1,278,140)	(1,296,234)

Basic earnings per share	$0.37	$0.39
Diluted earnings per share	$0.36	$0.38
     Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the Company’s share incentive plan and for employee share purchase rights under its share purchase plan been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using the accelerated expense attribution method, the Company’s Net income and Earnings Per Share for the three months ended November 30, 2004 would have been reduced to the pro forma amounts indicated below:

November 30,
2004
Net income as reported	$196,273
Add: Stock-based compensation expense already included in net income as reported, net of tax and minority interest	10,385
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(24,010)

Subtotal	(13,625)

Pro forma net income	$182,648

Basic earnings per Class A common share:
As reported	$0.33
Pro forma	$0.31
Diluted earnings per Class A common share:
As reported	$0.32
Pro forma	$0.30

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
Share Incentive Plan
     The Accenture Ltd 2001 Share Incentive Plan (the “SIP”), administered by the Compensation Committee of the Board of Directors of Accenture Ltd, permits the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 375,000,000 Accenture Ltd Class A common shares are currently authorized for awards under the SIP. At November 30, 2005, 168,552,384 shares were available for future grants under the SIP. Accenture Ltd Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.
     The Company issues new shares and shares from treasury for shares delivered under the SIP. The parameters of Accenture’s share purchase and redemption activities are not established solely with reference to the dilutive impact of deliveries made under the SIP. However, the Company expects that, over time, share purchases will offset the dilutive impact of deliveries to be made under the SIP.
     A summary of information with respect to share-based compensation is as follows:

	For the Three Months
	Ended November 30,
	2005	2004
Total share-based compensation expense included in Net income	$50,832	$18,072
Income tax benefit related to share-based compensation included in Net income	$16,283	$1,725

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     Stock Options
     Stock options have been granted to senior executives and employees under the SIP. Options generally have an exercise price that is at least equal to the fair value of the Class A common shares on the date the option is granted. Options granted under the SIP are subject to cliff or graded vesting, generally ranging from three to ten years, and generally have a contractual term of ten years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Stock option activity was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Number of Options	Price	(in years)	Value
Options outstanding at August 31, 2005	73,848,900	$18.27
Granted	331,121	25.65
Exercised	(4,743,925)	15.22
Expired or Cancelled	(168,881)	20.60
Forfeited	(381,666)	22.49

Options outstanding at November 30, 2005	68,885,549	18.49	6.9	$681,607

Options exercisable at November 30, 2005	47,550,486	$16.48	6.2	$565,756

     Other information pertaining to options was as follows:

	For the Three Months Ended
	November 30,
	2005	2004
Weighted average grant-date fair value of stock options granted	$10.76	$11.21
Total fair value of stock options vested	$378,112	$269,380
Total intrinsic value of stock options exercised	$52,723	$23,327
     For the three months ended November 30, 2005, cash received from the exercise of stock options was $72,199 and the income tax benefit realized from exercise of stock options was $15,675. As of November 30, 2005, there was $105,720 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended November 30,
	2005(1)	2004
		Senior	Other
	Senior Executives	Executives	Employees
Expected life (in years)	7.3	6.0	5.0
Risk-free interest rate	4.04%	4.02%	3.52%
Expected volatility	37%	41%	41%
Expected dividend yield	1%	0%	0%

(1)	No stock options were granted to “Other Employees” during the three months ended November 30, 2005.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     For the three months ended November 30, 2005, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For the three months ended November 30, 2004, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. Expected volatility is based on historical volatility levels of the Company’s Class A common shares. The risk free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
     Restricted Share Units
     Under the SIP, participants may be granted restricted share units, representing an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan are subject to cliff or graded vesting, generally ranging from three to ten years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity was as follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair
	Share Units	Value
Nonvested balance at August 31, 2005	18,122,113	$26.65
Granted	14,969,592	24.95
Vested	(724,481)	22.34
Forfeited	(280,667)	20.27

Nonvested balance at November 30, 2005	32,086,557	$23.25

     As of November 30, 2005, there was $467,426 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years. As of November 30, 2005, there were 14,331,316 restricted share units vested, but not yet delivered as Accenture Ltd Class A common shares.
Employee Share Purchase Plan
     The Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP”) is a nonqualified plan that allows eligible employee participants to purchase Accenture Ltd Class A common shares at a discount through payroll deductions. Under this plan, substantially all employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to a per participant maximum of $15 per calendar year) to purchase Accenture Ltd Class A common shares. The purchase price of the Accenture Ltd Class A common shares is 85% of the end of each offering period market price. A maximum of 75,000,000 Accenture Ltd Class A common shares are currently authorized for issuance under the ESPP and at November 30, 2005 there were 35,332,886 shares reserved for future issuance under the ESPP.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
4. RESTRUCTURING AND REORGANIZATION (BENEFITS) COSTS
Restructuring
     In fiscal 2002, Accenture recognized restructuring costs of $110,524 related to a global consolidation of office space, consisting of $67,112 to consolidate various locations and $43,412 to abandon the related fixed assets. In fiscal 2004, Accenture recognized restructuring costs of $107,256, primarily in the United States and the United Kingdom, consisting of $89,331 to consolidate various locations and $17,925 to abandon the related fixed assets. The fiscal 2004 restructuring costs were allocated to the reportable operating segments as follows: $26,952 to Communications & High Tech; $23,579 to Financial Services; $15,774 to Government; $23,491 to Products; and $17,460 to Resources.
     The Company’s restructuring activity was as follows:

	Three Months Ended
	November 30,
	2005	2004
Restructuring liability balance, beginning of period	$69,919	$102,761
Payments made	(6,012)	(5,882)
Other(1)	446	3,190

Restructuring liability, end of period	$64,353	$100,069

(1)	Other represents foreign currency translation, imputed interest and immaterial changes in lease estimates.
     The restructuring liabilities at November 30, 2005 were $64,353, of which $16,000 was included in Other accrued liabilities and $48,353 was included in Other non-current liabilities. The recorded liabilities represent the net present value of the estimated remaining obligations related to existing operating leases. Other than immaterial changes in lease estimates, there have been no adjustments to the original liabilities recorded, and Accenture does not expect to make future material adjustments.
Reorganization
     In fiscal 2001, Accenture accrued reorganization liabilities in connection with its transition to a corporate structure. These liabilities included certain non-income tax liabilities, such as stamp taxes, as well as liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to Accenture as part of the reorganization. These reorganization liabilities bear interest at regulatory rates applicable in the jurisdictions in which the Company expects to pay the taxes. Interest accruals are made based on these regulatory rates and represent the amount of interest necessary to settle these liabilities.
     The Company’s reorganization activity was as follows:

	Three Months Ended
	November 30,
	2005	2004
Reorganization liability balance, beginning of period	$381,440	$454,042
Final determinations(1)	(1,098)	—
Changes in estimates	—	—

Benefit recorded	(1,098)	—
Interest expense accrued	6,482	7,008
Payments	—	—

Expense, net of benefits, accrued interest and payments	5,384	7,008
Foreign currency translation	(8,706)	41,428

Reorganization liability, end of period	$378,118	$502,478

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     At November 30, 2005, reorganization liabilities of $34,784 were included in Other accrued liabilities because expirations of statutes of limitations could occur within 12 months, and reorganization liabilities of $343,334 were included in Other non-current liabilities. The Company anticipates that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statute of limitation will expire in a number of tax jurisdictions by that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or expense in the Consolidated Income Statement.
5. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of Accumulated other comprehensive loss were as follows:

	November 30,	August 31,
	2005	2005
Foreign currency translation adjustments	$(65,028)	$(43,036)
Unrealized losses on marketable securities, net of reclassification adjustments	(3,823)	(2,219)
Minimum pension liability adjustments, net of tax	(187,229)	(187,229)

Accumulated other comprehensive loss	$(256,080)	$(232,484)

     Comprehensive income was $191,344 and $239,389 for the three months ended November 30, 2005 and 2004, respectively.
6. GOODWILL
     The changes in the carrying amount of goodwill by reportable operating segment were as follows:

			Foreign currency
	Balance at	Additions/	translation	Balance at
	August 31, 2005	Adjustments	adjustments	November 30, 2005
Communications & High Tech	$73,086	$181	$(2,781)	$70,486
Financial Services	51,569	147	(905)	50,811
Government	24,933	103	(383)	24,653
Products	196,937	2,771	(1,253)	198,455
Resources	31,963	112	(586)	31,489

Total	$378,488	$3,314	$(5,908)	$375,894

7. PROFIT SHARING AND RETIREMENT PLANS
     In the United States and certain other countries, Accenture maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned Accenture employees. The components of net periodic pension and postretirement expense were as follows:

	Pension Benefits
	Three Months Ended November 30,
	2005		2004
Components of pension expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$16,103	$12,832	$14,000	$11,113
Interest cost	12,481	5,287	8,796	4,219
Expected return on plan assets	(13,080)	(4,865)	(10,723)	(3,283)
Amortization of transitional obligation	—	—	—	131
Amortization of loss (gain)	7,785	466	3,360	(259)
Amortization of prior service cost	287	385	323	284
Special termination benefits charge	—	—	—	886

Total	$23,576	$14,105	$15,756	$13,091

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Postretirement Benefits
	Three Months Ended November 30,
	2005		2004
Components of postretirement expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2,524	$518	$1,772	$450
Interest cost	1,538	435	1,384	475
Expected return on plan assets	(355)	—	(334)	—
Amortization of transitional obligation	20	—	20	—
Amortization of loss	630	55	373	22
Amortization of prior service cost	(200)	(72)	(200)	—

Total	$4,157	$936	$3,015	$947

8. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividend
     On November 15, 2005, a cash dividend of $0.30 per share was paid on Accenture Ltd’s Class A common shares to shareholders of record at the close of business on October 17, 2005, resulting in a cash outlay of $171,696. On November 15, 2005, a cash dividend of $0.30 per share also was paid on Accenture SCA’s Class I common shares and Accenture Canada Holdings Inc. exchangeable shares to shareholders of record at the close of business on October 12, 2005 and October 17, 2005, respectively, resulting in cash outlays of $94,972 and $1,305, respectively. The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units. Share amounts have been restated for all periods presented to reflect this issuance.
Share Purchase Activity
     Since April 2002, the Board of Directors of Accenture Ltd has authorized funding for its publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for redemptions and purchases of the shares of Accenture Ltd and its subsidiaries held by certain current and former employees and their permitted transferees. The following table summarizes the Company’s share purchase activity from these authorizations during the three months ended November 30, 2005:

	Open-Market Share
	Purchase Program		Other Share Purchase Programs
	Shares	Amount	Shares	Amount	Total
Available Authorization at August 31, 2005		$581,108		$1,121,113	$1,702,221
Purchases and redemptions(1)(2)(3)	—	—	15,991,415	(370,229)	(370,229)
Additional Authorizations		—		—	—

Available Authorization at November 30, 2005		$581,108		$750,884	$1,331,992

(1)	Includes 5,386,063 Accenture SCA Class I common shares redeemed or purchased for a total cash outlay of $141,564 and 27,371 Accenture Canada Holdings Inc. exchangeable shares purchased for a total cash outlay of $720.

(2)	Includes 10,465,117 Accenture Ltd Class A common shares purchased for an aggregate purchase price of $225,000.

(3)	Includes 112,864 shares purchased through the RSU Sell-Back Program whereby Accenture offers to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with its initial public offering for a total cash outlay of $2,945.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     In addition, during the three months ended November 30, 2005, Accenture purchased Accenture Ltd Class A common shares and Accenture SCA Class I common shares in the following share transactions:
•	On September 14, 2005, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase on October 14, 2005 of an aggregate of 35,922,744 Accenture SCA Class I common shares at a price of $21.50 per share. The total cash outlay for this transaction was $774,519 and was separately authorized by the Board of Directors of Accenture Ltd.

•	As authorized under the Company’s various employee equity share plans, Accenture acquired 331,071 Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.
9. COMMITMENTS AND CONTINGENCIES
Guarantees
     As a result of its increase in ownership of Accenture HR Services from 50 percent to 100 percent in February 2002, Accenture may be required to make up to $177,500 of additional purchase price payments through September 30, 2008, conditional on Accenture HR Services achieving certain levels of qualifying revenues. The remaining potential liability at November 30, 2005 was $159,191.
     Accenture has various agreements in which it may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by Accenture under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by Accenture and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2005, management was not aware of any obligations arising under indemnification agreements that would require material payments.
     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture’s obligations for the performance of others is not expressly specified. Accenture estimates that as of November 30, 2005, it had assumed an aggregate potential liability of approximately $1,219,977 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $122,552 if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph.
Legal Contingencies
     At November 30, 2005, Accenture or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, the management of Accenture believes they will not ultimately have a material effect on the results of operations, financial position or cash flows of Accenture.

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
     Accenture’s chief operating decision maker is its Chief Executive Officer. The Company’s operating segments are managed separately because each operating segment represents a strategic business unit providing management consulting, technology and outsourcing services that serves clients in different industries.
     Accenture’s reportable operating segments are its five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Revenues before reimbursements and operating income by reportable operating segment were as follows:

	Three Months Ended November 30,
	2005		2004
	Revenues before	Operating	Revenues before	Operating
	Reimbursements	Income	Reimbursements	Income
Communications & High Tech	$1,047,541	$172,306	$972,931	$149,329
Financial Services	854,872	81,603	806,693	95,426
Government	598,119	61,622	523,803	46,267
Products	1,017,035	117,733	862,198	85,868
Resources	650,286	79,292	564,392	81,260
Other	1,622	—	338	—

Total	$4,169,475	$512,556	$3,730,355	$458,150

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2005, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2005.
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
Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in currency exchange rates, and the following factors:
•	Our results of operations are materially affected by economic and political conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our contracts with clients may not be profitable or may be terminated by our clients on short notice.

•	As our work with government clients increases, so does our exposure to various risks inherent in the government contracting process.

•	Our global operations involve many complex risks, some of which may be beyond our control.

•	The consulting, technology and outsourcing markets are highly competitive and the pace of consolidation, as well as vertical integration, among our competitors continues to increase. As a result, we may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•	We continue to achieve greater percentages of revenues and growth through outsourcing. This continued outsourcing growth could result in higher concentrations of revenues and contributions to income from a smaller number of our larger clients on customized outsourcing solutions or, in the case of our more-standardized business process outsourcing services, from larger numbers of clients for whom we provide these more-standardized services. As our outsourcing business continues to grow, we may continue to experience increased pressure on our overall margins, particularly during the early stages of new outsourcing contracts.

•	On certain complex contracts where we partner with third parties, our ability to perform may be adversely affected if these third parties cannot deliver their contributions in a timely manner. Clients are increasingly demanding that we guarantee the performance of these third parties, whom we do not control.

•	We may be exposed to potential risks if we are unable to maintain effective internal controls.

•	Tax legislation, future legislation and negative publicity related to Bermuda companies may lead to an increase in our tax burden or affect our relationships with our clients.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	If our alliances do not succeed, we may not be successful in implementing our growth strategy.

•	The share price of Accenture Ltd Class A common shares may be adversely affected from time to time by sales, or the anticipation of future sales, of Class A common shares held by our employees and former employees.

•	We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute shareholders’ ownership in us.

•	We are registered in Bermuda and a significant portion of our assets is located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the Federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.
For a more detailed discussion of these factors, see the information under the heading “Business—Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2005. We undertake no obligation to update or revise any forward-looking statements.
Overview
     Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.
     Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. The strengthening economic recovery continues to stimulate the technology spending of many companies. We are continuing to see an increase in the number of opportunities from companies seeking revenue-generating and cost-cutting initiatives. We continue to expect that revenue growth rates across our segments may continue to vary from quarter to quarter during fiscal 2006 as the economic recovery continues at different rates in different industrial and geographic markets.
     Revenues before reimbursements for the three months ended November 30, 2005 were $4.17 billion, compared with $3.73 billion for the three months ended November 30, 2004, an increase of 12% in both U.S. dollars and local currency.
     Outsourcing revenues before reimbursements for the three months ended November 30, 2005 were $1.59 billion, compared with $1.35 billion for the three months ended November 30, 2004, an increase of 18% in both U.S. dollars and local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. The average size of most new outsourcing opportunities we saw in fiscal 2005 was smaller than those contracts we executed in fiscal 2004. Consequently, in the near-term, some of our operating groups may experience relatively lower rates of revenue growth in fiscal 2006 compared to corresponding periods in fiscal 2005. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.
     Consulting revenues before reimbursements for the three months ended November 30, 2005 were $2.58 billion, compared with $2.38 billion for the three months ended November 30, 2004, an increase of 8% in U.S. dollars and 9% in local currency.
     As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During fiscal 2005, the strengthening of various currencies versus the U.S. dollar resulted in favorable currency translation and increased our reported revenues, operating expenses and operating income. In the first quarter of fiscal 2006, the U.S. dollar continued to strengthen against other currencies, resulting in less-favorable currency translation and lower reported U.S. dollar revenues, operating expenses and operating income. If the U.S. dollar retains its strength in fiscal 2006, our U.S. dollar revenue growth may be lower than our growth in local currency terms.
     The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services; the utilization of our client-service workforces; and the level of non-payroll costs associated with the continuing accelerated growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business. Operating expenses also include reorganization benefits and costs, which may vary substantially from year to year.
     Effective September 1, 2005, we adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), resulting in a change in our method of recognizing stock-based compensation expense. Specifically, we now record compensation expense for employee stock options and for our employee share purchase plan. Had we expensed employee stock options and employee share purchase rights for the three months ended November 30, 2004, we estimate that stock-based compensation expense would have increased by $32 million. We expect to increase the use of restricted share units and reduce the use of stock options in our employee incentive awards for fiscal 2006, resulting in total stock-based compensation expense that is comparable to fiscal 2005 pro forma expense. For additional information, see Footnote 3 (Stock-Based Compensation) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”
     Gross margin (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements for the three months ended November 30, 2005 was 31.7%, compared with 32.6% for the three months ended November 30, 2004. The decrease in gross margin was due primarily to higher stock-based compensation expense as a result of adoption of SFAS No. 123R.
     Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
     Attrition in the first quarter of fiscal 2006 was 19%, comparable to the rates we experienced in the third and fourth quarters of fiscal 2005. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our network of delivery centers and other capabilities around the world. Our margins and ability to grow our business could be adversely affected if we do not effectively utilize and assimilate substantial numbers of new employees into our workforces.
     Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 19% for the three months ended November 30, 2005, compared with 20% for the three months ended November 30, 2004. General and administrative costs remained flat for three months ended November 30, 2005, compared with the three months ended November 30, 2004 and therefore decreased as a percentage of revenues before reimbursements.

     Operating income as a percentage of revenues before reimbursements remained flat at 12.3% for the three months ended November 30, 2005 compared with the three months ended November 30, 2004. Had we expensed employee stock options and employee share purchase rights for the three months ended November 30, 2004, we estimate that operating income as a percentage of revenues before reimbursements for the three months ended November 30, 2004 would have been 11.4%. The increase in operating income as a percentage of revenues before reimbursements was primarily due to maintaining general and administrative costs for the first quarter of fiscal 2006 at a level comparable to the first quarter of 2005.
Bookings and Backlog
     New contract bookings for the three months ended November 30, 2005 were $5,541 million, an increase of $1,511 million, or 38%, over the three months ended November 30, 2004, with consulting bookings increasing 41%, to $2,776 million, and outsourcing bookings increasing 34%, to $2,765 million. The increase in new contract bookings is attributable to strong, balanced growth in contract signings in all geographic areas and all types of work.
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
Critical Accounting Policies and Estimates
     For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended August 31, 2005.
Revenues by Segment/Operating Group
     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes revenues before reimbursements are a better indicator of operating group performance than revenues. From time to time, our operating groups work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating groups affect revenues and operating expenses within our operating groups to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating segments, due in part to the needs of our operating groups to tailor their workforces to meet the specific needs of their businesses. The shift in mix toward outsourcing contracts is not uniform among our operating groups and, consequently, neither is the impact on operating group results caused by this shift. Local currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.

     Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of Total Revenues
				Percent	Before Reimbursements for
	Three Months Ended		Percent	Increase	the Three Months Ended
	November 30,		Increase	Local	November 30,
	2005	2004	US$	Currency	2005	2004
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,047	$973	8%	8%	25%	26%
Financial Services	855	807	6	7	21	22
Government	598	524	14	15	14	14
Products	1,017	862	18	19	24	23
Resources	650	564	15	14	16	15
Other	2	—	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	4,169	3,730	12	12	100%	100%

Reimbursements	374	341	10

TOTAL REVENUES	$4,543	$4,071	12%

GEOGRAPHY
Americas	$1,855	$1,554	19%	18%	45%	42%
EMEA(1)	2,011	1,909	5	7	48	51
Asia Pacific	303	267	14	13	7	7

TOTAL Revenues Before Reimbursements	4,169	3,730	12	12	100%	100%

Reimbursements	374	341	10

TOTAL REVENUES	$4,543	$4,071	12%

TYPE OF WORK
Consulting	$2,576	$2,385	8%	9%	62%	64%
Outsourcing	1,593	1,345	18	18	38	36

TOTAL Revenues Before Reimbursements	4,169	3,730	12	12	100%	100%

Reimbursements	374	341	10

TOTAL REVENUES	$4,543	$4,071	12%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.
Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004
Revenues
     Our Communications & High Tech operating group achieved revenues before reimbursements of $1,047 million for the three months ended November 30, 2005, compared with $973 million for the three months ended November 30, 2004, an increase of 8% in both U.S. dollars and in local currency terms, with both consulting and outsourcing contributing equally to the growth in revenues. This increase was primarily driven by growth in our Electronics & High Tech industry group and in our Americas and EMEA regions.
     Our Financial Services operating group achieved revenues before reimbursements of $855 million for the three months ended November 30, 2005, compared with $807 million for the three months ended November 30, 2004, an increase of 6% in U.S. dollars and 7% in local currency terms. This increase was primarily due to consulting revenue growth in our Insurance industry group.
     Our Government operating group achieved revenues before reimbursements of $598 million for the three months ended November 30, 2005, compared with $524 million for the three months ended November 30, 2004, an increase of 14% in U.S. dollars and 15% in local currency terms. Strong growth in outsourcing revenues, primarily in our Americas and Asia Pacific regions, was partially offset by a decrease in consulting revenues in our EMEA region.

     Our Products operating group achieved revenues before reimbursements of $1,017 million for the three months ended November 30, 2005, compared with $862 million for the three months ended November 30, 2004, an increase of 18% in U.S. dollars and 19% in local currency terms, with both consulting and outsourcing contributing equally to the growth in revenues. This increase was primarily due to strong growth in our Americas region, principally in our Health & Life Sciences and Retail industry groups.
     Our Resources operating group achieved revenues before reimbursements of $650 million for the three months ended November 30, 2005, compared with $564 million for the three months ended November 30, 2004, an increase of 15% in U.S. dollars and 14% in local currency terms, with both consulting and outsourcing contributing equally to the growth in revenues. We experienced strong growth in our Chemicals, Energy and Natural Resources industry groups, which more than offset a slight decline in our Utilities industry group.
     Our Americas region achieved revenues before reimbursements for the three months ended November 30, 2005 of $1,855 million, compared with $1,554 million for the three months ended November 30, 2004, an increase of 19% in U.S. dollars and 18% in local currency terms. Growth was primarily due to our business in the United States.
     Our EMEA region achieved revenues before reimbursements for the three months ended November 30, 2005 of $2,011 million, compared with $1,909 million for the three months ended November 30, 2004, an increase of 5% in U.S. dollars and 7% in local currency terms. Contributing to this growth was our business in France, Germany, Italy and Spain, partially offset by a decrease in the United Kingdom.
     Our Asia Pacific region achieved revenues before reimbursements for the three months ended November 30, 2005 of $303 million, compared with $267 million for the three months ended November 30, 2004, an increase of 14% in U.S. dollars and 13% in local currency terms. Growth was primarily due to our business in Australia.
Operating Expenses
     Operating expenses for the three months ended November 30, 2005 were $4,030 million, an increase of $417 million, or 12%, over the three months ended November 30, 2004. Operating expenses before reimbursements as a percentage of revenues before reimbursements remained flat at 88% for the three months ended November 30, 2005 compared to the three months ended November 30, 2004. Operating expenses for the three months ended November 30, 2005 included stock-based compensation expense of $51 million, or 1.2% of revenues before reimbursements, compared with stock-based compensation expense of $18 million, or 0.5% of revenues before reimbursements, for the three months ended November 30, 2004. Had we expensed employee stock options and employee share purchase rights for the three months ended November 30, 2004, we estimate that operating expenses would have included $50 million in total stock-based compensation expense, or 1.3% of revenues before reimbursements.
     Cost of Services
     Cost of services for the three months ended November 30, 2005 was $3,223 million, an increase of $366 million, or 13%, over the three months ended November 30, 2004, and increased as a percentage of revenues to 71% from 70% during this period. Cost of services before reimbursable expenses for the three months ended November 30, 2005 was $2,849 million, an increase of $334 million, or 13%, over the three months ended November 30, 2004 and increased as a percentage of revenues before reimbursements to 68.3% from 67.4% during this period. Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements decreased to 31.7% from 32.6% during this period.
     The increase in cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to higher stock-based compensation expense as a result of adoption of SFAS No. 123R.
     Sales and Marketing
     Sales and marketing expense for the three months ended November 30, 2005 was $409 million, an increase of $50 million, or 14%, over the three months ended November 30, 2004, and remained flat as a percentage of revenues before reimbursements at 10% for the three months ended November 30, 2005 compared to the three months ended November 30, 2004.

     General and Administrative Costs
     General and administrative costs for the three months ended November 30, 2005 were $394 million, an increase of $3 million, or 1%, over the three months ended November 30, 2004, and decreased as a percentage of revenues before reimbursements to 9% from 10% during this period.
     Reorganization Costs
     We recorded reorganization costs of $5 million during the three months ended November 30, 2005, compared to $7 million for the three months ended November 30, 2004. The costs represent interest expense associated with carrying the reorganization liabilities.
Operating Income
     Operating income for the three months ended November 30, 2005 was $513 million, an increase of $54 million, or 12%, over the three months ended November 30, 2004, and remained flat as a percentage of revenues before reimbursements at 12.3% during this period. Had we expensed employee stock options and employee share purchase rights for the three months ended November 30, 2004, we estimate that operating income as a percentage of revenues before reimbursements for the three months ended November 30, 2004 would have been 11.4%. Operating income for each of the operating groups was as follows:

	Three Months Ended November 30,
					Increase (Decrease)
			Increase	Adjustments	Including
	2005	2004	(Decrease)	(1)(2)	Adjustments(2)
			(in millions)
Communications & High Tech	$172	$149	$23	$(7)	$30
Financial Services	82	96	(14)	(7)	(6)
Government	62	46	16	(4)	20
Products	118	86	32	(7)	39
Resources	79	81	(2)	(5)	3

Total	$513	$458	$55	$(32)	$86

(1)	Adjustments represent the estimated amounts that would have been incurred had we expensed employee stock options and employee share purchase rights for the three months ended November 30, 2004.

(2)	May not total due to rounding.
     The following commentary includes the effect on operating income had we expensed employee stock options and employee share purchase rights for the three months ended November 30, 2004:
•	Communications & High Tech operating income increased primarily due to strong revenue growth, as well as improvement in gross margins, particularly in consulting.

•	Financial Services operating income decreased due to delivery inefficiencies on a small number of contracts, as well as a temporary decline in staff utilization and higher combined sales and marketing and general and administrative costs.

•	Government operating income increased, driven by strong growth in outsourcing revenues and increased profitability on existing outsourcing contracts.

•	Products operating income increased primarily due to strong revenue growth, increased profitability on existing outsourcing contracts and improvements in consulting margins.

•	Resources operating income increased due to strong revenue growth, partially offset by increased costs including annual, planned increases in payroll costs and a temporary decline in staff utilization.

Interest Income
     Interest income for the three months ended November 30, 2005 was $30 million, an increase of $10 million, or 51%, over the three months ended November 30, 2004. The increase resulted from an increase in the average interest rate for the three months ended November 30, 2005, compared with the average rate for the three months ended November 30, 2004.
Other Expense
     Other expense for the three months ended November 30, 2005 was $16 million, compared with $2 million for the three months ended November 30, 2004. The increase in Other expense was primarily due to an increase in net foreign currency exchange losses in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005.
Provision for Income Taxes
     The effective tax rates for the three months ended November 30, 2005 and 2004 were 37.4% and 34.0%, respectively. We expect the fiscal 2006 annual effective tax rate to be 37.4%. The fiscal 2005 annual effective tax rate was 31.6%. The projected fiscal 2006 annual effective rate is higher than the fiscal 2005 annual effective tax rate primarily due to nonrecurring benefits recorded in fiscal 2005 related to final determinations of prior year tax liabilities, which reduced the fiscal 2005 annual rate by 6.4 percentage points. The projected fiscal 2006 effective tax rate includes a benefit of 3 percentage points related to updated estimates regarding the probable future benefit of certain deferred tax assets.
Minority Interest
     Minority interest for the three months ended November 30, 2005 was $113 million, a decrease of $10 million, or 8%, over the three months ended November 30, 2004. The decrease was primarily due to a reduction in the minority’s average ownership interest to 34% at November 30, 2005 from 38% at November 30, 2004.
Earnings Per Share
     Diluted earnings per share were $0.36 for the three months ended November 30, 2005, compared with $0.32 for the three months ended November 30, 2004. For the three months ended November 30, 2004, had we expensed employee stock options and employee share purchase rights, our November 30, 2004 reported earnings per share would have been $0.30. For information regarding our earnings per share calculation, see Footnote 2 (Earnings Per Share) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operations, debt capacity available under various credit facilities and available cash reserves. We may also be able to raise additional funds through public or private debt or equity financings in order to:
•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions;

•	respond to competitive pressures; or

•	facilitate purchases, redemptions and exchanges of Accenture shares.
     At November 30, 2005, cash and cash equivalents of $1,686 million combined with $462 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $2,148 million, compared with $3,185 million at August 31, 2005, a decrease of $1,037 million.

     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Three Months Ended November 30,
	2005	2004	Change
		(in millions)
Net cash provided by (used in):
Operating activities	$368	$(61)	$429
Investing activities	157	(392)	549
Financing activities	(1,278)	69	(1,347)
Effect of exchange rate changes on cash and cash equivalents	(45)	105	(150)

Net decrease in cash and cash equivalents	$(798)	$(279)	$(519)

     Operating Activities. The $429 million increase in cash provided was primarily due to lower increases in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues), an increase in taxes payable and lower variable compensation payments in the first quarter of fiscal 2006 compared to the same period in fiscal 2005, partially offset by a decrease in accounts payable.
     Investing Activities. The $549 million increase in cash provided was primarily due to net proceeds from marketable securities in the first quarter of fiscal 2006 compared with net purchases of marketable securities in the first quarter of fiscal 2005.
     Financing Activities. The $1,347 million increase in cash used was primarily driven by a significant increase in purchases of common shares and the payment of $268 million in cash dividends. For additional information, see Footnote 8 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”
Borrowing Facilities
     At November 30, 2005, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

Facility
Amount
(in millions)
Syndicated loan facility	$1,500
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	250
Local guaranteed and non-guaranteed lines of credit	117

Total	$1,867

     At November 30, 2005, we had $3 million and $167 million of short-term borrowings and letters of credit outstanding, respectively, and we continue to be in compliance with the terms of the above facilities.
     In addition to the short-term borrowings noted above, we had total outstanding debt of $50 million at November 30, 2005, which was primarily incurred in conjunction with our ownership of Accenture HR Services.

Client Financing
     In limited circumstances, we agree to extend financing to clients on technology integration consulting contracts. The terms vary by contract, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. Imputed interest is recorded at market rates in Interest income in the Consolidated Income Statement. Information pertaining to client financing is as follows:

	November 30,	August 31,
	2005	2005
	(in millions, except number of clients)
Number of clients	26	29
Client financing included in Current unbilled services	$224	$262
Client financing included in Non-current unbilled services	485	472

Total client financing	$709	$734

Share Purchases and Redemptions
     Set forth below is a summary of significant share purchase and redemption activity and developments during the first quarter of fiscal 2006. For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2006, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities.”
     Senior Executive Trading Policy and Practices
     In July 2005, we implemented a Senior Executive Trading Policy applicable to our senior executives which provides, among other things, that all Founder Shares still held by our senior executives and available for transfer will also be subject to quarterly trading guidelines. Many of these Founder Shares still held by current and former senior executives additionally remain subject to significant transfer restrictions contained in Accenture Ltd’s bye-laws and Accenture SCA’s Articles of Association (the “Transfer Restrictions”).
     In the first quarter of fiscal 2006, for the first time, our current and former senior executives who hold shares obtained in connection with our transition to a corporate structure in July 2001 (“Founder Shares”) were able to individually control the sale or redemption of their shares. In the first quarter of fiscal 2006, we purchased or redeemed 5,386,063 of Accenture SCA Class I common shares and 27,371 Accenture Canada Holdings Inc. (“ACHI”) exchangeable shares in individual transactions initiated by current and former senior executives for a total cash outlay of $142 million. Holders of Accenture SCA Class I common shares and ACHI exchangeable shares are required to redeem or sell those shares to Accenture. Current and former executives holding Accenture Ltd Class A common shares chose to sell 2,595,935 of their shares into the market over the course of the fiscal quarter in regular, brokered transactions through a company-designated broker.
     To the best of our knowledge, as of November 30, 2005 current and former senior executives directly or indirectly held approximately 387 million Founder Shares (or 46% of the combined issued and outstanding Accenture Ltd Class A common shares, Accenture SCA Class I common shares and ACHI exchangeable shares). Approximately 327 million of these shares remain subject to the Transfer Restrictions. As of November 30, 2005, senior executives with Accenture continue to hold approximately 222 million Founder Shares (or 26% of the combined issued and outstanding Accenture Ltd Class A common shares, Accenture SCA Class I common shares and ACHI exchangeable shares). All of these shares continue to be additionally subject to the Senior Executive Trading Policy.
     Discounted Share Purchases and Redemptions
     On September 14, 2005, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in the purchase and redemption on October 14, 2005 of an aggregate of 35,922,744 Accenture SCA Class I common shares at a price of $21.50 per share. The Board of Directors of Accenture Ltd separately approved up to $800 million in funding for this tender offer.

     On November 15, 2005, a subsidiary of Accenture SCA purchased 10,465,117 Accenture Ltd Class A common shares at a price of $21.50 per share for an aggregate purchase price of $225 million. These transactions consisted of purchases of shares received in connection with Accenture’s transition to a corporate structure and held by certain former senior executives residing outside the United States.
     Open-Market Purchases
     Given our focus in the first quarter of fiscal 2006 on the transition from our Share Management Plan for senior executives, which expired in July 2005, and the implementation of the above-mentioned senior executive trading practices, policy and discounted share purchases and redemptions, we did not conduct open-market purchases of Accenture Ltd Class A common shares during the first quarter of fiscal 2006.
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.
     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to the client. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph. For additional information, see Footnote 9 (Commitments and Contingencies) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the three months ended November 30, 2005, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2005, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of Accenture Ltd’s Annual Report on Form 10-K for the year ended August 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of Accenture Ltd have concluded that, as of the end of such period, Accenture Ltd’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15(d)-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by Accenture Ltd in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There has been no significant change in Accenture Ltd’s internal control over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Accenture Ltd’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; ISSUER PURCHASES OF EQUITY SECURITIES
     The following table provides information relating to the Company’s purchases of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the first quarter of fiscal 2006.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	Publicly Announced
Period	Shares Purchased	Paid per Share	Programs(1)(2)	Plans or Programs
	(in thousands, except share and per share amounts)
September 1, 2005 – September 30, 2005
Class A common shares	158,131	$25.10	—	$706,286
Class X common shares	—	—	—	—
October 1, 2005 – October 31, 2005
Class A common shares	61,000	$25.82	57,522	$704,799
Class X common shares	34,237,205	$0.0000225	—	—
November 1, 2005 – November 30, 2005
Class A common shares	10,689,921	$21.60	55,342	$703,341
Class X common shares	4,931,065	$0.0000225	—	—
Total
Class A common shares(1)(2)(3)(4)	10,909,052	$21.68	112,864
Class X common shares(5)	39,168,270	$0.0000225	—

(1)	Since April 2002, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the first quarter of fiscal 2006, we did not purchase any Accenture Ltd Class A common shares under this program. To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $1.6 billion for use in these open-market share purchases. At November 30, 2005, an aggregate of $581 million remained available for these open-market share purchases. The open-market purchase program does not have an expiration date.

(2)	In July 2002, we publicly announced our RSU Sell-Back Program, whereby we offer to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. The Board of Directors of Accenture Ltd has authorized funds for this purpose, and $181 million was set aside under this program. During the first quarter of fiscal 2006, 112,864 Accenture Ltd Class A common shares were purchased under this program. At November 30, 2005, approximately $122 million remained available for purchases under this program. These purchases are not made on the open market and this program does not have an expiration date.

(3)	On November 15, 2005, a subsidiary of Accenture SCA purchased 10,465,117 Accenture Ltd Class A common shares at a price of $21.50 per share for an aggregate purchase price of $225 million. These transactions consisted of purchases of Accenture shares received in connection with Accenture’s transition to a corporate structure held by certain former senior executives residing outside the United States.

(4)	During the first quarter of fiscal 2006, Accenture purchased 331,071 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under the Company’s various employee equity share plans.

(5)	During the first quarter of fiscal 2006, the Company redeemed 39,168,270 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares
     The following table provides additional information relating to the purchases and redemptions by Accenture of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the first quarter of fiscal 2006. The Company’s management believes the following table and footnotes provide useful information regarding the share purchase and redemption activity of the Company and its subsidiaries on a consolidated basis. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing earnings per share.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	Publicly Announced
Period	Shares Purchased(1)	Paid per Share	Programs	Plans or Programs
		(in thousands, except share and per share amounts)
Accenture SCA
September 1, 2005 – September 30, 2005
Class I common shares	—	—	—	—
October 1, 2005 – October 31, 2005
Class I common shares	37,962,932	$21.80	—	—
November 1, 2005 – November 30, 2005
Class I common shares	3,345,875	$26.40	—	—
Total
Class I common shares(2)(3)	41,308,807	$22.18	—	—

Accenture Canada Holdings Inc.
September 1, 2005 – September 30, 2005
Exchangeable shares	—	—	—	—
October 1, 2005 – October 31, 2005
Exchangeable shares	—	—	—	—
November 1, 2005 – November 30, 2005
Exchangeable shares	27,371	$26.32	—	—
Total
Exchangeable shares(3)	27,371	$26.32	—	—

(1)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $3.2 billion for purchases and redemptions of shares from our current and former senior executives and their permitted transferees under our Senior Executive Trading policy and our prior Share Management Program. At November 30, 2005, an aggregate of $629 million remained available for these purchases and redemptions. These amounts do not include an additional $800 million specifically authorized to effect the October 14, 2005 issuer tender offer described in footnote 2 below.

(2)	On September 14, 2005, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase on October 14, 2005 of an aggregate of 35,922,744 Accenture SCA Class I common shares at a price of $21.50 per share. The Board of Directors of Accenture Ltd approved up to $800 million in funding for this tender offer. This transaction was unrelated to our publicly announced share plans or programs.

(3)	During the first quarter of fiscal 2006, Accenture redeemed and purchased, in accordance with Accenture SCA’s Articles of Association, a total of 5,386,063 Accenture SCA Class I common shares and 27,371 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees.
Purchases and redemptions of Accenture SCA Class II and Class III common shares
     On June 28, 2005, the shareholders of Accenture SCA approved certain amendments to the rights of the Class II common shares and the creation of a new class of common shares having a par value of €1.25 per share known as “Class III common shares.” These amendments also provide that all Class I common shares (and all various lettered, sub-series of that class) to be held solely by the general partner of the Company, Accenture Ltd, and its subsidiaries will be reclassified into Class III common shares.
     Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. These inter-company transactions do not reduce shares outstanding for purposes of computing earnings per share reflected in the Company’s Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
ITEM 6. EXHIBITS
Exhibit Index:

Exhibit
Number	Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 6, 2006	ACCENTURE LTD
	By:	/s/ Michael G. McGrath
	Name:	Michael G. McGrath
	Title:	Chief Financial Officer