Form 10-Q
period 2006-02-28
ACCENTURE LTD
filed 2006-03-31
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the Registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of March 24, 2006 was 575,917,315 (which number does not include 36,661,373 issued shares held by subsidiaries of the Registrant). The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of March 24, 2006 was 267,742,030.

ACCENTURE LTD

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS
February 28, 2006 and August 31, 2005
(In thousands of U.S. dollars, except share and per share amounts)

	February 28,	August 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,034,034	$2,483,990
Short-term investments	312,760	463,460
Receivables from clients, net of allowances of $47,314 and $40,821	1,957,297	1,752,937
Unbilled services, net of contract loss provision of $90,000 and $0	1,240,684	1,353,676
Deferred income taxes, net	101,591	121,386
Other current assets	501,630	509,818

Total current assets	6,147,996	6,685,267

NON-CURRENT ASSETS:
Unbilled services, net of contract loss provision of $352,000 and $0	144,086	472,430
Investments	193,037	262,873
Property and equipment, net of accumulated depreciation of $1,366,227 and $1,268,658	723,409	693,710
Goodwill	404,273	378,488
Deferred income taxes, net	358,882	291,033
Other non-current assets	152,969	173,551

Total non-current assets	1,976,656	2,272,085

TOTAL ASSETS	$8,124,652	$8,957,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$5,500	$13,681
Current portion of long-term debt	18,950	17,391
Accounts payable	757,937	807,317
Deferred revenues	1,535,290	1,284,303
Accrued payroll and related benefits	1,343,653	1,430,998
Income taxes payable	787,889	831,399
Deferred income taxes, net	78,331	42,609
Other accrued liabilities	711,826	503,435

Total current liabilities	5,239,376	4,931,133

NON-CURRENT LIABILITIES:
Long-term debt	28,038	44,116
Retirement obligation	762,366	753,558
Deferred income taxes, net	6,578	5,621
Other non-current liabilities	339,817	545,051

Total non-current liabilities	1,136,799	1,348,346

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	587,372	980,959
SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, zero shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 612,160,311 and 602,705,936 shares issued as of February 28, 2006 and August 31, 2005, respectively	13	13
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 267,742,030 and 321,088,062 shares issued and outstanding as of February 28, 2006 and August 31, 2005, respectively	6	7
Restricted share units	426,046	365,708
Additional paid-in capital	895,591	1,365,013
Treasury shares, at cost, 36,897,376 and 32,265,976 shares as of February 28, 2006 and August 31, 2005, respectively	(854,283)	(763,682)
Retained earnings	932,498	962,339
Accumulated other comprehensive loss	(238,766)	(232,484)

Total shareholders’ equity	1,161,105	1,696,914

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,124,652	$8,957,352

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 2006 and 2005
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005

REVENUES:
Revenues before reimbursements	$4,102,795	$3,813,522	$8,272,270	$7,543,877
Reimbursements	388,317	402,862	761,858	743,879

Revenues	4,491,112	4,216,384	9,034,128	8,287,756
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,234,139	2,638,950	6,083,306	5,154,389
Reimbursable expenses	388,317	402,862	761,858	743,879

Cost of services	3,622,456	3,041,812	6,845,164	5,898,268
Sales and marketing	393,412	376,919	802,014	735,862
General and administrative costs	345,347	361,478	739,113	752,293
Reorganization benefits, net	(7,415)	(35,777)	(2,031)	(28,769)

Total operating expenses	4,353,800	3,744,432	8,384,260	7,357,654

OPERATING INCOME	137,312	471,952	649,868	930,102
Gain on investments, net	1,792	93	3,230	14,633
Interest income	24,581	28,063	54,934	48,184
Interest expense	(4,558)	(6,300)	(9,243)	(12,616)
Other income (expense)	2,805	(2,846)	(13,142)	(5,173)

INCOME BEFORE INCOME TAXES	161,932	490,962	685,647	975,130
Provision for income taxes	57,820	150,350	253,689	314,967

INCOME BEFORE MINORITY INTEREST	104,112	340,612	431,958	660,163
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.	(32,654)	(128,688)	(142,790)	(250,369)
Minority interest — other	(1,778)	(2,138)	(4,548)	(3,735)

NET INCOME	$69,680	$209,786	$284,620	$406,059

Weighted average Class A common shares:
Basic	585,674,656	591,694,862	586,031,530	590,746,753
Diluted	892,439,424	980,080,181	903,294,295	980,208,047
Earnings per Class A common share:
Basic	$0.12	$0.35	$0.49	$0.69
Diluted	$0.11	$0.35	$0.47	$0.67
Cash dividends per share	$—	$—	$0.30	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Six Months Ended February 28, 2006
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

		Class A		Class X							Accumulated
		Common Shares		Common Shares			Additional	Treasury Shares			Other
	Preferred		No.		No.	Restricted	Paid-in		No.	Retained	Comprehensive
	Shares	$	Shares	$	Shares	Share Units	Capital	$	Shares	Earnings	Loss	Total

Balance as of August 31, 2005	$—	$13	602,706	$7	321,088	$365,708	$1,365,013	$(763,682)	(32,266)	$962,339	$(232,484)	$1,696,914
Comprehensive income:
Net income										284,620		284,620
Other comprehensive loss:
Unrealized losses on marketable securities, net of reclassification adjustments											(1,692)	(1,692)
Foreign currency translation adjustments											(4,791)	(4,791)
Minimum pension liability adjustment, net of tax											201	201

Other comprehensive loss											(6,282)

Comprehensive income												278,338
Income tax benefit on share-based compensation plans							55,078					55,078
Purchases of Class A common shares			(271)				(7,289)	(246,275)	(11,342)			(253,564)
Share-based compensation expense						66,089	57,988					124,077
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(1)	(53,346)		(1,283,308)					(1,283,309)
Issuances of Class A common shares related to employee share programs			9,725			(19,527)	161,620	155,674	6,711	(32,712)		265,055
Dividends						13,776				(281,749)		(267,973)
Minority interest							546,489					546,489

Balance as of February 28, 2006	$—	$13	612,160	$6	267,742	$426,046	$895,591	$(854,283)	(36,897)	$932,498	$(238,766)	$1,161,105

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 28, 2006 and 2005
(In thousands of U.S. dollars)
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$284,620	$406,059
Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization (including amortization of deferred charges)	153,918	121,906
Reorganization benefits, net	(2,031)	(28,769)
Gains on investments, net	(3,230)	(14,633)
(Gains) losses on disposal of property and equipment, net	(62)	3,415
Share-based compensation expense	127,398	37,872
Deferred income taxes, net	(14,993)	(16,682)
Minority interest	147,338	254,104
Other items, net	7,854	(2,654)
Change in assets and liabilities, net of acquisitions(1) —
Receivables from clients, net	(227,982)	(115,116)
Other current assets	11,250	(2,540)
Unbilled services, current and non-current	404,854	(415,141)
Other non-current assets	(11,304)	741
Accounts payable	(27,804)	231,846
Deferred revenues	273,449	281,637
Accrued payroll and related benefits	(70,314)	(151,331)
Income taxes payable	(12,823)	49,840
Other accrued liabilities	(6,598)	(2,513)
Other non-current liabilities	18,515	87,966

Net cash provided by operating activities	1,052,055	726,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	394,470	606,022
Purchases of available-for-sale investments	(171,192)	(691,646)
Proceeds from sales of property and equipment	10,751	2,325
Purchases of property and equipment	(149,833)	(116,213)
Purchases of businesses and investments, net of cash acquired	(37,442)	—

Net cash provided by (used in) investing activities	46,754	(199,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of retirement benefits to former pre-incorporation partners	(8,661)	(6,258)
Proceeds from issuance of common shares	265,055	135,532
Purchases of common shares	(1,536,873)	(260,407)
Proceeds from long-term debt	8,654	1,859
Repayments of long-term debt	(22,405)	(6,520)
Proceeds from short-term borrowings	43,030	36,639
Repayments of short-term borrowings	(26,821)	(25,444)
Cash dividends paid	(267,973)	—
Excess tax benefits from share-based payment arrangements	28,540	—

Net cash used in financing activities	(1,517,454)	(124,599)
Effect of exchange rate changes on cash and cash equivalents	(31,311)	105,349

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(449,956)	507,245
CASH AND CASH EQUIVALENTS, beginning of period	2,483,990	2,552,958

CASH AND CASH EQUIVALENTS, end of period	$2,034,034	$3,060,203

(1)	The change in the assets and liabilities, net of acquisitions, includes the impact of the $450,000 loss provision recorded by the Company during the six months ended February 28, 2006. See Footnote 9 (Commitments and Contingencies) to these Consolidated Financial Statements.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together, “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2005. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February  28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2006. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Revenue Recognition

Revenues from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services. During the three and six months ended February 28, 2006, the Company recorded a $450,000 contract loss provision associated with certain large, long-term contracts (the “NHS Contracts”) under which the Company has been engaged by the National Health Service in England (the “NHS”) to design, develop and deploy new patient administration, assessment and care systems for local healthcare providers. For information regarding the NHS Contracts, see Footnote 9 (Commitments and Contingencies) to these Consolidated Financial Statements below. Except for the loss provision recorded for the NHS Contracts, loss provisions have been insignificant.

Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

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

Revenues before reimbursements include the margin earned on computer hardware and software, as well as revenues from alliance agreements. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third party costs, such as the cost of hardware and software resales, are included in Revenues, and an equivalent amount of reimbursable expenses are included in Cost of services.

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Footnote 1 (Summary of Significant Accounting Policies) to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

2.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

Basic Earnings per share

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005

Net income available for Class A common shareholders	$69,680	$209,786	$284,620	$406,059
Basic weighted average Class A common shares	585,674,656	591,694,862	586,031,530	590,746,753

Basic earnings per share	$0.12	$0.35	$0.49	$0.69

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Diluted Earnings per share

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005

Net income available for Class A common shareholders	$69,680	$209,786	$284,620	$406,059
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.(1)	32,654	128,688	142,790	250,369

Net income for per share calculation	$102,334	$338,474	$427,410	$656,428

Basic weighted average Class A common shares	585,674,656	591,694,862	586,031,530	590,746,753
Class A common shares issuable upon redemption/exchange of minority interest(1)	274,530,633	362,980,043	287,542,606	364,364,167
Diluted effect of employee compensation related to Class A common shares	32,122,770	24,953,465	29,699,707	24,662,528
Diluted effect of employee share purchase plan related to Class A common shares	111,365	451,811	20,452	434,599

Weighted average Class A common shares	892,439,424	980,080,181	903,294,295	980,208,047

Diluted earnings per share	$0.11	$0.35	$0.47	$0.67

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture Ltd Class A common shares, on a one-for-one basis. The income effect does not take into account “Minority interest — other,” since those shares are not redeemable or exchangeable for Accenture Ltd Class A common shares.

3.	SHARE-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On September 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon the adoption of SFAS No. 123R, the Company recognized an immaterial one-time gain based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred.

Prior to the adoption of SFAS No. 123R, Accenture followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share purchase rights. Accordingly, no

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Accenture Ltd 2001 Share Incentive Plan (the “SIP”) and through the Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP”); however, compensation expense was recognized in connection with the issuance of restricted share units granted under the SIP. The adoption of SFAS No. 123R primarily resulted in a change in Accenture’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in Accenture recording compensation expense for employee stock options and employee share purchase rights. The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2006		February 28, 2006
		Under		Under
	As Reported	APB No. 25	As Reported	APB No. 25

Income before income taxes	$161,932	$190,751	$685,647	$728,692
Income before minority interest	104,112	123,017	431,958	460,195
Net income	69,680	82,553	284,620	303,562
Cash flows from operating activities	683,674	694,120	1,052,055	1,080,595
Cash flows from financing activities	(239,314)	(249,760)	(1,517,454)	(1,545,994)
Basic earnings per share	$0.12	$0.14	$0.49	$0.52
Diluted earnings per share	$0.11	$0.14	$0.47	$0.51

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the SIP and for employee share purchase rights under the ESPP been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using the accelerated expense attribution method, the Company’s Net income and Earnings per share for the three and six months ended February 28, 2005 would have been reduced to the pro forma amounts indicated below:

	For the Three	For the Six
	Months Ended	Months Ended
	February 28,	February 28,
	2005	2005

Net income as reported	$209,786	$406,059
Add: Share-based compensation expense already included in Net income as reported, net of tax and minority interest	11,126	21,511
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(33,163)	(57,173)

Subtotal	(22,037)	(35,662)

Pro forma net income	$187,749	$370,397

Basic earnings per Class A common share:
As reported	$0.35	$0.69
Pro forma	$0.32	$0.63
Diluted earnings per Class A common share:
As reported	$0.35	$0.67
Pro forma	$0.31	$0.61

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Share Incentive Plan

The SIP is administered by the Compensation Committee of the Board of Directors of Accenture Ltd and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 375,000,000 Accenture Ltd Class A common shares are currently authorized for awards under the SIP. As of February 28, 2006, 165,842,526 shares were available for future grants under the SIP. Accenture Ltd Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.

The Company issues new shares and shares from treasury for shares delivered under the SIP. The parameters of Accenture’s share purchase and redemption activities are not established solely with reference to the dilutive impact of deliveries made under the SIP. However, the Company expects that, over time, share purchases will offset the dilutive impact of deliveries to be made under the SIP.

A summary of information with respect to share-based compensation was as follows:

	For the Three Months		For the Six Months
	Ended February 28,		Ended February 28,
	2006	2005	2006	2005

Total share-based compensation expense included in Net income	$76,566	$19,800	$127,398	$37,872
Income tax benefit related to share-based compensation included in Net income	$26,147	$1,841	$43,706	$3,566

Stock Options

Stock options are granted to senior executives and other employees under the SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture Ltd Class A common shares on the date the option is granted. Options granted under the SIP are subject to cliff or graded vesting, generally ranging from three to 10 years, and generally have a contractual term of 10 years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Stock option activity for the six months ended February 28, 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Options outstanding as of August 31, 2005	73,848,900	$18.27
Granted	424,685	$26.19
Exercised	(11,505,998)	$15.87
Expired or cancelled	(321,108)	$19.53
Forfeited	(730,887)	$22.83

Options outstanding as of February 28, 2006	61,715,592	$18.71	6.8	$858,523

Options exercisable as of February 28, 2006	40,793,726	$16.53	6.0	$656,574

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Other information pertaining to option activity during the three and six months ended February 28, 2006 was as follows:

	For the Three Months		For the Six Months
	Ended February 28,		Ended February 28,
	2006	2005	2006	2005

Weighted average grant-date fair value of stock options granted	$12.50	$11.35	$11.10	$11.31
Total fair value of stock options vested(1)	$1,345	$8,274	$31,470	$26,577
Total intrinsic value of stock options exercised	$97,723	$20,774	$150,446	$44,101

(1)	In the Company’s Quarterly Report on Form 10-Q for the three months ended November 30, 2005, the total fair value of stock options vested during the three months ended November 30, 2005 and 2004 was reported as $378,122 and $269,380, respectively. These amounts represented the total fair value of all stock options vested as of November 30, 2005 and 2004. The total fair value of stock options vested during the three months ended November 30, 2005 and 2004 was $30,125 and $18,303, respectively.

For the six months ended February 28, 2006, cash received from the exercise of stock options was $182,620 and the income tax benefit realized from the exercise of stock options was $50,184. As of February 28, 2006, there was $85,536 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Six Months Ended February 28,
	2006(1)	2005
	Senior	Senior	Other
	Executives	Executives	Employees

Expected life (in years)	7.4	6.0	5.0
Risk-free interest rate	4.13%	4.02%	3.52%
Expected volatility	37%	41%	41%
Expected dividend yield	1%	0%	0%

(1)	No stock options were granted to “Other Employees” during the six months ended February 28, 2006.

For the three and six months ended February 28, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For the three and six months ended February 28, 2005, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. Expected volatility is based on historical volatility levels of Accenture Ltd Class A common shares. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected dividend yield is based on historical dividend payments.

Restricted Share Units

Under the SIP, participants may be granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan are subject to cliff or graded vesting, generally ranging from three to 10 years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity for the six months ended February 28, 2006 was as follows:

	Number of	Weighted Average
	Restricted	Grant-Date
	Share Units	Fair Value

Nonvested balance as of August 31, 2005	18,122,113	$26.65
Granted	18,427,143	25.59
Vested	(1,137,252)	23.60
Forfeited	(607,470)	23.22

Nonvested balance as of February 28, 2006	34,804,534	$23.62

As of February 28, 2006, there was $485,758 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years. As of February 28, 2006, there were 13,838,322 restricted share units vested but not yet delivered as Accenture Ltd Class A common shares.

Employee Share Purchase Plan

The ESPP is a nonqualified plan that allows eligible employee participants to purchase Accenture Ltd Class A common shares at a discount through after-tax payroll deductions. Under this plan, substantially all employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to a per participant maximum of $15 per calendar year) to purchase Accenture Ltd Class A common shares. The purchase price of the Accenture Ltd Class A common shares is 85% of the end of each offering period market price. A maximum of 75,000,000 Accenture Ltd Class A common shares are currently authorized for issuance under the ESPP and, as of February 28, 2006, there were 35,332,886 shares reserved for future issuance under the ESPP.

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

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The Company’s restructuring activity was as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Restructuring liability balance, beginning of period	$64,353	$100,069	$69,919	$102,761
Payments made	(5,223)	(12,167)	(11,235)	(18,049)
Other(1)	2,616	(829)	3,062	2,361

Restructuring liability, end of period	$61,746	$87,073	$61,746	$87,073

(1)	Other primarily represents immaterial changes in lease estimates, imputed interest and foreign currency translation.

As of February 28, 2006, restructuring liabilities were $61,746, of which $16,637 was included in Other accrued liabilities and $45,109 was included in Other non-current liabilities. The recorded liabilities represent the net present value of the estimated remaining obligations related to existing operating leases. Other than immaterial changes in lease estimates, there have been no adjustments to the original liabilities recorded and Accenture does not expect to make future material adjustments.

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

The Company’s reorganization activity was as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Reorganization liability balance, beginning of period	$378,118	$502,478	$381,440	$454,042
Final determinations(1)	(13,540)	(42,239)	(14,638)	(42,239)
Changes in estimates	—	—	—	—

Benefit recorded	(13,540)	(42,239)	(14,638)	(42,239)
Interest expense accrued	6,125	6,462	12,607	13,470
Payments	—	—	—	—

Benefits, net of accrued interest and payments	(7,415)	(35,777)	(2,031)	(28,769)
Foreign currency translation	3,821	1,126	(4,885)	42,554

Reorganization liability, end of period	$374,524	$467,827	$374,524	$467,827

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

As of February 28, 2006, reorganization liabilities of $249,215 were included in Other accrued liabilities because expirations of statutes of limitations could occur within 12 months, and reorganization liabilities of $125,309 were included in Other non-current liabilities. The Company anticipates that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statutes of limitations will have

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

expired in a number of tax jurisdictions by the end of that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement.

5.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated other comprehensive loss were as follows:

	February 28,	August 31,
	2006	2005

Foreign currency translation adjustments	$(47,827)	$(43,036)
Unrealized losses on marketable securities, net of reclassification adjustments	(3,911)	(2,219)
Minimum pension liability adjustments, net of tax	(187,028)	(187,229)

Accumulated other comprehensive loss	$(238,766)	$(232,484)

Comprehensive income was as follows:

	February 28,
	2006	2005

Three months ended	$86,994	$230,091
Six months ended	$278,338	$469,480

6.	GOODWILL

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended February 28, 2006 were as follows:

			Foreign
	Balance at		Currency	Balance at
	August 31,	Additions/	Translation	February 28,
	2005	Adjustments(1)	Adjustments	2006

Communications & High Tech	$73,086	$6,069	$(2,321)	$76,834
Financial Services	51,569	224	(737)	51,056
Government	24,933	117	(292)	24,758
Products	196,937	23,843	(855)	219,925
Resources	31,963	182	(445)	31,700

Total	$378,488	$30,435	$(4,650)	$404,273

(1)	Additions/Adjustments primarily represents acquisitions made in the current quarter.

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

In the United States and certain other countries, Accenture maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned Accenture employees. The components of net periodic pension and postretirement expense were as follows:

	Pension Benefits
	Three Months Ended February 28,
	2006		2005
Components of pension expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$16,103	$12,173	$12,379	$12,270
Interest cost	12,481	5,225	10,417	4,518
Expected return on plan assets	(13,080)	(4,821)	(10,723)	(3,765)
Amortization of transitional obligation	—	—	—	138
Amortization of loss (gain)	7,785	453	3,360	(276)
Amortization of prior service cost	287	379	323	308
Special termination benefits charge	—	501	—	(546)

Total	$23,576	$13,910	$15,756	$12,647

	Pension Benefits
	Six Months Ended February 28,
	2006		2005
Components of pension expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$32,206	$25,005	$24,758	$23,383
Interest cost	24,962	10,512	20,833	8,737
Expected return on plan assets	(26,160)	(9,686)	(21,446)	(7,048)
Amortization of transitional obligation	—	—	—	269
Amortization of loss (gain)	15,570	919	6,720	(535)
Amortization of prior service cost	574	764	645	592
Special termination benefits charge	—	501	—	341

Total	$47,152	$28,015	$31,510	$25,739

	Postretirement Benefits
	Three Months Ended February 28,
	2006		2005
Components of postretirement expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$2,524	$525	$1,773	$413
Interest cost	1,538	442	1,384	448
Expected return on plan assets	(355)	—	(334)	—
Amortization of transitional obligation	20	—	20	—
Amortization of loss (gain)	630	(201)	373	24
Amortization of prior service cost	(200)	184	(200)	(68)

Total	$4,157	$950	$3,016	$817

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Postretirement Benefits
	Six Months Ended February 28,
	2006		2005
Components of postretirement expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$5,048	$1,043	$3,545	$863
Interest cost	3,076	877	2,767	923
Expected return on plan assets	(710)	—	(667)	—
Amortization of transitional obligation	40	—	40	—
Amortization of loss (gain)	1,260	(146)	746	46
Amortization of prior service cost	(400)	112	(401)	(68)

Total	$8,314	$1,886	$6,030	$1,764

8.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Share Purchase Activity

Since April 2002, the Board of Directors of Accenture Ltd has authorized funding for its publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for redemptions and purchases of shares of Accenture Ltd and its subsidiaries held by certain current and former employees and their permitted transferees. The following table summarizes the application of these funds towards Accenture’s share purchase activity during the six months ended February 28, 2006:

	Open-Market Share
	Purchase Program		Other Share Purchase Programs
	Shares	Amount	Shares	Amount	Total

Available authorization as of August 31, 2005		$581,108		$1,121,113	$1,702,221
Purchases and redemptions(1) (2) (3)	—	—	28,429,440	(750,899)	(750,899)
Additional authorizations(4)		—		—	—

Available authorization as of February 28, 2006		$581,108		$370,214	$951,322

(1)	Includes 17,017,398 Accenture SCA Class I common shares redeemed or purchased for a total cash outlay of $501,869 and 240,929 Accenture Canada Holdings Inc. exchangeable shares purchased for a total cash outlay of $6,940.

(2)	Includes 10,939,355 Accenture Ltd Class A common shares purchased for an aggregate purchase price of $235,431.

(3)	Includes 231,758 shares purchased through the RSU Sell-Back Program whereby Accenture offers to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with its initial public offering for a total cash outlay of $6,659. The RSU Sell-Back Program was terminated, effective March 1, 2006. All remaining funds for the RSU Sell-Back Program were reallocated and made available for use in Accenture’s other share purchase programs.

(4)	On March 24, 2006, an additional $500,000 was authorized for purchase under Accenture’s open-market share purchase program and an additional $1,000,000 was authorized for redemptions and purchases under Accenture’s other share purchase programs.

In addition, the following share transactions occurred during the six months ended February 28, 2006:

•	On September 14, 2005, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase on October 14, 2005 of an aggregate of 35,922,744 Accenture SCA Class I common shares at a price of $21.50 per share. The total cash outlay for this transaction was $774,519 and was separately authorized by the Board of Directors of Accenture Ltd.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

•	As authorized under its various employee equity share plans, Accenture acquired an aggregate of 433,480 Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

Dividend

On November 15, 2005, a cash dividend of $0.30 per share was paid on Accenture Ltd’s Class A common shares to shareholders of record at the close of business on October 17, 2005, resulting in a cash outlay of $171,696. On November 15, 2005, a cash dividend of $0.30 per share was also paid on Accenture SCA’s Class I common shares and Accenture Canada Holdings Inc. exchangeable shares to shareholders of record at the close of business on October 12, 2005 and October 17, 2005, respectively, resulting in cash outlays of $94,972 and $1,305, respectively. The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units. Share amounts have been restated for all periods presented to reflect this issuance.

9.	COMMITMENTS AND CONTINGENCIES

Guarantees

As a result of its increase in ownership of Accenture HR Services from 50% to 100% in February 2002, Accenture may be required to make up to $177,500 of additional purchase price payments through September 30, 2008, conditional on Accenture HR Services achieving certain levels of qualifying revenues. The remaining potential liability as of February 28, 2006 was $158,635.

Accenture has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. Payments by Accenture under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by Accenture and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of February 28, 2006, management was not aware of any obligations arising under indemnification contracts that would require material payments.

From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture’s obligations for the performance of others is not expressly specified. Accenture estimates that as of February 28, 2006, it had assumed an aggregate potential liability of approximately $1,246,080 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $123,275 if Accenture is obligated to make payments to the clients that

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

are the consequence of a performance default by the other parties. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph.

The NHS Contracts

Under the NHS Contracts, the Company has been engaged by the NHS to design, develop and deploy new patient administration, assessment and care systems (the “Systems”) for local healthcare providers and, subsequently, to provide ongoing operational services (the “Operational Services”) through 2013 once these Systems have been deployed. For the purposes of financial reporting, these components of the NHS Contracts have been separated into two units of accounting as described below. The revenues and costs from the NHS Contracts are apportioned equally between the Government and Products operating groups.

Design, Development and Deployment of the Systems

The Company recognizes revenues in connection with the design, development and deployment of the Systems on the percentage-of-completion method of accounting under SOP 81-1. Estimates of contract revenues and costs in connection with the design, development and deployment of the Systems are subject to underlying estimates and assumptions, including, among others, those relating to the Company’s ability to design, develop and deploy the Systems on a timely basis; the ability of the Company’s subcontractors and others involved in the program to perform adequately and on a timely basis; the level and timing of demand for the Systems from local healthcare providers; and the Company’s and the NHS’ ability to agree on detailed implementation plans and other terms of the engagement.

During the three months ended February 28, 2006, there were several developments that significantly increased the risks and uncertainties associated with this engagement and materially impacted the Company’s estimates of the contract revenues and costs that are expected to be recorded in connection with the design, development and deployment of the Systems. Due to these revised estimates, the Company has recorded a $450,000 aggregate loss provision that is reflected in cost of services of its Government and Products operating groups for the three and six months ended February 28, 2006 and which is recorded on the Consolidated Balance Sheet as a reduction of $442,000 of client financing included in Current and Non-current unbilled services and as an $8,000 contract loss liability.

If the Company’s estimates of contract revenues or costs for the design, development and deployment of the Systems are further negatively affected because one or more of its underlying estimates or assumptions proves to be incorrect or changing circumstances, including a change in its approach to the engagement, require the Company to modify one or more of its underlying estimates or assumptions, the Company may determine the need for additional loss provisions that could be material to its results of operations.

Operational Services

The Company records costs as they are incurred and records revenues as the services are performed and amounts are earned in connection with the Operational Services. The Company has incurred annual losses in connection with the Operational Services. Further adverse developments in connection with the engagement could cause the Company to experience additional or increased levels of losses with respect to the Operational Services in the future that could be material to its results of operations. In particular, under the current billing arrangements, further delays in deployments of Systems could have a disproportionate, adverse impact on service revenue growth and, accordingly, losses.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Legal Contingencies

As of February 28, 2006, Accenture or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, the management of Accenture believes these matters will not ultimately have a material effect on the results of operations, financial position or cash flows of Accenture.

10.	SEGMENT REPORTING

Operating segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

Accenture’s chief operating decision maker is its Chief Executive Officer. The Company’s operating segments are managed separately because each operating segment represents a strategic business unit that provides management consulting, technology and outsourcing services to clients in different industries.

Accenture’s reportable operating segments are its five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Revenues before reimbursements and operating income (loss) by reportable operating segment were as follows:

	Three Months Ended February 28,
	2006		2005
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income (Loss)	Reimbursements	Income

Communications & High Tech	$1,026,092	$177,488	$982,088	$138,496
Financial Services	833,362	102,332	859,336	127,053
Government	597,687	(136,584)	521,111	13,343
Products	1,004,205	(82,678)	851,394	97,991
Resources	639,066	76,754	596,493	95,069
Other	2,383	—	3,100	—

Total	$4,102,795	$137,312	$3,813,522	$471,952

	Six Months Ended February 28,
	2006		2005
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income (Loss)	Reimbursements	Income

Communications & High Tech	$2,073,633	$349,794	$1,955,019	$287,825
Financial Services	1,688,234	183,935	1,666,029	222,479
Government	1,195,806	(74,962)	1,044,914	59,610
Products	2,021,240	35,055	1,713,592	183,859
Resources	1,289,352	156,046	1,160,885	176,329
Other	4,005	—	3,438	—

Total	$8,272,270	$649,868	$7,543,877	$930,102

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in currency exchange rates, and the following factors:

•	Our results of operations are materially affected by economic and political conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our contracts with clients may not be profitable or may be terminated by our clients on short notice.

•	As our work with government clients increases, so does our exposure to various risks inherent in the government contracting process.

•	Our global operations involve many complex risks, some of which may be beyond our control.

•	The consulting, technology and outsourcing markets are highly competitive and the pace of consolidation, as well as vertical integration, among our competitors continues to increase. As a result, we may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•	We continue to achieve greater percentages of revenues and growth through outsourcing. This continued outsourcing growth could result in higher concentrations of revenues and contributions to income from a smaller number of our larger clients on customized outsourcing solutions or, in the case of our more-standardized business process outsourcing services, from larger numbers of clients for whom we provide these more-standardized services. As our outsourcing business continues to grow, we may continue to experience increased pressure on our overall margins, particularly during the early stages of new outsourcing contracts.

•	On certain complex contracts where we partner with third parties, our ability to perform may be adversely affected if these third parties cannot deliver their contributions in a timely manner. Clients are increasingly demanding that we guarantee the performance of these third parties, whom we do not control.

•	We may be exposed to potential risks if we are unable to maintain effective internal controls.

•	Tax legislation, future legislation and negative publicity related to Bermuda companies may lead to an increase in our tax burden or affect our relationships with our clients.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	If our alliances do not succeed, we may not be successful in implementing our growth strategy.

•	The share price of Accenture Ltd Class A common shares may be adversely affected from time to time by sales, or the anticipation of future sales, of Class A common shares held by our employees and former employees.

•	We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute shareholders’ ownership in Accenture Ltd.

•	We are registered in Bermuda and a significant portion of our assets is located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the Federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

For a more detailed discussion of these factors, see the information under the heading “Business — Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2005. We undertake no obligation to update or revise any forward-looking statements.

Overview

Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. The current economic environment continues to stimulate the technology spending of many companies. We are also continuing to see an increase in the number of opportunities from companies seeking revenue-generating initiatives in the global economy in addition to cost-cutting initiatives. We continue to expect that revenue growth rates across our segments may continue to vary from quarter to quarter during fiscal 2006 as economic conditions vary in different industrial and geographic markets.

As previously reported, we have certain large, long-term contracts under which we have been engaged by the National Health Service in England to design, develop and deploy new patient administration, assessment and care systems for local healthcare providers and, subsequently, to provide ongoing operational services through 2013 once these systems have been deployed. During the second quarter of fiscal 2006 there were several developments that have significantly increased the risks and uncertainties associated with these contracts and materially impacted our estimates of the contract revenues and costs we expect to record in connection with this engagement. To reflect our revised estimates with respect to design, development and deployment, we have recorded a $450 million loss provision. For the three months ended February 28, 2006, this loss provision had the effect, after the impact on bonus compensation and income taxes, of reducing our operating income by $342 million, our income before minority interest by $237 million, and our diluted earnings per share by $0.27. For the six months ended February 28, 2006, our diluted earnings per share were reduced by $0.26. The smaller impact on our diluted earnings per share for the six months ended February 28, 2006 was due to a larger number of weighted average shares outstanding. In addition, in connection with the operational services, we expect losses in fiscal 2006 that are comparable to our aggregate losses on the NHS Contracts for fiscal 2005 (approximately $140 million) and moderately higher losses in fiscal 2007. We expect to drive annual losses down significantly thereafter. See “— The NHS Contracts” below.

Revenues before reimbursements for the three and six months ended February 28, 2006 were $4.10 billion and $8.27 billion, respectively, compared with $3.81 billion and $7.54 billion, respectively, for the three and six months ended February 28, 2005, increases of 8% and 10%, respectively, in U.S. dollars and 13% and 12%, respectively, in local currency.

Outsourcing revenues before reimbursements for the three and six months ended February 28, 2006 were $1.64 billion and $3.23 billion, respectively, compared with $1.51 billion and $2.86 billion, respectively, for the three and six months ended February 28, 2005, increases of 8% and 13%, respectively, in U.S. dollars and 13% and 15%, respectively, in local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. The average size of most new outsourcing opportunities we have seen since early fiscal 2005 have been smaller than those contracts we executed in fiscal 2004. Consequently, in the near-term, some of our operating groups may experience relatively lower rates of revenue growth in fiscal 2006 compared to corresponding periods in fiscal 2005. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.

Consulting revenues before reimbursements for the three and six months ended February 28, 2006 were $2.47 billion and $5.04 billion, respectively, compared with $2.30 billion and $4.68 billion, respectively, for the three and six months ended February 28, 2005, increases of 7% and 8%, respectively, in U.S. dollars and 13% and 11%, respectively, in local currency.

As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During fiscal 2005, the strengthening of various currencies versus the U.S. dollar resulted in favorable currency translation and increased our reported revenues, operating expenses and operating income. In the first and second quarters of fiscal 2006, the U.S. dollar strengthened against other currencies, resulting in less-favorable currency translation and lower reported U.S. dollar revenues, operating expenses and operating income. If the U.S. dollar retains its strength in fiscal 2006, our U.S. dollar revenue growth may be lower than our growth in local currency terms.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services; the utilization of our client-service workforces; and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business. Operating expenses also include reorganization benefits and costs, which may vary substantially from year to year.

Effective September 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), resulting in a change in our method of recognizing share-based compensation expense. Specifically, we now record compensation expense for employee stock options and for our employee share purchase plan. Had we expensed employee stock options and employee share purchase rights for the three and six months ended February 28, 2005, we estimate that share-based compensation expense would have increased by $51 million and $82 million, respectively. We expect to increase the use of restricted share units and reduce the use of stock options in our employee incentive awards for fiscal 2006, resulting in total share-based compensation expense that is comparable to our fiscal 2005 pro forma share-based compensation expense. For additional information, see Footnote 3 (Share-based Compensation) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements for the three and six months ended February 28, 2006 were 21.2% and 26.5%, respectively, compared with 30.8% and 31.7%, respectively, for the three and six months ended February 28, 2005. The decreases in gross margins were principally due to the $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006 and higher share-based compensation expense as a result of adoption of SFAS No. 123R.

Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

Attrition in the second quarter of fiscal 2006 was 16%, lower than the 19% attrition rate we experienced in the first quarter of fiscal 2006. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our network of delivery centers and other capabilities around the world. Our margins and ability to grow our business could be adversely affected if we do not continue to stabilize attrition and if we do not effectively utilize and assimilate substantial numbers of new employees into our workforces.

Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 18% and 19%, respectively, for the three and six months ended February 28, 2006, compared with 19% and 20%, respectively, for the three and six months ended February 28, 2005. The decreases in these costs as a percentage of revenues before reimbursements were primarily due to lower spending in geographic facilities and technology costs and favorable effects of foreign currency exchange.

Operating income as a percentage of revenues before reimbursements decreased to 3.3% and 7.9%, respectively, for the three and six months ended February 28, 2006, from 12.4% and 12.3%, respectively, for the three and six months ended February 28, 2005. Had we expensed employee stock options and employee share purchase rights for the three and six months ended February  28, 2005, we estimate that operating income as a percentage of revenues before reimbursements for the three and six months ended February 28, 2005 would have decreased by 1.4 and 1.1 percentage points, respectively. The decreases in operating income as a percentage of revenues before reimbursements were principally due to the $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006.

The NHS Contracts

As previously reported, we have certain large, long-term contracts (the “NHS Contracts”) under which we have been engaged by the National Health Service in England (the “NHS”) to design, develop and deploy new patient administration, assessment and care systems (the “Systems”) for local healthcare providers and, subsequently, to provide ongoing operational services (the “Operational Services”) through 2013 once these Systems have been deployed. For the purposes of our financial reporting, we have separated these components of the NHS Contracts into two units of accounting as described below. The revenues and costs from the NHS Contracts are apportioned equally between our Government and Products operating groups.

Design, Development and Deployment of the Systems

We recognize revenues in connection with the design, development and deployment of the Systems on the percentage-of-completion method of accounting under SOP 81-1. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the periods in which they are first identified. If our estimates at any point indicate that costs will exceed revenues, a loss provision for the full anticipated loss is recorded in the period it is first identified.

Our estimates of contract revenues and costs in connection with the design, development and deployment of the Systems are subject to underlying estimates and assumptions, including, among others, those relating to our ability to design, develop and deploy the Systems on a timely basis; the ability of our subcontractors and others involved in the program to perform adequately and on a timely basis; the level and timing of demand for the Systems from local healthcare providers; and our and the NHS’ ability to agree on detailed implementation plans and other terms of the engagement. Each of these areas presents significant risks and challenges for us.

During the second quarter of fiscal 2006, there were several developments that significantly increased the risks and uncertainties associated with this engagement and materially impacted our estimates of the contract revenues and costs that we expect to record in connection with the design, development and deployment of the Systems. These developments included, among other things, the following:

•	We completed a detailed review of the status and availability of certain application software to be provided by one of our major subcontractors, which led us to conclude that the delivery and deployment of key components of the Systems will be significantly delayed. Due to these delays, we expect that we will deploy a larger number of interim Systems over a longer period of time in order to meet the short-term needs of local healthcare providers, which will increase our costs. In addition, we expect these delays to reduce demand for our Systems because they may cause some local healthcare providers to seek solutions from outside the NHS program and eventually not to implement our new Systems when they become available.

•	During the second quarter, we modified our planned deployment approach, increasing the expected percentage of deployments from one of our two primary care solutions. We expect this will increase our integration costs. We also expect that integration and regression testing costs will increase due to recent information regarding delivery plans for the national “spine” into which the Systems we deploy will connect.

•	We also now have a greater experience of deploying Systems. During the second quarter, we deployed for the first time a substantial release of software in an acute NHS facility. Our experiences have led us to expect a greater need to customize interim Systems, which we expect to increase our costs.

•	During the second quarter, we have seen a reduction in demand for Systems from local healthcare providers. We believe this was due primarily to the delay in the availability of certain application software described above and the announced governmental initiative to allow general practitioners to upgrade existing systems or deploy alternate systems. While the NHS Contracts require us to develop new Systems and incur the costs associated with such activities, local healthcare providers, as independent statutory bodies, can choose whether and when Systems are deployed, and we are entitled to receive payments only when Systems are deployed. As a result, this new, increased uncertainty as to the timing and level of deployment demand has caused us to revise our estimates as to the amount of revenue that we expect to receive in connection with the NHS Contracts.

We are working with the NHS and our major subcontractor to resolve the software development and delivery problems. In addition, we are exploring all options with respect to the NHS Contracts.

Due to our revised estimates resulting from the above-described developments, we have recorded a $450 million aggregate loss provision that is reflected in cost of services of our Government and Products operating groups for the second quarter of fiscal 2006 and which is recorded on our Consolidated Balance Sheet as a reduction of $442 million of client financing included in Current and Non-current unbilled services and as an $8 million contract loss liability. As a result of the adverse impact of this loss provision on our results of operations, bonus compensation was $108 million lower than otherwise would have been recorded in the second quarter of fiscal 2006 under the terms of our annual bonus plan. In addition, this loss provision resulted in a $105 million decrease in our provision for income taxes in the second quarter of fiscal 2006 due to our lower income before income taxes. Accordingly, for the three months ended February 28, 2006, the loss provision associated with the NHS Contracts had the effect, after the impact on bonus compensation and income taxes, of reducing our operating income by $342 million, our income before minority interest by $237 million, and our diluted earnings per share by $0.27. For the six months ended February 28, 2006, our diluted earnings per share were reduced by $0.26. The smaller impact on our diluted earnings per share for the six months ended February 28, 2006 was due to a larger number of weighted average shares outstanding.

If our estimates of contract revenues or costs for the design, development and deployment of the Systems are further negatively affected because one or more of our underlying estimates or assumptions proves to be incorrect or changing circumstances, including a change in our approach to the engagement, require us to modify one or more of our underlying estimates or assumptions, we may determine the need for additional loss provisions that could be material to our results of operations.

Operational Services

We record costs as they are incurred and record revenues as the services are performed and amounts are earned in connection with the Operational Services. In connection with the Operational Services, we expect losses in fiscal 2006 that are comparable to our aggregate losses on the NHS Contracts for fiscal 2005 (approximately $140 million) and moderately higher losses in fiscal 2007. We expect to drive annual losses down significantly thereafter. Further adverse developments in connection with the engagement could cause us to experience additional or increased levels of losses with respect to the Operational Services in the future that could be material to our results of operations. In particular, under the current billing arrangements, further delays in deployments of Systems could have a disproportionate, adverse impact on service revenue growth and, accordingly, losses.

Bookings and Backlog

New contract bookings for the three months ended February 28, 2006 were $4,326 million, a decrease of $549 million, or 11%, from the three months ended February 28, 2005, with consulting bookings decreasing by 10%, to $2,538 million, and outsourcing bookings decreasing by 13%, to $1,788 million. New contract bookings for the six months ended February 28, 2006 were $9,867 million, an increase of $962 million, or 11%, over the six months ended February 28, 2005, with consulting bookings increasing by 11%, to $5,314 million, and outsourcing bookings increasing by 10%, to $4,553 million. The increase in new contract bookings for the first six months of fiscal 2006 was attributable to strong contract signings in our Americas and Asia Pacific regions and in all types of work.

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

Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of
					Total Revenues
					Before Reimbursements
			Percent	Percent	for the Three
	Three Months Ended		Increase	Increase	Months Ended
	February 28,		(Decrease)	Local	February 28,
	2006	2005	US$	Currency	2006	2005
	(in millions)

OPERATING GROUPS
Communications & High Tech	$1,027	$982	4%	9%	25%	26%
Financial Services	833	859	(3)	3	20	22
Government	598	521	15	19	15	14
Products	1,004	851	18	24	24	22
Resources	639	597	7	11	16	16
Other	2	3	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	4,103	3,813	8	13	100%	100%

Reimbursements	388	403	(4)

TOTAL REVENUES	$4,491	$4,216	7%

GEOGRAPHY
Americas	$1,898	$1,572	21%	19%	46%	41%
EMEA(1)	1,914	1,970	(3)	7	47	52
Asia Pacific	291	271	7	15	7	7

TOTAL Revenues Before Reimbursements	4,103	3,813	8	13	100%	100%

Reimbursements	388	403	(4)

TOTAL REVENUES	$4,491	$4,216	7%

TYPE OF WORK
Consulting	$2,466	$2,301	7%	13%	60%	60%
Outsourcing	1,637	1,512	8	13	40	40

TOTAL Revenues Before Reimbursements	4,103	3,813	8	13	100%	100%

Reimbursements	388	403	(4)

TOTAL REVENUES	$4,491	$4,216	7%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

Three Months Ended February 28, 2006 Compared to Three Months Ended February 28, 2005

Revenues

Our Communications & High Tech operating group achieved revenues before reimbursements of $1,027 million for the three months ended February 28, 2006, compared with $982 million for the three months ended February 28, 2005, an increase of 4% in U.S. dollars and 9% in local currency terms. The increase was primarily driven by revenue growth in our Electronics & High Tech and Media & Entertainment industry groups and consulting revenue growth within our Americas region.

Our Financial Services operating group recorded revenues before reimbursements of $833 million for the three months ended February 28, 2006, compared with $859 million for the three months ended February 28, 2005, a decrease of 3% in U.S. dollars and an increase of 3% in local currency terms. The decrease in U.S. dollars was primarily due to revenue declines in our EMEA region, offset by revenue growth in our Americas and Asia Pacific regions, particularly in our Insurance and Banking industry groups.

Our Government operating group achieved revenues before reimbursements of $598 million for the three months ended February 28, 2006, compared with $521 million for the three months ended February 28, 2005, an increase of 15% in U.S. dollars and 19% in local currency terms. The increase was primarily due to strong outsourcing revenue growth in our Americas and Asia Pacific regions and consulting revenue growth in our EMEA region.

Our Products operating group achieved revenues before reimbursements of $1,004 million for the three months ended February 28, 2006, compared with $851 million for the three months ended February 28, 2005, an increase of 18% in U.S. dollars and 24% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. The increase was primarily due to strong growth in our Americas region, driven by our Health & Life Sciences and Retail industry groups.

Our Resources operating group achieved revenues before reimbursements of $639 million for the three months ended February 28, 2006, compared with $597 million for the three months ended February 28, 2005, an increase of 7% in U.S. dollars and 11% in local currency terms, with both outsourcing and consulting contributing to the growth in revenues. We experienced strong growth in our Chemicals, Energy and Natural Resources industry groups, particularly in our Americas and Asia Pacific regions, which more than offset a decline in our Utilities industry group.

Our Americas region achieved revenues before reimbursements for the three months ended February 28, 2006 of $1,898 million, compared with $1,572 million for the three months ended February 28, 2005, an increase of 21% in U.S. dollars and 19% in local currency terms. Growth was primarily due to our business in the United States, Brazil and Canada.

Our EMEA region recorded revenues before reimbursements for the three months ended February 28, 2006 of $1,914 million, compared with $1,970 million for the three months ended February 28, 2005, a decrease of 3% in U.S. dollars and an increase of 7% in local currency terms. The increase in local currency was primarily driven by growth in our business in Belgium, Denmark, Germany, Italy, the Netherlands and Spain. The decrease in U.S. dollars, compared with the increase in local currency, is due to the strengthening of the U.S. dollar against other currencies, resulting in less-favorable currency translation and lower reported U.S. dollar revenues.

Our Asia Pacific region achieved revenues before reimbursements for the three months ended February 28, 2006 of $291 million, compared with $271 million for the three months ended February 28, 2005, an increase of 7% in U.S. dollars and 15% in local currency terms. The increase in revenues was primarily driven by our business in Australia and China, partially offset by a decline in our business in Japan.

Operating Expenses

Operating expenses for the three months ended February 28, 2006 were $4,354 million, an increase of $609 million, or 16%, over the three months ended February 28, 2005. Operating expenses before reimbursements as a percentage of revenues before reimbursements increased to 97% for the three months ended February 28, 2006 from 88% for the three months ended February 28, 2005. Operating expenses for the three months ended February 28, 2006 included share-based compensation expense of $76 million, or 1.9%, of revenues before reimbursements, compared with share-based compensation expense of $20 million, or 0.5% of revenues before reimbursements, for the three months ended February 28, 2005. Had we expensed employee stock options and employee share purchase rights for the three months ended February 28, 2005, we estimate that operating expenses would have included $71 million in total share-based compensation expense, or 1.9% of revenues before reimbursements.

Cost of Services

Cost of services for the three months ended February 28, 2006 was $3,622 million, an increase of $581 million, or 19%, over the three months ended February 28, 2005, and increased as a percentage of revenues to 81% from 72% over this period. Cost of services before reimbursable expenses for the three months ended February 28, 2006 was $3,234 million, an increase of $595 million, or 23%, over the three months ended February 28, 2005, and increased as a percentage of revenues before reimbursements to 78.8% from 69.2% over this period. Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements decreased to 21.2% from 30.8% during this period.

The increase in Cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to the $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, as well as higher share-based compensation expense as a result of adoption of SFAS No. 123R. See “— The NHS Contracts.”

Sales and Marketing

Sales and marketing expense for the three months ended February 28, 2006 was $393 million, an increase of $16 million, or 4%, from the three months ended February 28, 2005, and remained flat as a percentage of revenues before reimbursements at 10% for the three months ended February 28, 2006 compared to the three months ended February 28, 2005.

General and Administrative Costs

General and administrative costs for the three months ended February 28, 2006 were $345 million, a decrease of $16 million, or 4%, from the three months ended February 28, 2005, and decreased as a percentage of revenues before reimbursements to 8% from 9% during this period. The decrease is primarily due to lower spending in geographic facilities and technology costs and favorable effects of foreign currency exchange.

Reorganization Benefits

We recorded net reorganization benefits of $7 million during the three months ended February 28, 2006, which included a $14 million reduction in reorganization liabilities offset by $6 million of interest expense associated with carrying these liabilities. At February 28, 2006, the remaining liability for reorganization costs was $375 million, of which $249 million was classified as current liabilities because expirations of statutes of limitations could occur within 12 months. During the three months ended February 28, 2005, we recorded net reorganization benefits of $36 million, which included a $42 million reduction in reorganization liabilities offset by a $6 million interest expense associated with carrying these liabilities. In both periods, the reduction in liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Footnote 4 (Restructuring and Reorganization (Benefits) Costs) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.” We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statutes of limitations will have expired in a number of tax jurisdictions by the end of that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in our Consolidated Income Statement.

Operating Income

Operating income for the three months ended February 28, 2006 was $137 million, a decrease of $335 million, or 71%, from the three months ended February 28, 2005, and decreased as a percentage of revenues before reimbursements to 3.3% during this period, from 12.4% for the prior-year period. Had we expensed employee stock options and employee share purchase rights for the three months ended February 28, 2005 and adjusted for Reorganization benefits, operating income as a percentage of revenues before reimbursements for the three months ended February 28, 2005 would have decreased by 2.4 percentage points. The decreases in operating income and operating income as a percentage of revenues before reimbursements were principally due to the $450 million aggregate loss provision associated with the NHS Contracts recorded by our Government and Products operating groups during the second quarter of fiscal 2006, which had the effect, after the impact on bonus compensation, of reducing operating income in the second quarter of fiscal 2006 by $342 million. See “— The NHS Contracts.” Operating income (loss) for each of the operating groups was as follows:

	Three Months Ended February 28,
					Effect of
			Increase	Adjustments	Reorganization	Net Increase
	2006	2005	(Decrease)	(1)(2)	Benefits(2)(3)	(Decrease)(2)
	(in millions)

Communications & High Tech	$177	$139	$38	$12	$8	$58
Financial Services	102	127	(25)	12	7	(6)
Government	(136)	13	(149)	7	5	(137)
Products	(83)	98	(181)	13	7	(161)
Resources	77	95	(18)	8	4	(6)

Total	$137	$472	$(335)	$51	$28	$(256)

(1)	Adjustments represent the estimated amounts that would have been incurred had we expensed employee stock options and employee share purchase rights for the three months ended February 28, 2005.

(2)	May not total due to rounding.

(3)	Reorganization benefits recorded during the period were allocated to the reportable operating groups as follows:

	Three Months Ended
	February 28,
	2006(1)	2005(1)	Change(1)
	(in millions)

Communications & High Tech	$(3)	$(11)	$8
Financial Services	(3)	(10)	7
Government	(2)	(7)	5
Products	(3)	(10)	7
Resources	(2)	(6)	4

Total	$(14)	$(42)	$28

(1)	May not total due to rounding.

The following commentary includes the effect on Operating income (loss) had we expensed employee stock options and employee share purchase rights for the three months ended February 28, 2005, and adjusting for reorganization benefits recorded during the period:

•	Communications & High Tech operating income increased primarily due to improved gross margins in our Americas and EMEA regions and strong consulting revenue growth in our Americas region.

•	Financial Services operating income decreased due to a decline in revenue and higher sales and marketing and general and administrative costs.

•	Government recorded an operating loss principally due to a $225 million loss provision associated with the NHS Contracts, which was partially offset by strong gross margins in outsourcing and increased profitability on certain consulting contracts. See “— The NHS Contracts.”

•	Products recorded an operating loss principally due to a $225 million loss provision associated with the NHS Contracts, which was partially offset by strong revenue growth, primarily in consulting and outsourcing, as well as improvements in gross margins and lower operating costs. See “— The NHS Contracts.”

•	Resources operating income decreased due to delivery inefficiencies on a small number of contracts, increases in payroll costs and a temporary decline in staff utilization, which were partially offset by strong revenue growth.

Provision for Income Taxes

The effective tax rates for the three months ended February 28, 2006 and 2005 were 35.7% and 30.6%, respectively. Our expected fiscal 2006 annual effective tax rate declined to 37.0% in the second quarter of fiscal 2006 from 37.4% in the first quarter of fiscal 2006, primarily as a result of changes to our forecast geographic mix of income and the tax effect of final determinations of reorganization liabilities during the quarter. The effective tax rate of 35.7% for the three months ended February 28, 2006 is lower than the full year forecast effective tax rate of 37.0% because it reflects an adjustment to the Provision for Income Taxes for the first quarter as a result of the decrease in the expected fiscal 2006 annual effective tax rate.

The projected fiscal 2006 annual effective rate is higher than the fiscal 2005 annual effective tax rate primarily due to nonrecurring benefits recorded in fiscal 2005 related to final determinations of prior year tax liabilities and reduction in reorganization liabilities, which reduced the fiscal 2005 annual rate by 6.4 percentage points and 1.4 percentage points, respectively. The projected fiscal 2006 effective tax rate includes a benefit of 3.9 percentage points related to updated estimates regarding the probable future benefit of certain deferred tax assets.

Minority Interest

Minority interest for the three months ended February 28, 2006 was $34 million, a decrease of $96 million, or 74%, from the three months ended February 28, 2005. The decrease was principally due to the $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006. See “— The NHS Contracts.” The decrease was also due to a reduction in the minority’s average ownership interest to 32% as of February 28, 2006 from 38% as of February 28, 2005.

Earnings Per Share

Diluted earnings per share were $0.11 for the three months ended February 28, 2006, compared with $0.35 for the three months ended February 28, 2005. For the three months ended February 28, 2005, had we expensed employee stock options and employee share purchase rights, our reported diluted earnings per share would have been $0.31. The loss provision associated with the NHS Contracts had the effect, after the impact on bonus compensation and income taxes, of reducing our diluted earnings per share for the second quarter of fiscal 2006 by $0.27. See “— The NHS Contracts.” For information regarding our earnings per share calculation, see Footnote 2 (Earnings Per Share) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Six Months Ended February 28, 2006 Compared to Six Months Ended February 28, 2005

					Percent of Total Revenues
					Before Reimbursements
				Percent	for the Six
	Six Months Ended		Percent	Increase	Months Ended
	February 28,		Increase	Local	February 28,
	2006	2005	US$	Currency	2006	2005
	(in millions)

OPERATING GROUPS
Communications & High Tech	$2,074	$1,955	6%	8%	25%	26%
Financial Services	1,688	1,666	1	5	20	22
Government	1,196	1,045	14	17	15	14
Products	2,021	1,714	18	21	24	23
Resources	1,289	1,161	11	13	16	15
Other	4	3	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	8,272	7,544	10	12	100%	100%

Reimbursements	762	744	2

TOTAL REVENUES	$9,034	$8,288	9%

GEOGRAPHY
Americas	$3,753	$3,126	20%	19%	45%	41%
EMEA(1)	3,925	3,880	1	7	48	52
Asia Pacific	594	538	10	14	7	7

TOTAL Revenues Before Reimbursements	8,272	7,544	10	12	100%	100%

Reimbursements	762	744	2

TOTAL REVENUES	$9,034	$8,288	9%

TYPE OF WORK
Consulting	$5,042	$4,686	8%	11%	61%	62%
Outsourcing	3,230	2,858	13	15	39	38

TOTAL Revenues Before Reimbursements	8,272	7,544	10	12	100%	100%

Reimbursements	762	744	2

TOTAL REVENUES	$9,034	$8,288	9%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

Revenues

Our Communications & High Tech operating group achieved revenues before reimbursements of $2,074 million for the six months ended February 28, 2006, compared with $1,955 million for the six months ended February 28, 2005, an increase of 6% in U.S. dollars and 8% in local currency terms. The increase was primarily due to revenue growth in our Electronics & High Tech industry group across all geographic regions, consulting revenue growth in our Americas region and outsourcing revenue growth in our EMEA and Asia Pacific regions.

Our Financial Services operating group achieved revenues before reimbursements of $1,688 million for the six months ended February 28, 2006, compared with $1,666 million for the six months ended February 28, 2005, an increase of 1% in U.S. dollars and 5% in local currency terms. This increase was driven by revenue growth in our Americas and Asia Pacific regions, particularly in our Insurance and Banking industry groups, offset by lower revenue growth in our EMEA region.

Our Government operating group achieved revenues before reimbursements of $1,196 million for the six months ended February 28, 2006, compared with $1,045 million for the six months ended February 28, 2005, an increase of 14% in U.S. dollars and 17% in local currency terms. The increase was primarily due to strong outsourcing revenue growth across all geographic regions.

Our Products operating group achieved revenues before reimbursements of $2,021 million for the six months ended February 28, 2006, compared with $1,714 million for the six months ended February 28, 2005, an increase of 18% in U.S. dollars and 21% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. The increase was primarily due to strong growth in our Americas region, driven by our Health & Life Sciences and Retail industry groups.

Our Resources operating group achieved revenues before reimbursements of $1,289 million for the six months ended February 28, 2006, compared with $1,161 million for the six months ended February 28, 2005, an increase of 11% in U.S. dollars and 13% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. We experienced strong growth in our Chemicals, Energy and Natural Resources industry groups across all regions, which more than offset a decline in our Utilities industry group.

Our Americas region achieved revenues before reimbursements for the six months ended February 28, 2006 of $3,753 million, compared with $3,126 million for the six months ended February 28, 2005, an increase of 20% in U.S. dollars and 19% in local currency terms. Growth was primarily due to our business in the United States, Brazil and Canada.

Our EMEA region achieved revenues before reimbursements for the six months ended February 28, 2006 of $3,925 million, compared with $3,880 million for the six months ended February 28, 2005, an increase of 1% in U.S. dollars and 7% in local currency terms. The increase was primarily due to growth in our business in Italy, Germany and Belgium, offset by a decline in our business in the United Kingdom.

Our Asia Pacific region achieved revenues before reimbursements for the six months ended February 28, 2006 of $594 million, compared with $538 million for the six months ended February 28, 2005, an increase of 10% in U.S. dollars and 14% in local currency terms. The increase in revenues was primarily driven by our business in Australia and China, partially offset by a decline in our business in Japan.

Operating Expenses

Operating expenses for the six months ended February 28, 2006 were $8,384 million, an increase of $1,027 million, or 14%, over the six months ended February 28, 2005. Operating expenses before reimbursements as a percentage of revenues before reimbursements increased to 92% for the six months ended February 28, 2006 from 88% for the six months ended February 28, 2005. Operating expenses for the six months ended February 28, 2006 included share-based compensation expense of $127 million, or 1.5% of revenues before reimbursements, compared with share-based compensation expense of $38 million, or 0.5% of revenues before reimbursements, for the six months ended February 28, 2005. Had we expensed employee stock options and employee share purchase rights for the six months ended February 28, 2005, we estimate that operating expenses would have included $121 million in total share-based compensation expense, or 1.6% of revenues before reimbursements.

Cost of Services

Cost of services for the six months ended February 28, 2006 was $6,845 million, an increase of $947 million, or 16%, over the six months ended February 28, 2005, and increased as a percentage of revenues to 76% from 71% over this period. Cost of services before reimbursable expenses for the six months ended February 28, 2006 was $6,083 million, an increase of $929 million, or 18%, over the six months ended

February 28, 2005 and increased as a percentage of revenues before reimbursements to 73.5% from 68.3% over this period. Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements decreased to 26.5% from 31.7% during this period.

The increase in Cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to the $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, as well as higher share-based compensation expense as a result of adoption of SFAS No. 123R. See “— The NHS Contracts.”

Sales and Marketing

Sales and marketing expense for the six months ended February 28, 2006 was $802 million, an increase of $66 million, or 9%, over the six months ended February 28, 2005, and remained flat as a percentage of revenues before reimbursements at 10% for the six months ended February 28, 2006, compared to the six months ended February 28, 2005.

General and Administrative Costs

General and administrative costs for the six months ended February 28, 2006 were $739 million, a decrease of $13 million, or 2%, over the six months ended February 28, 2005, and decreased as a percentage of revenues before reimbursements to 9% from 10% during this period. The decrease is primarily due to a decrease in geographic facilities and technology costs and favorable effects of foreign currency exchange.

Reorganization Benefits

We recorded net reorganization benefits of $2 million during the six months ended February 28, 2006, which included a $15 million reduction in reorganization liabilities offset by $13 million of interest expense associated with carrying these liabilities. At February 28, 2006, the remaining liability for reorganization costs was $375 million, of which $249 million was classified as current liabilities because expirations of statutes of limitations could occur within 12 months. During the six months ended February 28, 2005, we recorded net reorganization benefits of $29 million, which included a $42 million reduction in reorganization liabilities offset by a $13 million interest expense associated with carrying these liabilities. In both periods, the reduction in liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Footnote 4 (Restructuring and Reorganization (Benefits) Costs) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.” We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statutes of limitations will have expired in a number of tax jurisdictions by the end of that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in our Consolidated Income Statement.

Operating Income

Operating income for the six months ended February 28, 2006 was $650 million, a decrease of $280 million, or 30%, from the six months ended February 28, 2005, and declined as a percentage of revenues before reimbursements to 7.9% during this period, compared with 12.3% during the prior-year period. Had we expensed employee stock options and employee share purchase rights for the six months ended February 28, 2005 and adjusted for Reorganization benefits, operating income as a percentage of revenues before reimbursements for the six months ended February 28, 2005 would have decreased by 1.7 percentage points. The decreases in operating income and operating income as a percentage of revenues before reimbursements were principally due to the $450 million aggregate loss provision associated with the NHS Contracts recorded by our Government and Products operating groups during the second quarter of fiscal 2006, which had the effect, after the impact on bonus compensation, of reducing operating income in the first half of fiscal 2006 by

$342 million. See “— The NHS Contracts.” Operating income (loss) for each of the operating groups was as follows:

	Six Months Ended February 28,
					Effect of
			Increase	Adjustments	Reorganization	Net Increase
	2006	2005	(Decrease)	(1)(2)	Benefit(2)(3)	(Decrease)(2)
	(in millions)

Communications & High Tech	$350	$288	$62	$19	$7	$88
Financial Services	184	222	(38)	19	7	(12)
Government	(75)	60	(135)	11	5	(119)
Products	35	184	(149)	20	6	(123)
Resources	156	176	(20)	13	4	(3)

Total	$650	$930	$(280)	$82	$27	$(171)

(1)	Adjustments represent the estimated amounts that would have been incurred had we expensed employee stock options and employee share purchase rights for the six months ended February 28, 2005.

(2)	May not total due to rounding.

(3)	Reorganization benefits recorded during the period were allocated to the reportable operating groups as follows:

	Six Months Ended February 28,
	2006(1)	2005(1)	Change(1)
	(in millions)

Communications & High Tech	$(4)	$(11)	$7
Financial Services	(3)	(10)	7
Government	(2)	(7)	5
Products	(4)	(10)	6
Resources	(2)	(6)	4

Total	$(15)	$(42)	$27

(1)	May not total due to rounding.

The following commentary includes the effect on Operating income (loss) had we expensed employee stock options and employee share purchase rights for the six months ended February 28, 2005, and adjusting for reorganization benefits recorded during the period:

•	Communications & High Tech operating income increased primarily due to improved gross margins and revenue growth in our Americas and EMEA regions.

•	Financial Services operating income decreased due to delivery inefficiencies on a small number of contracts, a temporary decline in staff utilization and higher sales and marketing and general and administrative costs.

•	Government recorded an operating loss principally due to a $225 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, which was partially offset by strong gross margins in outsourcing and increased profitability on certain consulting contracts. See “— The NHS Contracts.”

•	Products recorded an operating loss principally due to a $225 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, which was partially offset by strong revenue growth, as well as improvement in gross margins and lower operating costs. See “— The NHS Contracts.”

•	Resources operating income decreased due to delivery inefficiencies on a small number of contracts, increases in payroll costs and a temporary decline in staff utilization, which were partially offset by strong revenue growth.

Interest Income

Interest income for the six months ended February 28, 2006 was $55 million, an increase of $7 million, or 14%, over the six months ended February  28, 2005. The increase resulted primarily from an increase in interest rates and average client financing balances, which was offset by a decrease in average cash and investment balances for the six months ended February 28, 2006, compared with the interest rates and average balances for the six months ended February 28, 2005.

Other Expense

Other expense for the six months ended February 28, 2006 was $13 million, compared with $5 million for the six months ended February 28, 2005. The increase was primarily due to an increase in net foreign currency exchange losses during the six months ended February 28, 2006, compared with the six months ended February 28, 2005.

Provision for Income Taxes

The effective tax rates for the six months ended February 28, 2006 and 2005 were 37.0% and 32.3%, respectively. Our expected fiscal 2006 annual effective tax rate declined to 37.0% in the second quarter of fiscal 2006 from 37.4% in the first quarter of fiscal 2006, primarily as a result of changes to our forecast geographic mix of income and the tax effect of final determinations of reorganization liabilities during the quarter.

The projected fiscal 2006 annual effective rate is higher than the fiscal 2005 annual effective tax rate primarily due to nonrecurring benefits recorded in fiscal 2005 related to final determinations of prior year tax liabilities and reduction in reorganization liabilities, which reduced the fiscal 2005 annual rate by 6.4 percentage points and 1.4 percentage points, respectively. The projected fiscal 2006 effective tax rate includes a benefit of 3.9 percentage points related to updated estimates regarding the probable future benefit of certain deferred tax assets.

Minority Interest

Minority interest for the six months ended February 28, 2006 was $147 million, a decrease of $107 million, or 42%, from the six months ended February  28, 2005. The decrease was principally due to the $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006. See “— The NHS Contracts.” The decrease was also due to a reduction in the minority’s average ownership interest to 33% as of February 28, 2006 from 38% as of February 28, 2005.

Earnings Per Share

Diluted earnings per share were $0.47 for the six months ended February 28, 2006, compared with $0.67 for the six months ended February 28, 2005. For the six months ended February 28, 2005, had we expensed employee stock options and employee share purchase rights, our reported diluted earnings per share would have been $0.61. The loss provision associated with the NHS Contracts had the effect, after the impact on bonus compensation and income taxes, of reducing our diluted earnings per share for the first half of fiscal 2006 by $0.26. See “— The NHS Contracts.” For information regarding our earnings per share calculation, see Footnote 2 (Earnings Per Share) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

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

As of February 28, 2006, cash and cash equivalents of $2,034 million combined with $491 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $2,525 million, compared with $3,185 million at August 31, 2005, a decrease of $660 million.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flow Statements, are summarized in the following table:

	Six Months Ended February 28,
	2006	2005	Change
	(in millions)

Net cash provided by (used in):
Operating activities	$1,052	$726	$326
Investing activities	47	(199)	246
Financing activities	(1,517)	(125)	(1,392)
Effect of exchange rate changes on cash and cash equivalents	(32)	105	(137)

Net (decrease) increase in cash and cash equivalents	$(450)	$507	$(957)

Operating Activities.  The $326 million increase in cash provided was primarily due to increases in revenues and the related collections of billings during the first six months of fiscal 2006 compared to the first six months of fiscal 2005, partially offset by a decrease in accounts payable.

Investing Activities.  The $246 million increase in cash provided was primarily due to net proceeds from marketable securities in the first six months of fiscal 2006 compared with net purchases of marketable securities in the first six months of fiscal 2005, partially offset by an increase in purchases of property and equipment and businesses and investments.

Financing Activities.  The $1,392 million increase in cash used was primarily driven by a significant increase in purchases of common shares and the payment of $268 million in cash dividends, partially offset by a $130 million increase in cash received for Accenture Ltd Class A common shares issued under Accenture’s employee share programs. For additional information, see Footnote 8 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Borrowing Facilities

As of February 28, 2006, we had the following borrowing facilities, including the issuance of letters of credit, for general working capital purposes:

Facility
Amount
(in millions)

Syndicated loan facility	$1,500
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	250
Local guaranteed and non-guaranteed lines of credit	130

Total	$1,880

As of February 28, 2006, we had $5 million and $172 million of short-term borrowings and letters of credit outstanding, respectively, and we continue to be in compliance with the terms of the above facilities.

In addition to the short-term borrowings noted above, we had total outstanding debt of $47 million as of February 28, 2006, which was primarily incurred in connection with our ownership of Accenture HR Services.

Client Financing

In limited circumstances, we agree to extend financing to clients on technology integration consulting contracts. The terms vary by contract, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. Imputed interest is recorded at market rates in Interest income in the Consolidated Income Statement. Information pertaining to client financing was as follows:

	February 28,	August 31,
	2006	2005
	(in millions, except number of clients)

Number of clients	28	29
Client financing included in Current unbilled services	$218	$262
Client financing included in Non-current unbilled services	496	472

Total client financing, current and non-current	714	734
Loss provision(1)	(442)	—

Total client financing, net of loss provision	$272	$734

(1)	The loss provision established during the second quarter of fiscal 2006 was associated with the NHS Contracts. See “— The NHS Contracts.”

Share Purchases and Redemptions

Set forth below is a summary of significant share purchase and redemption activity and developments during the first six months of fiscal 2006. For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2006, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities.”

Senior Executive Trading Policy and Practices

In July 2005, we implemented a Senior Executive Trading Policy applicable to our senior executives which provides, among other things, that all shares obtained in connection with our transition to a corporate structure in July 2001 (“Founder Shares”) still held by our senior executives and available for transfer will also be subject to quarterly trading guidelines. Many of these Founder Shares still held by current and former senior executives also remain subject to significant transfer restrictions contained in Accenture Ltd’s bye-laws and Accenture SCA’s Articles of Association (the “Transfer Restrictions”).

Beginning in the first quarter of fiscal 2006, our current and former senior executives who held Founder Shares were able to individually control the sale or redemption of their shares. Holders of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. (“ACHI”) exchangeable shares wishing to sell or redeem these shares must sell or redeem them to Accenture. During the three and six months ended February 28, 2006, we purchased or redeemed an aggregate of 11,631,335 and 17,017,398 Accenture SCA Class I common shares, respectively, and 171,319 and 198,690 ACHI exchangeable shares, respectively, in individual transactions initiated by current and former senior executives, for total cash outlays of $366 million and $508 million, respectively. Holders of Accenture Ltd Class A common shares sell their shares into the market over the course of each fiscal quarter in regular, brokered transactions through a company-designated broker. During the three and six months ended February 28, 2006, an aggregate of 4,013,650 and 6,609,585 Accenture Ltd Class A common shares, respectively, were sold through these company-designated brokers.

To the best of our knowledge, as of February 28, 2006, our current and former senior executives directly or indirectly held approximately 370 million Founder Shares (or 44% of the combined issued and outstanding

Accenture Ltd Class A common shares, Accenture SCA Class I common shares and ACHI exchangeable shares). Of these Founder Shares, approximately 326 million Founder Shares remain subject to the Transfer Restrictions and approximately 204 million Founder Shares are subject to the Senior Executive Trading Policy.

Open-Market Purchases

We did not make any open-market purchases of Accenture Ltd Class A common shares during the first six months of fiscal 2006.

Off-Balance Sheet Arrangements

We have various agreements by which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of February 28, 2006, we were not aware of any obligations arising under indemnification contracts that would require material payments.

From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. To date, we have not been required to make any payments under any of the contracts described in this paragraph. For additional information, see Footnote 9 (Commitments and Contingencies) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended February 28, 2006, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2005, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of Accenture Ltd’s Annual Report on Form 10-K for the year ended August 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of Accenture Ltd have concluded that, as of the end of such period, Accenture Ltd’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by Accenture Ltd in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in Accenture Ltd’s internal control over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Accenture Ltd’s internal control over financial reporting.

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

The following table provides information relating to the Company’s purchases of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the second quarter of fiscal 2006.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	Publicly Announced
Period	Shares Purchased	Paid per Share	Programs(1)(2)	Plans or Programs
				(in millions)

December 1, 2005 — December 31, 2005
Class A common shares	73,781	$28.72	—	$703
Class X common shares	—	—	—	—
January 1, 2006 — January 31, 2006
Class A common shares	551,702	$23.51	75,271	$701
Class X common shares	7,569,186	$0.0000225	—	—
February 1, 2006 — February 28, 2006
Class A common shares	70,058	$28.74	43,623	$700
Class X common shares	6,608,576	$0.0000225	—	—
Total
Class A common shares(1)(2)(3)(4)	695,541	$24.59	118,894
Class X common shares(5)	14,177,762	$0.0000225	—

(1)	Since April 2002, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the second quarter of fiscal 2006, we did not purchase any Accenture Ltd Class A common shares under this program. The Board of Directors of Accenture Ltd has authorized an aggregate of $1.6 billion for use in these open-market share purchases. As of February 28, 2006, an aggregate of $581 million remained available for these open-market share purchases and on March 24, 2006, an additional $500 million was authorized for use in these open-market share purchases. The open-market purchase program does not have an expiration date.

(2)	In July 2002, we publicly announced our RSU Sell-Back Program, whereby we offer to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. During the second quarter of fiscal 2006, 118,894 Accenture Ltd Class A common shares were purchased under this program. The RSU Sell-Back

Program was terminated, effective March 1, 2006. The approximately $119 million of remaining funds authorized for purchases under this program have been made available for use in Accenture’s other share purchase programs.

(3)	During the second quarter of fiscal 2006, a subsidiary of Accenture SCA purchased 474,238 Accenture Ltd Class A common shares for an aggregate purchase price of $10 million. These transactions consisted of purchases of Accenture shares received in connection with Accenture’s transition to a corporate structure held by certain former senior executives.

(4)	During the second quarter of fiscal 2006, Accenture purchased 102,409 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under the Company’s various employee equity share plans.

(5)	During the second quarter of fiscal 2006, the Company redeemed 14,177,762 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides additional information relating to purchases and redemptions by Accenture of Accenture SCA Class I common shares and ACHI exchangeable shares during the second quarter of fiscal 2006. The Company’s management believes the following table and footnotes provide useful information regarding the share purchase and redemption activity of the Company and its subsidiaries on a consolidated basis. Generally, purchases and redemptions of Accenture SCA Class I common shares and ACHI exchangeable shares reduce shares outstanding for purposes of computing earnings per share.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	Publicly Announced
Period	Shares Purchased(1)	Paid per Share	Programs	Plans or Programs

Accenture SCA
December 1, 2005 — December 31, 2005
Class I common shares	—	—	—	—
January 1, 2006 — January 31, 2006
Class I common shares	9,067,451	$30.68	—	—
February 1, 2006 — February 28, 2006
Class I common shares	2,563,884	$32.03	—	—
Total
Class I common shares(2)	11,631,335	$30.98	—	—
Accenture Canada Holdings Inc.
December 1, 2005 — December 31, 2005
Exchangeable shares	—	—	—	—
January 1, 2006 — January 31, 2006
Exchangeable shares(3)	186,004	$28.63	—	—
February 1, 2006 — February 28, 2006
Exchangeable shares	27,554	$32.51	—	—
Total
Exchangeable shares	213,558	$29.13	—	—

(1)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $3.2 billion for purchases and redemptions of shares from our current and former senior executives and their permitted transferees under our Senior Executive Trading Policy and our prior Share Management Plan. As of February 28, 2006, an aggregate of $252 million remained available for these purchases and redemptions and on March 24, 2006, an additional $1.0 billion was authorized for use in these share purchase programs.

(2)	During the second quarter of fiscal 2006, Accenture redeemed and purchased, in accordance with Accenture SCA’s Articles of Association, a total of 11,631,335 Accenture SCA Class I common shares and 171,319 ACHI exchangeable shares from current and former senior executives and their permitted transferees.

(3)	Includes 42,239 ACHI exchangeable shares purchased from a former senior executive in a discounted share transaction.

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

On February 1, 2006, Accenture Ltd held its 2006 Annual General Meeting of Shareholders, at which the shareholders voted upon the following matters:

(1)	the appointment of Dina Dublon and William D. Green as Class II directors for terms expiring at our annual general meeting of shareholders in 2009; and

(2)	the re-appointment of KPMG LLP as independent auditors of Accenture Ltd for a term expiring at our annual general meeting of shareholders in 2007, and the authorization of the Audit Committee of the Board of Directors to determine KPMG LLP’s remuneration.

Accenture Ltd’s shareholders appointed both nominees as directors and also appointed KPMG LLP as independent auditors of Accenture Ltd and authorized the Audit Committee of the Board of Directors of Accenture Ltd to determine KPMG LLP’s remuneration. Set forth below is the number of votes cast for and against, and the number of abstentions/withheld votes and broker non-votes with respect to each matter voted upon:

				Abstain/	Broker
		For	Against	Withheld	Non-Votes

1.	Appointment of Directors:
	Dina Dublon	514,183,534	3,418,221	1,830,062	0
	William D. Green	514,689,536	3,864,875	877,406	0
2.	Re-appointment of KPMG LLP	517,276,916	1,620,487	534,414	0

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit
Number	Exhibit

10.1	Description of Accenture Annual Bonus Plan
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006
ACCENTURE LTD

By:	/s/ Michael G. McGrath
Name: Michael G. McGrath
Title: Chief Financial Officer