Form 10-Q
period 2006-11-30
ACCENTURE LTD
filed 2006-12-22
CIK 1134538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of December 15, 2006 was 589,171,333 (which number does not include 34,614,467 issued shares held by subsidiaries of the registrant). The number of shares of the Registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of December 15, 2006 was 192,488,100.

ACCENTURE LTD

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE LTD
CONSOLIDATED BALANCE SHEETS
November 30, 2006 and August 31, 2006
(In thousands of U.S. dollars, except share and per share amounts)

	November 30,	August 31,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,437,530	$3,066,988
Short-term investments	298,851	352,951
Receivables from clients, net of allowances of $44,289 and $48,069, respectively	2,257,954	1,916,450
Unbilled services	1,549,652	1,350,211
Deferred income taxes, net	194,442	187,720
Other current assets	464,492	479,501

Total current assets	7,202,921	7,353,821

NON-CURRENT ASSETS:
Unbilled services	77,904	105,081
Investments	123,049	125,119
Property and equipment, net of accumulated depreciation of $1,402,242 and $1,359,978, respectively	715,881	727,692
Goodwill	527,350	527,648
Deferred income taxes, net	391,249	392,211
Other non-current assets	176,219	186,508

Total non-current assets	2,011,652	2,064,259

TOTAL ASSETS	$9,214,573	$9,418,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$2,635	$2,218
Current portion of long-term debt	23,833	22,574
Accounts payable	829,302	856,087
Deferred revenues	1,478,007	1,511,259
Accrued payroll and related benefits	1,767,803	1,693,796
Income taxes payable	890,847	722,096
Deferred income taxes, net	37,913	49,870
Other accrued liabilities	891,626	958,582

Total current liabilities	5,921,966	5,816,482

NON-CURRENT LIABILITIES:
Long-term debt	5,109	27,065
Retirement obligation	515,271	492,555
Deferred income taxes, net	19,720	16,880
Other non-current liabilities	297,999	302,965

Total non-current liabilities	838,099	839,465

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	730,483	867,878
SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, zero shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 623,292,451 and 617,565,722 shares issued as of November 30, 2006 and August 31, 2006, respectively	14	14
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 226,253,923 and 245,006,562 shares issued and outstanding as of November 30, 2006 and August 31, 2006, respectively	5	6
Restricted share units	510,632	482,289
Additional paid-in capital	455,805	701,006
Treasury shares, at cost, 34,773,596 and 36,990,533 shares as of November 30, 2006 and August 31, 2006, respectively	(814,812)	(869,957)
Retained earnings	1,576,657	1,607,391
Accumulated other comprehensive loss	(4,276)	(26,494)

Total shareholders’ equity	1,724,025	1,894,255

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,214,573	$9,418,080

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2006 and 2005
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2006	2005
REVENUES:
Revenues before reimbursements	$4,754,088	$4,169,475
Reimbursements	412,271	373,541

Revenues	5,166,359	4,543,016
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,321,844	2,849,167
Reimbursable expenses	412,271	373,541

Cost of services	3,734,115	3,222,708
Sales and marketing	436,930	408,602
General and administrative costs	379,643	393,766
Reorganization costs	6,079	5,384

Total operating expenses	4,556,767	4,030,460

OPERATING INCOME	609,592	512,556
Gain on investments, net	2,854	1,438
Interest income	36,307	30,353
Interest expense	(5,122)	(4,685)
Other expense	(2,466)	(15,947)

INCOME BEFORE INCOME TAXES	641,165	523,715
Provision for income taxes	235,308	195,869

INCOME BEFORE MINORITY INTEREST	405,857	327,846
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.	(115,813)	(110,136)
Minority interest – other	(5,812)	(2,770)

NET INCOME	$284,232	$214,940

Weighted average Class A common shares:
Basic	598,612,668	586,267,569
Diluted	875,332,780	914,057,273
Earnings per Class A common share:
Basic	$0.47	$0.37
Diluted	$0.46	$0.36
Cash dividends per share	$0.35	$0.30
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Three Months Ended November 30, 2006
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

		Class A		Class X
		Common		Common
		Shares		Shares			Additional	Treasury Shares
	Preferred		No.		No.	Restricted	Paid-in		No.	Retained	Accumulated Other
	Shares	$	Shares	$	Shares	Share Units	Capital	$	Shares	Earnings	Comprehensive Loss	Total
Balance as of August 31, 2006	$—	$14	617,566	$6	245,007	$482,289	$701,006	$(869,957)	(36,991)	$1,607,391	$(26,494)	$1,894,255
Comprehensive income:
Net income										284,232		284,232
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments											856	856
Foreign currency translation adjustments											21,362	21,362

Other comprehensive income											22,218
Comprehensive income												306,450
Income tax benefit on share-based compensation plans							20,081					20,081
Purchases of Class A common shares			(245)				(7,654)	(58,087)	(2,267)			(65,741)
Share-based compensation expense						44,484	17,028					61,512
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(1)	(18,753)		(657,985)					(657,986)
Issuances of Class A common shares related to employee share programs			5,971			(33,138)	121,786	113,232	4,484	(4,910)		196,970
Dividends						16,997				(310,056)		(293,059)
Minority interest							261,543					261,543

Balance as of November 30, 2006	$—	$14	623,292	$5	226,254	$510,632	$455,805	$(814,812)	(34,774)	$1,576,657	$(4,276)	$1,724,025

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2006 and 2005
(In thousands of U.S. dollars)
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$284,232	$214,940
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	144,981	79,271
Reorganization costs, net	6,079	5,384
Share-based compensation expense	62,234	50,832
Deferred income taxes, net	(12,142)	(39,310)
Minority interest	121,625	112,906
Other, net	1,404	(1,224)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(302,720)	(166,078)
Other current assets	16,155	28,944
Unbilled services, current and non-current	(183,813)	(116,159)
Other non-current assets	(10,628)	(9,423)
Accounts payable	(45,563)	(6,147)
Deferred revenues	(58,623)	55,891
Accrued payroll and related benefits	51,953	(91,696)
Income taxes payable	165,245	193,572
Other accrued liabilities	(87,833)	13,091
Other non-current liabilities	13,242	43,587

Net cash provided by operating activities	165,828	368,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	333,833	252,865
Purchases of available-for-sale investments	(272,107)	(14,242)
Proceeds from sales of property and equipment	3,557	1,400
Purchases of property and equipment	(67,144)	(77,956)
Purchases of businesses and investments, net of cash acquired	(19,862)	(5,127)

Net cash (used in) provided by investing activities	(21,723)	156,940

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	196,970	149,067
Purchases of common shares	(723,727)	(1,153,262)
Proceeds from long-term debt	1,851	7,617
Repayments of long-term debt	(6,633)	(16,989)
Proceeds from short-term borrowings	3,091	5,889
Repayments of short-term borrowings	(2,776)	(16,220)
Cash dividends paid	(293,059)	(267,973)
Excess tax benefits from share-based payment arrangements	12,680	18,094
Other, net	(2,887)	(4,363)

Net cash used in financing activities	(814,490)	(1,278,140)
Effect of exchange rate changes on cash and cash equivalents	40,927	(45,174)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(629,458)	(797,993)
CASH AND CASH EQUIVALENTS, beginning of period	3,066,988	2,483,990

CASH AND CASH EQUIVALENTS, end of period	$2,437,530	$1,685,997

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim Consolidated Financial Statements of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (together the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 18, 2006. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2007. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
2. EARNINGS PER SHARE
     Basic and diluted earnings per share were calculated as follows:
     Basic earnings per share

	Three Months Ended
	November 30,
	2006	2005
Net income available for Class A common shareholders	$284,232	$214,940
Basic weighted average Class A common shares	598,612,668	586,267,569

Basic earnings per share	$0.47	$0.37

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     Diluted earnings per share

	Three Months Ended
	November 30,
	2006	2005
Net income available for Class A common shareholders	$284,232	$214,940
Minority interest in Accenture SCA and Accenture Canada Holdings Inc. (1)	115,813	110,136

Net income per share calculation	$400,045	$325,076

Basic weighted average Class A common shares	598,612,668	586,267,569
Class A common shares issuable upon redemption/exchange of minority interest (1)	243,939,464	300,411,591
Diluted effect of employee compensation related to Class A common shares	32,730,465	27,344,964
Diluted effect of employee share purchase plan related to Class A common shares	50,183	33,149

Weighted average Class A common shares	875,332,780	914,057,273

Diluted earnings per share	$0.46	$0.36

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture Ltd Class A common shares, on a one-for-one basis. The income effect does not take into account “Minority interest — other,” since those shares are not redeemable or exchangeable for Accenture Ltd Class A common shares.
3. REORGANIZATION (BENEFITS) COSTS
     In fiscal 2001, the Company accrued reorganization liabilities in connection with its transition to a corporate structure. These liabilities included certain non-income tax liabilities, such as stamp taxes, as well as liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to the Company as part of the reorganization. These primarily represent unusual and disproportionate individual income tax exposures assumed by certain, but not all, of its shareholders and partners in certain tax jurisdictions specifically related to the transfer of their partnership interests in certain entities to the Company as part of the reorganization. The Company has identified certain shareholders and partners who may incur such unusual and disproportionate financial damage in certain jurisdictions. These include shareholders and partners that were subject to tax in their jurisdiction on items of income arising from the reorganization transaction that were not taxable for most other shareholders and partners. In addition, certain other shareholders and partners were subject to a different rate or amount of tax than other shareholders or partners in the same jurisdiction. If additional taxes are assessed on these shareholders or partners in connection with these transfers, the Company intends to make payments to reimburse certain of the costs associated with the assessment either to the shareholder or partner, or to the taxing authority. The Company has recorded reorganization expense and a related liability for the amount it estimates it will reimburse in situations where assessments occur. Interest accruals are made to cover interest on this liability.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     The Company’s reorganization activity was as follows:

	Three Months Ended
	November 30,
	2006	2005
Reorganization liability balance, beginning of period	$350,864	$381,440
Final determinations (1)	—	(1,098)
Changes in estimates	—	—

Benefit recorded	—	(1,098)
Interest expense accrued	6,079	6,482
Payments	—	—

Costs	6,079	5,384
Foreign currency translation	8,660	(8,706)

Reorganization liability, end of period	$365,603	$378,118

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.
     As of November 30, 2006, reorganization liabilities of $279,219 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $86,384 were included in Other non-current liabilities in the Consolidated Balance Sheet. The Company anticipates that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the Company expects final determinations will have occurred or the final statutes of limitations will have expired in a number of tax jurisdictions by the end of that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement.
4. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of Accumulated other comprehensive loss were as follows:

	November 30,	August 31,
	2006	2006
Unrealized losses on marketable securities, net of reclassification adjustments	$(2,623)	$(3,479)
Foreign currency translation adjustments	30,749	9,387
Minimum pension liability adjustments, net of tax of $22,863 and $22,863, respectively	(32,402)	(32,402)

Accumulated other comprehensive loss	$(4,276)	$(26,494)

     Comprehensive income was as follows:

	November 30,
	2006	2005
Three months ended	$306,450	$191,344

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
5. GOODWILL
     The changes in the carrying amount of goodwill by reportable operating segment for the three months ended November 30, 2006 were as follows:

			Foreign
	Balance at		Currency	Balance at
	August 31,	Additions/	Translation	November 30,
	2006	Adjustments	Adjustments	2006
Communications & High Tech	$82,739	$101	$1,857	$84,697
Financial Services	123,592	(1,853)	851	122,590
Government	33,253	(658)	615	33,210
Products	258,390	(3,811)	1,894	256,473
Resources	29,674	148	558	30,380

Total	$527,648	$(6,073)	$5,775	$527,350

6. RETIREMENT PLANS
     In the United States and certain other countries, the Company maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned Accenture employees. The components of net periodic pension and postretirement expense were as follows:

	Pension Benefits
	Three Months Ended November 30,
	2006		2005
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$12,706	$13,327	$16,103	$12,832
Interest cost	13,510	6,956	12,481	5,287
Expected return on plan assets	(14,946)	(6,519)	(13,080)	(4,865)
Amortization of transitional obligation	—	(20)	—	—
Amortization of loss	325	350	7,785	466
Amortization of prior service cost	182	155	287	385

Total	$11,777	$14,249	$23,576	$14,105

	Postretirement Benefits
	Three Months Ended November 30,
	2006		2005
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,666	$304	$2,524	$518
Interest cost	1,520	382	1,538	435
Expected return on plan assets	(375)	—	(355)	—
Amortization of transitional obligation	20	—	20	—
Amortization of loss	—	16	630	55
Amortization of prior service cost	(200)	(190)	(200)	(72)

Total	$2,631	$512	$4,157	$936

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
7. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Share Purchase Activity
     The Board of Directors of Accenture Ltd has authorized funding for its publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for redemptions and repurchases of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by the Company’s current and former senior executives and their permitted transferees. In addition, during the three months ended November 30, 2006, the Board of Directors of Accenture Ltd separately authorized funding for a discounted tender offer for Accenture SCA Class I common shares. The Company’s share purchase activity during the three months ended November 30, 2006 was as follows:

	Shares	Amount
Open-Market Share Purchases (1)	—	$—
Discounted Tender Offer (2)	7,538,172	187,195
Other Share Purchase Programs:
Accenture SCA Class I common shares	14,163,150	463,706
Accenture Canada Holdings Inc. exchangeable shares	218,319	7,085
Accenture Ltd Class A common shares (3)	1,979,450	48,991

Subtotal of Other Share Purchase Programs	16,360,919	519,782
Other purchases (4)	538,598	16,750

Total	24,437,689	$723,727

(1)	During the three months ended November 30, 2006, the Company did not purchase any Accenture Ltd Class A common shares under this program.

(2)	On September 11, 2006, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective October 11, 2006, at a price of $24.75 per share.

(3)	On November 13, 2006, Accenture Finance (Gibraltar) Ltd, an indirect subsidiary of Accenture SCA, purchased Accenture Ltd Class A common shares at a price of $24.75 per share from certain former senior executives residing outside the United States.

(4)	During the three months ended November 30, 2006, as authorized under its various employee equity share plans, the Company acquired Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.
     As of November 30, 2006, the Company’s available authorization was $1,400,452, which includes $978,339 and $422,113 for the open-market share purchase program and other share purchase programs, respectively.
Dividend
     On November 15, 2006, a cash dividend of $0.35 per share was paid on Accenture Ltd’s Class A common shares to shareholders of record at the close of business on October 13, 2006, resulting in a cash outlay of $204,452. On November 15, 2006, a cash dividend of $0.35 per share was also paid on Accenture SCA’s Class I common shares to shareholders of record at the close of business on October 5, 2006 and on Accenture Canada Holdings Inc. exchangeable shares to shareholders of record at the close of business on October 13, 2006, resulting in cash outlays of $87,232 and $1,375, respectively. The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units. Diluted weighted average Class A common share amounts have been restated for all periods presented to reflect this issuance.
8. COMMITMENTS AND CONTINGENCIES
Guarantees
     As a result of its increase in ownership percentage of Accenture HR Services from 50 percent to 100 percent in February 2002, the Company may be required to make up to $177,500 of additional purchase price payments through September 30, 2008, conditional on Accenture HR Services achieving certain levels of qualifying revenues. The remaining potential liability as of November 30, 2006 was $157,519.

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
     The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2006, management was not aware of any obligations arising under indemnification contracts that would require material payments.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. As of November 30, 2006, the Company estimates it had assumed an aggregate potential liability of approximately $1,460,580 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $146,675 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph.
The NHS Contracts
     The Company previously entered into certain large, long-term contracts (the “NHS Contracts”) under which the Company was engaged by the National Health Service in England (the “NHS”) to design, develop and deploy new patient administration, assessment and care systems for local healthcare providers and, subsequently, to provide ongoing operational services (the “Operational Services”) once these systems were deployed. On September 28, 2006, the Company entered into a tripartite agreement (the “NHS Transfer Agreement”) with the NHS and Computer Sciences Corporation (“CSC”), an unrelated third party, under which the Company agreed to transfer to CSC all of its rights and obligations under the NHS Contracts, except those relating to the Picture Archiving Communication System. The Company expects to substantially complete the transfer during the second quarter of fiscal 2007.
     In connection with the transition and wind-down of Operational Services work related to the NHS Transfer Agreement, the Company expects losses not to exceed $125,000 in fiscal 2007. On October 4, 2006, the Company remitted approximately $50,000 in settlement of liabilities in connection with the NHS Transfer Agreement. In addition, during fiscal 2007 the Company will repay approximately $120,000 to the NHS, representing the difference between the deployment and services billings that the Company received under the NHS Contracts during their terms and the amounts the Company is entitled to retain by agreement under the NHS Transfer Agreement. This amount was recorded in Other accrued liabilities in the Consolidated Balance Sheet as of November 30, 2006. The Company’s remaining obligations under the NHS Contracts are immaterial.
Legal Contingencies
     As of November 30, 2006, the Company or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, the management of the Company believes these matters will not ultimately have a material effect on the results of operations, financial position or cash flows of the Company.

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
     The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Information regarding the Company’s reportable operating segments was as follows:

	Three Months Ended November 30,
	2006		2005
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income	Reimbursements	Income
Communications & High Tech	$1,096,390	$134,401	$1,047,541	$172,306
Financial Services	1,067,247	133,892	854,872	81,603
Government	627,828	28,362	598,119	61,622
Products	1,194,668	207,079	1,017,035	117,733
Resources	762,990	105,858	650,286	79,292
Other	4,965	—	1,622	—

Total	$4,754,088	$609,592	$4,169,475	$512,556

10. NEWLY ISSUED ACCOUNTING STANDARDS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for the Company beginning September 1, 2007. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending August 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending August 31, 2009. The Company is currently evaluating the impact of SFAS No. 158; however, the Company does not expect that it will have a material impact on its Consolidated Financial Statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result, is effective for the Company’s fiscal year ending August 31, 2007. The Company is currently evaluating the impact of SAB No. 108 on its Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2006, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2006.
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
Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in currency exchange rates, and the following factors:
•	Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

•	The consulting, systems integration and technology, and outsourcing markets are highly competitive, and we might not be able to compete effectively.

•	Our results of operations could be affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our work with government clients exposes us to additional risks inherent in the government contracting process.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

•	Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

•	Outsourcing services are a significant part of our business and subject us to operational and financial risk.

•	We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

•	Our results from operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

•	Our profitability could suffer if we are not able to maintain favorable pricing rates.

•	Our profitability could suffer if we are not able to maintain favorable utilization rates.

•	If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

•	Many of our contracts utilize performance pricing that links some of our fees to the attainment of various performance or business targets. This could increase the variability of our revenues and margins.

•	Our alliance relationships may not be successful.

•	Our global operations are subject to complex risks, some of which might be beyond our control.

•	Our profitability could suffer if we are not able to control our costs.

•	If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.

•	If we are unable to collect our receivables or amounts extended to our clients as financing, our results of operations could be adversely affected.

•	Tax legislation and negative publicity related to Bermuda companies could lead to an increase in our tax burden or affect our relationships with our clients.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	If we are unable to manage the organizational challenges associated with the size and expansion of our company, we might be unable to achieve our business objectives.

•	We might acquire other businesses or technologies, and there is a risk that we might not successfully integrate them with our business or might otherwise fail to achieve our strategic objectives.

•	The share price of Accenture Ltd Class A common shares could be adversely affected from time to time by sales, or the anticipation of future sales, of Class A common shares held by our employees and former employees.

•	Our share price has fluctuated in the past and could continue to fluctuate, including in response to variability in revenues, operating results and profitability, and as a result our share price could be difficult to predict.

•	Our share price could be adversely affected if we are unable to maintain effective internal controls.

•	We are registered in Bermuda and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the Federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and might afford less protection to shareholders.

•	We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.
     For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2006. We undertake no obligation to update or revise any forward-looking statements.

Overview
     Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.
     Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. The current economic environment continues to stimulate the technology spending of many companies. We are also continuing to see strong demand for our services. We continue to expect that revenue growth rates across our segments may vary from quarter to quarter during fiscal 2007 as economic conditions vary in different industries and geographic markets.
     Revenues before reimbursements for the three months ended November 30, 2006 were $4.75 billion, compared with $4.17 billion for the three months ended November 30, 2005, an increase of 14% in U.S. dollars and 11% in local currency terms.
     Consulting revenues before reimbursements for the three months ended November 30, 2006 were $2.91 billion, compared with $2.58 billion for the three months ended November 30, 2005, an increase of 13% in U.S. dollars and 10% in local currency terms.
     Outsourcing revenues before reimbursements for the three months ended November 30, 2006 were $1.84 billion, compared with $1.59 billion for the three months ended November 30, 2005, an increase of 16% in U.S. dollars and 13% in local currency terms. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.
     As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2006, the weakening of various currencies versus the U.S. dollar resulted in an unfavorable currency translation and decreased our reported revenues, operating expenses and operating income. In the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, the U.S. dollar weakened against other currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income, compared to the same period in the prior year. If this trend continues in the remainder of fiscal 2007, our U.S. dollar revenue growth may be higher than our growth in local currency terms. If the U.S. dollar strengthens against other currencies in the remainder of fiscal 2007, our U.S. dollar revenue growth may be lower than our growth in local currency.
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
     Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) for the three months ended November 30, 2006 was 30.1%, compared with 31.7% for the three months ended November 30, 2005. The decrease in gross margin for the three months ended November 30, 2006 was principally due to higher annual bonus accruals.

     Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
     Annualized attrition in the first quarter of fiscal 2007 was 19%, excluding involuntary terminations, up slightly from the fourth quarter of fiscal 2006, but consistent with historical attrition rates. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our network of delivery centers and other capabilities around the world. We have adjusted and may need to continue to adjust compensation during the remainder of fiscal 2007 in certain industry segments, skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. Our margins and ability to grow our business could be adversely affected if we do not continue to manage attrition and if we do not effectively utilize and assimilate substantial numbers of new employees into our workforces.
     Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 17% for the three months ended November 30, 2006, compared with 19% for the three months ended November 30, 2005. The decrease in these costs as a percentage of revenues before reimbursements was primarily due to strong revenue growth and our ability to maintain sales and marketing and general and administrative costs at a consistent level when compared with the prior year.
     Operating income as a percentage of revenues before reimbursements increased to 12.8% for the three months ended November 30, 2006, from 12.3% for the three months ended November 30, 2005. The increase in operating income as a percentage of revenues before reimbursements for the three months ended November 30, 2006 was principally due to higher utilization and our ability to maintain sales and marketing and general and administrative costs at a consistent level when compared with the prior year.
The NHS Contracts
     We previously entered into certain large, long-term contracts (the “NHS Contracts”) under which we were engaged by the National Health Service in England (the “NHS”) to design, develop and deploy new patient administration, assessment and care systems for local healthcare providers and, subsequently, to provide ongoing operational services (the “Operational Services”) once these systems were deployed. On September 28, 2006, we entered into a tripartite agreement (“the NHS Transfer Agreement”) with the NHS and Computer Sciences Corporation (“CSC”), an unrelated third party, under which we agreed to transfer to CSC all of our rights and obligations under the NHS Contracts, except those relating to the Picture Archiving Communication System. We expect to substantially complete the transfer during the second quarter of fiscal 2007.
     In connection with the transition and wind-down of Operational Services work related to the NHS Transfer Agreement, we continue to believe that losses will not exceed $125 million in fiscal 2007. On October 4, 2006, we remitted approximately $50 million in settlement of liabilities in connection with the NHS Transfer Agreement. In addition, during fiscal 2007 we will repay approximately $120 million to the NHS, representing the difference between the deployment and services billings that we received under the NHS Contracts during their terms and the amounts we are entitled to retain by agreement under the NHS Transfer Agreement. This amount was recorded in Other accrued liabilities in the Consolidated Balance Sheet as of November 30, 2006. Our remaining obligations under the NHS Contracts are immaterial.
Bookings and Backlog
     New contract bookings for the three months ended November 30, 2006 were $5,479 million, a decrease of $62 million, or 1%, from the three months ended November 30, 2005, with consulting bookings increasing 6%, to $2,955 million, and outsourcing bookings decreasing 9%, to $2,524 million. The average size of our outsourcing contract new bookings has decreased when compared to outsourcing contract bookings for the three months ended November 30, 2005.
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
Critical Accounting Policies and Estimates
     For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended August 31, 2006.
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

     Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of Total
					Revenues Before
	Three Months Ended			Percent	Reimbursements for the
	November 30,			Increase	Three Months Ended
	2006	2005	Percent	Local	November 30,
	(in millions)		Increase US$	Currency	2006	2005
OPERATING GROUPS
Communications & High Tech	$1,096	$1,047	5%	2%	23%	25%
Financial Services	1,067	855	25	21	23	21
Government	628	598	5	4	13	14
Products	1,195	1,017	17	14	25	24
Resources	763	650	17	14	16	16
Other	5	2	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	4,754	4,169	14%	11%	100%	100%

Reimbursements	412	374	10

TOTAL REVENUES	$5,166	$4,543	14%

GEOGRAPHY
Americas	$2,090	$1,855	13%	12%	44%	45%
EMEA (1)	2,303	2,011	15	9	48	48
Asia Pacific	361	303	19	19	8	7

TOTAL Revenues Before Reimbursements	$4,754	$4,169	14%	11%	100%	100%

TYPE OF WORK
Consulting	$2,909	$2,576	13%	10%	61%	62%
Outsourcing	1,845	1,593	16	13	39	38

TOTAL Revenues Before Reimbursements	$4,754	$4,169	14%	11%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.
Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005
  Revenues
     Our Communications & High Tech operating group achieved revenues before reimbursements of $1,096 million for the three months ended November 30, 2006, compared with $1,047 million for the three months ended November 30, 2005, an increase of 5% in U.S. dollars and 2% in local currency terms, with outsourcing growth across all regions and consulting growth in our Asia Pacific region. The increase was principally driven by strong growth in our Electronics & High Tech industry group in our EMEA region and in our Media & Entertainment industry group across all geographic regions. This growth was tempered by flat results in our Communications industry group when compared to the same period in fiscal 2006.
     Our Financial Services operating group achieved revenues before reimbursements of $1,067 million for the three months ended November 30, 2006, compared with $855 million for the three months ended November 30, 2005, an increase of 25% in U.S. dollars and 21% in local currency terms, with both consulting and outsourcing contributing to the revenue growth. The increase was principally driven by strong growth in our Banking industry group in our EMEA region, our Capital Markets industry group in our Americas region and our Insurance industry group across all geographic regions.
     Our Government operating group achieved revenues before reimbursements of $628 million for the three months ended November 30, 2006, compared with $598 million for the three months ended November 30, 2005, an increase of 5% in U.S. dollars and 4% in local currency terms. The increase was primarily driven by consulting growth in our Americas and EMEA regions and outsourcing growth in our Asia Pacific region.

     Our Products operating group achieved revenues before reimbursements of $1,195 million for the three months ended November 30, 2006, compared with $1,017 million for the three months ended November 30, 2005, an increase of 17% in U.S. dollars and 14% in local currency terms, with both consulting and outsourcing contributing to the revenue growth. The increase was primarily driven by strong growth in our Americas region, principally in our Retail, Health & Life Sciences and Consumer Goods & Services industry groups, and in our EMEA region, principally in our Consumer Goods & Services, Health & Life Sciences and Industrial Equipment industry groups. These increases more than offset an expected revenue decline in our Retail industry group in our EMEA region.
     Our Resources operating group achieved revenues before reimbursements of $763 million for the three months ended November 30, 2006, compared with $650 million for the three months ended November 30, 2005, an increase of 17% in U.S. dollars and 14% in local currency terms, with strong consulting revenue growth across all geographic regions. We experienced strong revenue growth across all four industry groups: Energy, Utilities, Natural Resources and Chemicals.
     Our Americas region achieved revenues before reimbursements for the three months ended November 30, 2006 of $2,090 million, compared with $1,855 million for the three months ended November 30, 2005, an increase of 13% in U.S. dollars and 12% in local currency terms. Growth was principally driven by our business in the United States, Canada and Brazil.
     Our EMEA region achieved revenues before reimbursements for the three months ended November 30, 2006 of $2,303 million, compared with $2,011 million for the three months ended November 30, 2005, an increase of 15% in U.S. dollars and 9% in local currency terms. Growth was driven principally by our business in Spain, the Netherlands, Italy, Germany, Ireland and France.
     Our Asia Pacific region achieved revenues before reimbursements for the three months ended November 30, 2006 of $361 million, compared with $303 million for the three months ended November 30, 2005, an increase of 19% in both U.S. dollars and local currency terms. Growth was principally driven by our business in Australia and Japan.
  Operating Expenses
     Operating expenses for the three months ended November 30, 2006 were $4,557 million, an increase of $526 million, or 13%, over the three months ended November 30, 2005, and decreased as a percentage of revenues to 88% from 89% during this period. Operating expenses before reimbursable expenses for the three months ended November 30, 2006 was $4,144 million, an increase of $488 million, or 13%, over the three months ended November 30, 2005, and decreased as a percentage of revenues before reimbursements to 87% from 88% over this period.
  Cost of Services
     Cost of services for the three months ended November 30, 2006 was $3,734 million, an increase of $511 million, or 16%, over the three months ended November 30, 2005, and increased as a percentage of revenues to 72% from 71% over this period. Cost of services before reimbursable expenses for the three months ended November 30, 2006 was $3,322 million, an increase of $473 million, or 17%, over the three months ended November 30, 2005, and increased as a percentage of revenues before reimbursements to 70% from 68% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) decreased to 30.1% from 31.7% during this period. The increase in costs of services and the decrease in gross margin was principally due to higher annual bonus accruals.
  Sales and Marketing
     Sales and marketing expense for the three months ended November 30, 2006 was $437 million, an increase of $28 million, or 7%, over the three months ended November 30, 2005, and decreased as a percentage of revenues before reimbursements to 9% from 10% over this period. This decrease is primarily due to lower payroll costs, resulting from higher utilization of our client-services workforce on contracts when compared to the same period in fiscal 2006.
  General and Administrative Costs
     General and administrative costs for the three months ended November 30, 2006 were $380 million, a decrease of $14 million, or 4%, from the three months ended November 30, 2005, and decreased as a percentage of revenues before reimbursements to 8% from 9% during this period. The decrease is primarily due to lower spending on facilities and technology costs.

  Operating Income
     Operating income for the three months ended November 30, 2006 was $610 million, an increase of $97 million, or 19%, from the three months ended November 30, 2005, and increased as a percentage of revenues before reimbursements to 13% from 12% over this period. Operating income for each of the operating groups was as follows:

	Three Months Ended November 30,
			Increase
	2006	2005	(Decrease)
	(in millions)
Communications & High Tech	$135	$172	$(37)
Financial Services	134	82	52
Government	28	62	(34)
Products	207	118	89
Resources	106	79	27

Total	$610	$513	$97

     Operating income commentary by operating group is as follows:
•	Communications & High Tech operating income decreased due to higher combined sales and marketing and general and administrative costs, partially offset by consulting revenue growth and improved contract margins in our Asia Pacific region.

•	Financial Services operating income increase was driven by strong revenue growth, higher utilization, improved delivery efficiencies compared to the three months ended November 30, 2005 and lower combined sales and marketing and general and administrative costs as a percentage of revenues before reimbursements.

•	Government operating income decreased due primarily to asset impairments associated with an outsourcing contract, partially offset by consulting revenue growth and improved consulting contract margins.

•	Products operating income increase was driven by strong revenue growth, improved contract margins and lower combined sales and marketing and general and administrative costs as a percentage of revenues before reimbursements.

•	Resources operating income increase was driven by strong revenue growth, improved contract margins and lower sales and marketing costs as a percentage of revenues before reimbursements.
  Interest Income
     Interest income for the three months ended November 30, 2006 was $36 million, an increase of $6 million, or 20%, over the three months ended November 30, 2005. The increase resulted primarily from an increase in interest rates.
  Other Expense
     Other expense for the three months ended November 30, 2006 was $2 million, a decrease of $13 million from the three months ended November 30, 2005. The decrease resulted primarily from a decrease in net foreign currency exchange losses.
  Provision for Income Taxes
     The effective tax rates for the three months ended November 30, 2006 and 2005 were 36.7% and 37.4%, respectively. We expect the fiscal 2007 annual effective tax rate to be 36.7%. The fiscal 2006 annual effective tax rate was 25.5%. The projected fiscal 2007 annual effective tax rate is higher than the fiscal 2006 annual effective tax rate primarily due to nonrecurring benefits recorded in fiscal 2006 related to final determinations of prior year tax liabilities, which reduced the fiscal 2006 annual rate by 10.8 percentage points.

  Minority Interest
     Minority interest for the three months ended November 30, 2006 was $122 million, an increase of $9 million, or 8%, over the three months ended November 30, 2005. The increase was primarily due to an increase in income before minority interest of $78 million, partially offset by a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average ownership interest to 29% as of November 30, 2006 from 34% as of November 30, 2005.
  Earnings Per Share
     Diluted earnings per share were $0.46 for the three months ended November 30, 2006, compared with $0.36 for the three months ended November 30, 2005. For information regarding our earnings per share calculations, see Footnote 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
     As of November 30, 2006, cash and cash equivalents of $2,438 million combined with $407 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $2,845 million, compared with $3,530 million as of August 31, 2006, a decrease of $685 million.
     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended November 30,
	2006	2005	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$166	$368	$(202)
Investing activities	(22)	157	(179)
Financing activities	(814)	(1,278)	464
Effect of exchange rate changes on cash and cash equivalents	41	(45)	86

Net decrease in cash and cash equivalents	$(629)	$(798)	$169

     Operating Activities. The $202 million decrease in cash provided was primarily due to increases in net client balances during the first three months of fiscal 2007 compared to the first three months of fiscal 2006, partially offset by an increase in net income.
     Investing Activities. The $179 million decrease in cash provided was primarily due to an increase in purchases of marketable securities in the first three months of fiscal 2007 compared to the first three months of fiscal 2006, partially offset by an increase in proceeds from marketable securities.
     Financing Activities. The $464 million decrease in cash used was primarily driven by a significant decrease in purchases of common shares and a $48 million increase in cash received for Accenture Ltd Class A common shares issued under our employee share programs in the first three months of fiscal 2007 compared to the first three months of fiscal 2006, partially offset by a

$25 million increase in cash dividends paid. For additional information, see Footnote 7 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
  Borrowing Facilities
     As of November 30, 2006, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

		Borrowings
		Under
	Facility Amount	Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	3
Local guaranteed and non-guaranteed lines of credit	135	—

Total	$1,685	$3

     Under the borrowing facilities described above, we had an aggregate of $163 million of letters of credit outstanding as of November 30, 2006. In addition, as of November 30, 2006, we had zero other short-term borrowings and total outstanding debt of $29 million, which was primarily incurred in conjunction with the purchase of Accenture HR Services.
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

	November 30,	August 31,
	2006	2006
	(in millions, except number of clients)
Number of clients	24	25

Client financing included in Current unbilled services	$149	$158
Client financing included in Non-current unbilled services	78	105

Total client financing, current and non-current	$227	$263

  Share Purchases and Redemptions
     The Board of Directors of Accenture Ltd has authorized funding for its publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for redemptions and repurchases of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees. In addition, during the three months ended November 30, 2006, the Board of Directors of Accenture Ltd separately authorized funding for a discounted tender offer for Accenture SCA Class I common shares. Our share purchase activity during the three months ended November 30, 2006 was as follows:

	Shares	Amount
		(in millions)
Open-Market Share Purchases (1)	—	$—
Discounted Tender Offer (2)	7,538,172	187
Other Share Purchase Programs:
Accenture SCA Class I common shares	14,163,150	464
Accenture Canada Holdings Inc. exchangeable shares	218,319	7
Accenture Ltd Class A common shares (3)	1,979,450	49

Subtotal of Other Share Purchase Programs	16,360,919	520
Other purchases (4)	538,598	17

Total	24,437,689	$724

(1)	During the three months ended November 30, 2006, we did not purchase any Accenture Ltd Class A common shares under this program.

(2)	On September 11, 2006, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective October 11, 2006, at a price of $24.75 per share.

(3)	On November 13, 2006, Accenture Finance (Gibraltar) Ltd, an indirect subsidiary of Accenture SCA, purchased Accenture Ltd Class A common shares at a price of $24.75 per share from certain former senior executives residing outside the United States.

(4)	During the three months ended November 30, 2006, as authorized under our various employee equity share plans, we acquired Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.
     As of November 30, 2006, our available authorization was $1,400 million, which includes $978 million and $422 million for the open-market share purchase program and other share purchase programs, respectively.
     For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2007, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities.”
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.
     From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. To date, we have not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, see Footnote 8 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Newly Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for us beginning September 1, 2007. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for our fiscal year ending August 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending August 31, 2009. We are currently evaluating the impact of SFAS No. 158; however, we do not expect that it will have a material impact on our Consolidated Financial Statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result is effective for our fiscal year ending August 31, 2007. We are currently evaluating the impact of SAB No. 108 on our Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the three months ended November 30, 2006, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2006, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of Accenture Ltd’s Annual Report on Form 10-K for the year ended August 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of Accenture Ltd have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2006. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; ISSUER PURCHASES OF EQUITY SECURITIES
Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares
     The following table provides information relating to our purchases of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the first quarter of fiscal 2007.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	Publicly Announced
Period	Shares Purchased	per Share	Programs (1)	Plans or Programs
				(in millions)
September 1, 2006 — September 30, 2006
Class A common shares	303,742	$29.83	—	$978
Class X common shares	490,434	$0.0000225	—	—
October 1, 2006 — October 31, 2006
Class A common shares	93,292	$32.33	—	$978
Class X common shares	14,172,192	$0.0000225	—	—
November 1, 2006 — November 30, 2006
Class A common shares	2,121,014	$25.30	—	$978
Class X common shares	4,090,013	$0.0000225	—	—
Total
Class A common shares (1)(2)(3)	2,518,048	$26.11	—
Class X common shares (4)	18,752,639	$0.0000225	—

(1)	Since August 2001, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the first quarter of fiscal 2007, we did not purchase any Accenture Ltd Class A common shares under this program. To date, the Board of Directors of Accenture has authorized an aggregate of $2.4 billion for use in these open-market share purchases. As of November 30, 2006, an aggregate of $978 million remained available for these open-market share purchases. The open-market purchase program does not have an expiration date.

(2)	During the first quarter of fiscal 2007, Accenture purchased 538,598 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under our various employee equity share plans.

(3)	During the first quarter of fiscal 2007, Accenture Finance (Gibraltar) Ltd, an indirect subsidiary of Accenture SCA, purchased Accenture Ltd Class A common shares at a price of $24.75 per share from certain former senior executives residing outside the United States.

(4)	During the first quarter of fiscal 2007, we redeemed 18,752,639 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.
Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares
     The following table provides additional information relating to purchases and redemptions by Accenture of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the first quarter of fiscal 2007. Our management believes the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing earnings per share.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	Publicly Announced
Period	Shares Purchased (1)	per Share	or Programs	Plans or Programs
Accenture SCA
September 1, 2006 — September 30, 2006
Class I common shares	—	—	—	—
October 1, 2006 — October 31, 2006
Class I common shares	16,596,335	$28.95	—	—
November 1, 2006 — November 30, 2006
Class I common shares	5,104,987	$33.40	—	—
Total
Class I common shares (2) (3)	21,701,322	$29.99	—	—
Accenture Canada Holdings Inc.
September 1, 2006 — September 30, 2006
Exchangeable shares	—	—	—	—
October 1, 2006 — October 31, 2006
Exchangeable shares	193,365	$32.34	—	—
November 1, 2006 — November 30, 2006
Exchangeable shares	24,954	$33.31	—	—
Total
Exchangeable shares (3)	218,319	$32.45	—	—

(1)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $4.2 billion for purchases and redemptions of shares from our current and former senior executives and their permitted transferees under our Senior Executive Trading Policy and our prior Share Management Plan. As of November 30, 2006, an aggregate of $422 million remained available for these purchases and redemptions. These aggregate authorized amounts do not include an additional $650 million specifically authorized to effect the October 11, 2006 tender offer described in footnote 2 below.

(2)	On September 11, 2006, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase, effective October 11, 2006, of an aggregate of 7,538,172 Accenture SCA Class I common shares at a price of $24.75 per share. The Board of Directors of Accenture approved up to $650 million in funding for this tender offer. This transaction was unrelated to our publicly announced share plans or programs.

(3)	During the first quarter of fiscal 2007, Accenture redeemed and purchased a total of 14,163,150 Accenture SCA Class I common shares and 218,319 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees.
Purchases and redemptions of Accenture SCA Class II and Class III common shares
     On November 15, 2006, Accenture SCA redeemed 4,832,465 Class II common shares and 5,512,267 Accenture SCA Class III common shares from Accenture. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. These inter-company transactions do not reduce shares outstanding for purposes of computing earnings per share reflected in our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Date: December 22, 2006

ACCENTURE LTD
By:	/s/ Pamela J. Craig
	Name:	Pamela J. Craig
	Title:	Chief Financial Officer