Form 10-K
period 2007-08-31
ACCENTURE LTD
filed 2007-10-23
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2007 was approximately $21,225,759,608, based on the closing price of the registrant’s Class A common shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $35.78 per share and on the par value of the registrant’s Class X common shares, par value $0.0000225 per share.

The number of shares of the registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of October 15, 2007 was 601,032,814 (which number does not include 37,111,706 issued shares held by subsidiaries of the registrant). The number of shares of the registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of October 15, 2007 was 159,462,661.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual General Meeting of Shareholders           Part III

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate. Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed below under the section entitled “Risk Factors.”

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

Overview

Accenture is one of the world’s leading management consulting, technology services and outsourcing organizations, with approximately 170,000 employees; offices and operations in more than 150 cities in 49 countries; and revenues before reimbursements of $19.70 billion for fiscal 2007.

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

Our three growth platforms—management consulting, systems integration and technology, and outsourcing—are the innovation engines through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The subject matter experts within these areas work closely with the professionals in our operating groups to develop and deliver solutions to clients.

Client engagement teams—which typically consist of industry experts, capability specialists and professionals with local market knowledge—leverage the full capabilities of our global delivery model to deliver price-competitive solutions and services.

Operating Groups

The following table shows the organization of our five operating groups and their 17 industry groups. For financial reporting purposes, our operating groups are our reportable operating segments. We do not allocate total assets by operating group, although our operating groups do manage and control certain assets. For certain historical financial information regarding our operating groups (including certain asset information), as well as financial information by geographical areas (including long-lived asset information), see Note 16 (Segment Reporting) to our Consolidated Financial Statements below under “Financial Statements and Supplementary Data.”

Operating Groups
Communications	Financial
& High Tech	Services	Products	Resources	Public Service

• Communications	• Banking	• Automotive	• Chemicals	• Public Service
• Electronics & High Tech	• Capital Markets	• Consumer Goods & Services	• Energy • Natural
• Media &	• Insurance	• Health & Life	Resources
Entertainment		Sciences	• Utilities
• Industrial Equipment
• Retail
• Transportation & Travel Services

Communications & High Tech

We are a leading provider of management consulting, technology, systems integration and outsourcing services and solutions to the communications, electronics, high technology, media and entertainment industries. Our Communications & High Tech professionals help clients enhance their business results through industry-specific solutions and by seizing the opportunities made possible by the convergence of communications, computing and content. Examples of our services and solutions include the application of mobile technology, advanced communications network optimization, broadband and Internet protocol solutions, product innovation and digital rights management as well as systems integration, customer care, supply chain and workforce transformation services. In support of these services, we selectively pursue strategic acquisitions and have developed an array of assets, repeatable solutions, methodologies and research facilities to demonstrate how new technologies and industry-leading practices can be applied in new and innovative ways to enhance our clients’ business performance. In fiscal 2007, our revenues before reimbursements from multiple contracts with a single client in our Communications & High Tech operating group for the first time was greater than 10% in an annual period, exceeding it by a few percentage points. Our Communications & High Tech operating group comprises the following industry groups:

•	Communications. Our Communications industry group serves many of the world’s leading wireline, wireless, cable and satellite communications network operators and service providers. We provide a wide range of services designed to help our communications clients increase margins, improve asset utilization, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles. We offer a suite of reusable solutions, called Accenture Communications Solutions, designed to address major business and operational issues related to broadband and Internet protocol-based networks and services, including business intelligence, billing transformation, customer contact transformation, sales force transformation, service fulfillment and next-generation network optimization. Our Communications industry group represented approximately 62% of our Communications & High Tech operating group’s revenues before reimbursements in fiscal 2007.

•	Electronics & High Tech. Our Electronics & High Tech industry group serves the communications technology, consumer technology, enterprise technology, semiconductor, software and aerospace/defense segments. This industry group provides services in areas such as strategy, enterprise resource management, customer relationship management, supply chain management, software development, human performance, and merger/acquisition activities, including post-merger integration. We also offer a suite of reusable solutions, called Accenture High Tech Solutions, designed to address the industry’s major business and operational challenges, such as new product innovation and development, customer service and support, sales and marketing, and globalization. Our Electronics & High Tech industry group represented approximately 30% of our Communications & High Tech operating group’s revenues before reimbursements in fiscal 2007.

•	Media & Entertainment. Our Media & Entertainment industry group serves the broadcast, entertainment (television, music and movie), print, publishing and portal industries. Professionals in this industry group provide a wide range of services, including digital content solutions designed to help companies effectively manage, distribute and protect content across numerous media channels. These include Accenture Digital Media Services, which provide a comprehensive solution set to leading content owners and distributors, helping them adapt their organizations’ business processes and systems to stay ahead of the demand for digital content and services.

Financial Services

Our Financial Services operating group focuses on the opportunities created by our clients’ needs to adapt to changing market conditions, including increased cost pressures, industry consolidation, regulatory changes, the creation of common industry standards and protocols, and the move to a more integrated industry model. We help clients meet these challenges through a variety of assets, services and solutions, including consulting and outsourcing strategies to increase cost efficiency and transform businesses, and customer relationship management initiatives that enable them to acquire and retain profitable customers and improve their cross-selling capabilities. Our Financial Services operating group comprises the following industry groups:

•	Banking. Our Banking industry group works with retail and commercial banks and diversified financial enterprises. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively, expand product and service offerings, comply with new regulatory initiatives, and leverage new technologies and distribution channels. Our Banking industry group represented approximately 56% of our Financial Services operating group’s revenues before reimbursements in fiscal 2007.

•	Capital Markets. Our Capital Markets industry group helps investment banks, broker/dealers, asset-management firms, depositories, clearing organizations and exchanges improve operational efficiency and transform their businesses to increase competitiveness. For example, we help clients develop and implement innovative trading, asset-management and market-information-management systems and solutions.

•	Insurance. Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, modernize their technologies and improve the quality and consistency of risk selection decisions. Our Insurance industry group offers a claims management capability that enables insurers to provide better customer service while optimizing claims costs, as well as industry-leading insurance policy administration technology solutions that enable insurers to bring products to market more quickly and reduce costs. We also provide a variety of outsourced solutions to help insurers improve working capital and cash flow, deliver permanent cost savings and enhance long-term growth.

Products

Our Products operating group comprises the following industry groups:

•	Automotive. Our Automotive industry group works with auto manufacturers, suppliers, dealers, retailers and service providers. Professionals in this industry group help clients develop and implement innovative solutions focused on product development and commercialization, customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

•	Consumer Goods & Services. Our Consumer Goods & Services industry group serves food, beverage, household goods and personal care, tobacco and footwear/apparel manufacturers around the world. We add value to these companies through service offerings designed to enhance performance by addressing critical elements of success, including sales and marketing productivity, customer and consumer insight, working capital productivity improvement, supply chain collaboration, and overhead productivity improvement.

•	Health & Life Sciences. Our Health & Life Sciences industry group works with healthcare providers, government health departments, policy-making authorities/regulators, managed care organizations, health insurers and pharmaceutical, biotechnology, medical products and other industry-related companies to improve the quality, accessibility and affordability of healthcare. Our key offerings include health clinical transformation, electronic health records and hospital back-office services in the provider/government segment; research and development transformation, commercial effectiveness and customer interaction, and integrated electronic compliance (manufacturing and supply chain) in the pharmaceuticals and medical products segment; and health information and data management, claims excellence/cost containment and health plan back-office services in the payor segment.

•	Industrial Equipment. Our Industrial Equipment industry group serves the industrial and electrical equipment, construction, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiencies by improving processes and leveraging technology. We also help clients generate value from strategic mergers and acquisitions. In addition, our Industrial Equipment industry group develops and deploys innovative solutions in the areas of channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•	Retail. Our Retail industry group serves a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers and large mass-merchandise discounters. We provide service offerings that help clients address new ways of reaching the retail trade and consumers through precision marketing; maximize brand synergies and cost reductions in mergers and acquisitions; improve supply chain efficiencies through collaborative commerce business models; and enhance the efficiency of internal operations.

•	Transportation & Travel Services. Our Transportation & Travel Services industry group serves companies in the airline, freight transportation, third-party logistics, hospitality, gaming, car rental, passenger rail and travel distribution industries. We help clients develop and implement strategies and solutions to improve customer relationship management capabilities, operate more-efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies, and more effectively manage maintenance, repair and overhaul processes and expenses. Through our Navitaire subsidiary, we offer airlines a range of transaction-processing services on an outsourced basis, including distribution, Internet reservations, airport check-in, revenue management and accounting, crew scheduling and management, and disruption recovery.

Resources

Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. With market conditions driving energy companies to seek new ways of creating value for shareholders, deregulation fundamentally reforming the utilities industry and yielding cross-border opportunities, and an intensive focus on productivity and portfolio management in the chemicals industry, we are working with clients to create innovative solutions that are designed to help them differentiate themselves in the marketplace and gain competitive advantage. Our Resources operating group comprises the following industry groups:

•	Chemicals. Our Chemicals industry group works with a wide cross-section of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and life science companies. We also have long-term outsourcing contracts with many industry leaders.

•	Energy. Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream and oil services companies. Our key areas of focus include helping clients optimize production, manage the hydrocarbon supply chain, streamline retail operations and realize the full potential of third-party enterprise-wide technology solutions. In addition, our multi-client outsourcing centers enable clients to increase operational efficiencies and exploit cross-industry synergies. Our Energy industry group represented approximately 31% of our Resources operating group’s revenues before reimbursements in fiscal 2007.

•	Natural Resources. Our Natural Resources industry group serves the forest products and metals and mining industries. We help lumber, pulp, papermaking, converting and packaging companies, as well as iron, steel, aluminum, coal, copper and precious metals companies, develop and implement new business strategies, redesign business processes, manage complex change initiatives, and integrate processes and technologies to achieve higher levels of performance.

•	Utilities. Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. The group’s work includes helping utilities transform themselves from regulated, and sometimes state-owned, local entities to global deregulated corporations, as well as developing diverse products and service offerings to help our clients deliver higher levels of service to their customers. These offerings include customer relationship management, workforce enablement, supply chain optimization, and trading and risk management. We also provide a range of outsourced customer-care services to utilities and retail energy companies in North America. Our Utilities industry group represented approximately 40% of our Resources operating group’s revenues before reimbursements in fiscal 2007.

Public Service

Our Public Service operating group (known as our “Government” operating group prior to September 1, 2007) helps public-service entities around the world improve the social and economic conditions of their citizens. The public-service marketplace is transforming, and traditional governmental entities are working increasingly with the “third sector”—non-governmental organizations, community-based organizations, educational institutions, charities and non-profit organizations—to deliver services and benefits to citizens.

We typically work with defense, revenue, human services, health, postal, and justice and public-safety authorities or agencies, and our clients are generally national, provincial or state-level government organizations, as well as local or regional governments. We also work with multinational organizations. Our work with clients in the U.S. Federal government represented approximately 33% of our Public Service operating group’s revenues before reimbursements in fiscal 2007.

Our offerings help public-sector clients address their most pressing needs, including developing fair and equitable tax systems that help enhance revenues; ensuring the security of citizens and businesses; improving service delivery; and increasing operational efficiency. We work with clients to transform their customer-facing and back-office operations and enable services to be delivered through appropriate technologies that make government more accessible, in a manner consistent with expectations established in the private sector.

The Accenture Institute for Public Service Value is our research organization that helps our public-sector clients assess the value they add to the sector in much the same way shareholder value models measure the value of publicly traded entities. We have pioneered this work through our patent-

pending public service value model. The Institute also focuses on understanding the expectations, desires and disappointments of citizens around the world in order to inform our solutions, and our clients, as public-service transformations continue globally.

Growth Platforms

Our management consulting, systems integration and technology, and outsourcing growth platforms are the skill-based “innovation engines” through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The professionals within these areas work closely with our operating groups to deliver integrated services and solutions to clients.

Management Consulting

Our management consulting growth platform is responsible for the development and delivery of our strategic, functional, industry and process consulting capabilities, working closely with the professionals in our operating groups. The growth platform comprises five service lines:

•	Customer Relationship Management. The professionals in our Customer Relationship Management (“CRM”) service line help companies acquire, develop and retain more profitable customer relationships. We offer a full range of innovative capabilities that address every aspect of CRM, including marketing, direct and indirect sales, customer service, field support and customer contact operations. These capabilities include rigorous approaches to improving the return on marketing investment, methods for building insight into customers’ purchase habits and service preferences, tailoring offers and service treatment based upon that insight, and unique methods of optimizing the quality, cost and revenue impact of sales and service operations. We use these skills to help our clients accelerate growth, improve marketing and sales productivity and reduce customer-care costs—thus increasing the value of their customer relationships and enhancing the economic value of their brands.

•	Finance & Performance Management. The professionals in our Finance & Performance Management service line work with our clients’ finance and business unit executives to develop financial transaction processing, risk management and business performance reporting capabilities. Among the services we provide are strategic consulting on the design and structure of the finance function; the establishment of shared service centers; and the configuration of enterprise resource planning platforms for streamlining transaction processing. Our finance capability services also address revenue cycle management, billing, credit risk and collection effectiveness, electronic invoicing and settlement, tax processing, lending and debt recovery. Our performance management services address shareholder value targeting, scorecard and performance metrics development, performance reporting solutions and applied business analytics to improve profitability. Our professionals often utilize the resources of Accenture Finance Solutions, one of our business process outsourcing (“BPO”) businesses, and work with finance executives to develop and implement solutions that help them align their companies’ investments with their business objectives and establish security relating to the exchange of information to reporting institutions.

•	Human Performance. The professionals in our Human Performance service line work with clients on a wide range of talent management, workforce and organizational issues to deliver improved business and operational results. Our integrated approach and end-to-end capabilities include services and solutions in organization and change management, human resources (“HR”) administration, learning, knowledge management, organizational performance management, talent management, HR information technology (“IT”) systems implementation and overall transformation of key workforces. Through our Human Performance service line, we help companies and governments improve the efficiency and effectiveness of their HR services while lowering associated costs; deliver improvements in employee and workforce performance; and transform organizations through project-, program- and enterprise-level change management.

•	Strategy. Our Strategy professionals combine their strategy and operations experience to help our clients turn insights into results at both the enterprise and business-unit level. With deep skills and capabilities in corporate strategy, corporate restructuring, growth and innovation strategies, mergers and acquisitions, merger integration, organization strategy, pricing strategy and profitability assessment, we help clients develop—and execute—pragmatic solutions that transform organizations and drive sustained high performance.

•	Supply Chain Management. The professionals in our Supply Chain Management service line work with clients across a broad range of industries to develop and implement supply chain and operations strategies that enable profitable growth in new and existing markets. Our professionals combine global industry expertise and skills in supply chain strategy, sourcing and procurement, supply chain planning, manufacturing and design, fulfillment and service management to help organizations achieve high performance. We work with clients to implement innovative consulting and outsourcing solutions that align operating models to support business strategies; optimize global operations; support profitable product launches; and enhance the skills and capabilities of the supply chain workforce.

Systems Integration and Technology

Our systems integration and technology growth platform comprises two service areas: systems integration and technology consulting.

Systems Integration

Our key systems integration services include:

•	Enterprise Solutions and Enterprise Resource Planning. We implement a variety of application software—including SAP and Oracle, among others—to streamline business processes, systems and information and help organizations access, manage and exploit data to make more-informed business decisions. Our skilled professionals provide planning, implementation and upgrade solutions across the primary application software product suites.

•	Industry and Functional Solutions. Accenture provides clients with robust, large-scale industry and functional solutions based on proprietary reusable assets, aggregated into industry solutions, such as the Accenture Communications Solutions suite, the Accenture Revenue Solution suite for tax offices, as well as solutions for major industry-specific requirements.

•	Service-Oriented Architecture. We help CIOs and business leaders use service-oriented architecture to enable improvement in IT efficiency and a more effective alignment between business processes and applications. Accenture guides organizations through a four-phased approach for designing and building flexible IT solutions that enable business process components to be assembled and used more efficiently to deliver distinctive business services and capabilities for higher performance.

•	Complex Solution Architecture. With deep skills and expertise in both J2EE (Java-based) and .NET technology architectures, we work with clients to address gaps in the functionality provided by commercial packaged applications; address technical aspects of the business process that are unique to a client; and develop customized technical solutions for business processes for which no packaged solutions are available.

•	Mobility Solutions. We help clients develop solutions that give their workforces access to key enterprise applications—including online trading and wealth management, supply chain management, telematics, radio frequency identification, field force enablement and customer relationship management—through mobile devices and/or the Internet. These solutions enable clients to improve efficiency, lower costs, enhance differentiation and ensure compliance.

•	Microsoft Solutions. Together with our alliance partner Microsoft and our Avanade Inc. subsidiary, we develop and deliver cost-efficient, innovative business solutions based on Microsoft Windows Server and other .NET technologies, leveraging our deep industry expertise and practical applications of leading-edge technologies.

Technology Consulting

Our key technology consulting services include:

•	IT Strategy & Transformation. We help CEOs and CIOs link IT investments to business results and help manage those investments to ensure that planned business impact is achieved. We also help CIOs transform how IT works, both internally and with business partners, so that IT is “run like a business” to deliver high performance.

•	Information Management Services. We provide services to help organizations manage the full range of their information needs to improve data quality, enhance decision-making capabilities and meet compliance requirements. This includes managing both structured data (business intelligence) and unstructured content (content management and portals), as well as developing information strategies and data architectures.

•	Enterprise Architecture. We provide solutions that integrate IT with business capabilities to provide a seamless operating environment for organizations. Our solutions provide a reference point for measuring both IT investment and results, creating the delivery roadmap that defines how IT systems need to change to drive future business growth and higher performance.

•	Infrastructure Consulting Services. We provide solutions to help organizations optimize their IT infrastructures while reducing costs. From data center, operations engineering and enterprise network design and implementation to desktop and security solutions, our services enable clients to rationalize, standardize, optimize, secure and transform their IT infrastructures for improved performance of mission-critical business processes, applications and end users.

•	Research & Development. Through Accenture Technology Labs—our research and development organization—we use new and emerging technologies to develop business solutions that we believe will be the drivers of our clients’ growth and enable them to be first to market with unique capabilities. Key areas of research and development for clients include information insight, collaboration, biometrics, virtualized infrastructures, predictive maintenance, Web 2.0 and sensor technologies, among others.

•	Microsoft Solutions. Together with our alliance partner Microsoft and our Avanade Inc. subsidiary, we design and provide cost-efficient, innovative business solutions based on Microsoft Windows Server and other .NET technologies, leveraging our deep industry expertise and practical applications of leading-edge technologies.

•	E-Commerce Solutions. We provide clients with solutions that move more of their business and internal operations online to improve productivity, manage costs and drive revenue growth.

We help clients incorporate next-generation e-Commerce technology—such as wikis, blogs, crowd-sourcing and mash-ups, among others—to create significant opportunities for collaboration and sharing with their employees, suppliers and customers.

Outsourcing

Accenture provides a wide range of outsourcing services, including business process outsourcing, application outsourcing and infrastructure outsourcing.

•	Business Process Outsourcing. We work with clients to develop and deliver business process innovations that transform their businesses and deliver higher levels of performance and results as well as lower costs. Through our BPO services, we manage specific business processes or functions for clients, providing solutions that are more efficient and cost-effective than if the functions were provided in-house. In addition to providing individual BPO services, we can bundle two or more business functions to provide clients with even greater efficiencies, control and cost savings.

We offer clients across all industries a variety of function-specific BPO services, including finance and accounting, human resources, learning, procurement and customer contact. We also offer specialized services tailored to clients in specific industries. For instance, we offer life insurers policy administration and management services, including high-volume transaction processing capabilities. We provide utilities companies in North America and Europe with field services, as well as specialized customer care, finance and accounting, human resources, supply chain and IT services. We help market-leading health payers improve service performance in core operational functions, coupled with accompanying cost reductions. We provide services to medical organizations that improve and accelerate clinical development productivity. In addition, through our Navitaire subsidiary, we offer airlines a range of transaction-processing services, including distribution, Internet reservations, airport check-in, revenue management and accounting, crew scheduling and management, and disruption recovery.

•	Application Outsourcing. Accenture takes a holistic approach to application outsourcing that goes beyond traditional cost-cutting measures, helping clients improve the total performance of application development and maintenance. We provide a wide array of application outsourcing services under flexible arrangements, managing custom or packaged software applications—including enterprise-wide applications such as SAP and Oracle—over their complete development and maintenance life-cycles. The scope of services ranges from standardized, discrete application outsourcing services, including application testing, application management of enterprise-wide software programs and capacity services, to large-scale application enhancement and development for individual or multiple applications, as well as application portfolio rationalization and consolidation. We can also take end-to-end responsibility for all of a client’s IT function, including infrastructure and operations, leveraging our shared services delivery groups and our application and infrastructure transformation consulting expertise to deliver significant gains in client productivity, providing services from a variety of locations, including lower-cost locations.

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

•	Infrastructure Outsourcing. We deliver an integrated set of managed infrastructure services encompassing all infrastructure functions—from network access and desktop management to remote technology support. Services can be delivered as discrete, standalone solutions or bundled with Accenture application outsourcing and BPO services. Our infrastructure outsourcing services include:

•	IT spend management—Asset management, as well as managed procurement and technology spend, to reduce overall IT non-salary spending;

•	Data server and multi-function services—Hosting to support development and production environments, storage services, database management and messaging services;

•	Service desk—Single point of contact for support and online portal services to resolve frontline issues;

•	Security services—Identity management, intrusion and firewall protection, end-user device and messaging security, and policy and awareness;

•	Communications services—Data and voice network management, optimization and converged services; and

•	Workplace services—Lifecycle management for desktops, field services and mobile devices, and file and print services.

Global Delivery Model

A key Accenture differentiator is our strategic global delivery model, which allows us to draw on the benefits of using people and other resources from around the world—including scalable, standardized processes, methods and tools; specialized business process and technology skills; cost advantages; foreign-language fluency; proximity to clients; and time-zone advantages—to deliver high-quality solutions under demanding time-frames. Emphasizing quality, reduced risk, speed to market and predictability, our global delivery model enables us to provide clients with price-competitive services and solutions that drive higher levels of performance.

A critical component of this capability is our Global Delivery Network, which comprises local Accenture professionals working at client sites around the world as well as more than 40 delivery centers—facilities where teams of Accenture technology and business-process professionals use proven assets to create and deliver business and technology solutions for clients. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs, infrastructure and software and by leveraging the experience of delivery center professionals.

Professionals in our Global Delivery Network apply a systematic approach to delivering technology consulting, systems integration, application outsourcing and business processing outsourcing solutions and services delivery to create and capture proven, repeatable processes, methodologies, tools and architectures. For example, we continue to evolve our Accenture Delivery Suite, which combines our common methods, tools, architectures and metrics in support of our global delivery efforts. The Accenture Delivery Suite provides us with a common language, framework and reusable assets that allow us to unite our global delivery capabilities into a single, cohesive approach for our client service teams. The Accenture Delivery Suite enables us to start projects quickly, deliver with high quality, and improve our ability to meet our clients’ expectations.

Our ability to build seamless global teams—leveraging the right professionals with the right skills for each task—enables Accenture to provide a complete end-to-end capability, with consistent Accenture processes around the globe. Client teams leverage our Global Delivery Network to deliver comprehensive, large-scale reusable and customized services and solutions in less time than would be required for our clients to develop them independently.

We continue to expand and enhance our Global Delivery Network, which we believe is a competitive differentiator for us. In fiscal 2007 we further expanded our Global Delivery Network by, among other things, increasing our activities in systems integration, application outsourcing, business process outsourcing and technology consulting areas, opening new facilities and recruiting actively in key locations of our network, including Eastern Europe, India, China and the Philippines. As of August 31, 2007, we had more than 71,000 people in our network globally, a net increase of approximately 23,000 people since the end of fiscal 2006.

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

Research and Innovation

We are committed to developing leading-edge ideas, as we believe that both research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research and development—on which we spent $307 million, $298 million and $243 million in fiscal 2007, 2006 and 2005, respectively—to help create, commercialize and disseminate innovative business strategies and technology.

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

Employees

Our most important asset is our people. The diverse and global makeup of our workforce enables us to serve our diverse and global client base. We are deeply committed to the continued development of our employees, who receive significant and focused technical, functional, industry, managerial and leadership skill development and training appropriate for their roles and levels within our company throughout their careers with us. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance management system and a career philosophy that rewards both individual performance and teamwork. We strive to maintain a work environment that reinforces our owner-operator culture and the collaboration, motivation, alignment of interests and sense of ownership and reward that this culture has fostered.

As of August 31, 2007, we had approximately 170,000 employees worldwide.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. We compete with a variety of companies with respect to our offerings, including:

•	Off-shore service providers in lower-cost locations, particularly Indian providers, that offer services similar to those we offer, often at highly competitive prices;

•	Large multinational providers, including the service arms of large global technology providers, that offer some or all of the consulting, systems integration and technology, and outsourcing services that we do;

•	Niche solution or service providers that compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, services or delivery models; and

•	Accounting firms that are expanding or re-emphasizing their provision of consulting services.

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

Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governments, government agencies and other large enterprises. We believe that the principal competitive factors in the industries in which we compete include:

•	skills and capabilities of people;

•	innovative service and product offerings;

•	ability to add value;

•	reputation and client references;

•	price;

•	scope of services;

•	service delivery approach;

•	technical and industry expertise;

•	quality of services and solutions;

•	ability to deliver results on a timely basis;

•	availability of appropriate resources; and

•	global reach and scale.

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

We recognize the increasing value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property. As of August 31, 2007, we had 1,540 patent applications pending in the United States and other jurisdictions and had been issued 279 U.S. patents and 171 non-U.S. patents in, among others, the following areas: goal-based educational simulation; virtual call centers; hybrid telecommunications networks; development architecture frameworks; emotion-based voice processing; mobile communications networks; location-based information filtering; and computerized multimedia asset systems. We intend to continue to vigorously identify, create, harvest and protect our intellectual property and to leverage our protected, differentiated assets and methodologies to provide superior value to our clients.

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

In fiscal 2005, Accenture developed and announced a new, broader career model for its highest-level executives that recognizes the diversity of roles and responsibilities demonstrated by these employees. This new career framework replaced the internal use of the “partner” title with the more comprehensive “senior executive” title and applies the “senior executive” title to more than 4,300 of our highest-level employees, including those employees previously referred to as partners. However, for proper context, we continue to use the term “partner” in this report to refer to these persons in certain situations related to our reorganization and the period prior to our incorporation.

Accenture Ltd Class A Common Shares and Class X Common Shares

Each Class A common share and each Class X common share of Accenture Ltd entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture Ltd. A holder of a Class X common share is not, however, entitled to receive dividends or to receive payments upon a liquidation of Accenture Ltd.

Accenture Ltd may redeem, at its option, any Class X common share for a redemption price equal to the par value of the Class X common share, or $0.0000225 per share. Accenture Ltd has separately agreed with the original holders of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not to redeem any Class X common share of such holder if the redemption would reduce the number of Class X common shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares owned by that holder, as the case may be. Accenture Ltd will redeem Class X common shares upon the redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X common shares are not transferable without the consent of Accenture Ltd.

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

Current senior executives.  Historically, the transfer restrictions applicable to covered shares lapsed with the passage of time on an annual basis until July 24, 2009, but were subject to a requirement that covered persons continue to maintain beneficial ownership of at least 25% of their covered shares as long as they remain employed by Accenture, even after July 24, 2009. This was referred to as the “25% minimum holding requirement.”

Effective in July 2007, the Board of Directors of Accenture Ltd granted a waiver under the bye-laws that is applicable to covered persons who are active Accenture employees. (The bye-laws of Accenture Ltd permit certain waivers with respect to the transfer restrictions, as described below under “—Waivers and Adjustments.”) This waiver eliminated the 25% minimum holding requirement, and permits covered shares that would otherwise not have become free for transfer until the later of July 24, 2009 or the termination of the employee’s employment with Accenture to become transferable on a phased-in schedule as described below.

The effect of this waiver has been to accelerate the timeframe related to the previous transfer restrictions applicable to covered persons who are active employees. The transfer restrictions are being released in equal quarterly installments, with restrictions on one-ninth of the covered shares subject to the 25% minimum holding requirement being released each quarter over a nine-quarter period which began in the fourth quarter of fiscal 2007. The rationale for the waiver was to decrease the large number of shares whose transfer restrictions would otherwise lapse on July 24, 2009 or upon the termination of our senior executives’ employment and to remove an incentive for senior executives to resign or retire from Accenture after July 24, 2009 in order to access shares that would have been covered by the 25% minimum holding requirement absent this waiver. By lifting this restriction in stages, on an accelerated basis, we have designed the waiver to limit the potential market impact of having a large number of shares whose transfer restrictions lapse on a single date in July 2009.

The following table shows the total number of covered shares of Accenture Ltd held by active employees scheduled to be released from transfer restrictions each quarter pursuant to the remaining transfer restrictions. This table reflects the adoption of the phased-in quarterly waiver described above starting in the fourth quarter of fiscal 2007 and assumes that all covered persons who are active employees as of October 1, 2007 remain actively employed by Accenture through June 1, 2009. (The actual number of additional covered shares that become available for transfer as a result of the waiver will be reduced depending on the number of covered persons who cease to be employed prior to June 1, 2009.)

Total number of Accenture Ltd Class A common
shares held by current employees that are
scheduled to become available for transfer

1st Quarter Fiscal 2008	2,200,691
2nd Quarter Fiscal 2008	2,031,890
3rd Quarter Fiscal 2008	2,031,890
4th Quarter Fiscal 2008	8,347,809
1st Quarter Fiscal 2009	2,031,890
2nd Quarter Fiscal 2009	2,031,890
3rd Quarter Fiscal 2009	2,031,890
4th Quarter Fiscal 2009	2,033,719

Former senior executives.  The waiver described above did not affect the transfer restrictions that continue to apply to retired and resigned covered persons. Accordingly, covered persons who are no longer employed by Accenture will continue to be able to transfer a percentage of the covered shares received by them on or prior to July 24, 2001 and owned by them as set forth in the following table:

Cumulative percentage of shares
permitted to be transferred	Years after July 24, 2001

10%	1 year
25%	2 years
35%	3 years
45%	4 years
55%	5 years
65%	6 years
75%	7 years
100%	The later of (a) 8 years or (b) end of employment by Accenture

•	Notwithstanding the foregoing, covered persons retiring from Accenture at the age of 50 or older are permitted to transfer covered shares they own on an accelerated basis as follows:

Percentage of remaining
transfer restricted shares
Age at retirement	permitted to be transferred

56 or older	100%
55	87.5%
54	75%
53	62.5%
52	50%
51	37.5%
50	25%

•	In addition, a retired senior executive who reaches the age of 56 is permitted to transfer any covered shares he or she owns. Any remaining shares owned by retiring senior executives for which transfer restrictions are not released on an accelerated basis will be eligible to be transferred as if the retiring senior executive continued to be employed by Accenture.

•	Covered persons who became disabled before our transition to a corporate structure are permitted to transfer all of their covered shares. Current and former senior executives who have become disabled since our transition to a corporate structure are subject to the general transfer restrictions applicable to employees or, if disabled after the age of 50, benefit from the accelerated lapses of transfer restrictions applicable to retired senior executives.

All transfer restrictions applicable to a covered person under Accenture Ltd’s bye-laws terminate upon death.

If Accenture approves in writing a covered person’s pledge of his covered shares to a lender, foreclosures by the lender on those shares, and any subsequent sales of those shares by the lender, are not restricted, provided that the lender give Accenture a right of first refusal to buy any shares at the market price before they are sold by the lender.

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

Covered Person Transfer Restrictions.  In addition, Accenture SCA’s Articles of Association contain transfer restrictions that apply to certain Accenture current and former senior executives who hold Accenture SCA Class I common shares and are parties to the Accenture SCA transfer rights agreement, including redemptions by Accenture SCA and purchases by subsidiaries of Accenture Ltd. We refer to these persons as “covered persons.” The shares covered by these transfer restrictions generally include all Class I common shares owned by a covered person. We refer to the shares covered by these transfer restrictions as “covered shares.”

Current senior executives.  Historically, the transfer restrictions applicable to covered shares lapsed with the passage of time on an annual basis until July 24, 2009, but were subject to a requirement that covered persons continue to maintain beneficial ownership of at least 25% of their covered shares as long as they remain employed by Accenture, even after July 24, 2009. This was referred to as the “25% minimum holding requirement.”

Effective in July 2007, the supervisory board of Accenture SCA, which consists of at least three members, each elected by a simple majority vote of each general meeting of shareholders of Accenture

SCA, granted a waiver under the Articles of Association that is applicable to covered persons who are active Accenture employees. (The Articles of Association of Accenture SCA permit certain waivers with respect to the transfer restrictions, as described below under “—Waivers and Adjustments.”) This waiver eliminated the 25% minimum holding requirement and permits covered shares that would otherwise not have become free for transfer until the later of July 24, 2009 or the termination of the employee’s employment with Accenture to become transferable on a phased-in schedule as described below.

The effect of this waiver has been to accelerate the timeframe related to the previous transfer restrictions applicable to covered persons who are active employees. The transfer restrictions are being released in equal quarterly installments, with restrictions on one-ninth of the covered shares subject to the 25% minimum holding requirement being released each quarter over a nine-quarter period which began in the fourth quarter of fiscal 2007. The rationale for the waiver was to decrease the large number of shares whose transfer restrictions would otherwise lapse on July 24, 2009 or upon the termination of our senior executives’ employment and to remove an incentive for senior executives to resign or retire from Accenture after July 24, 2009 in order to access shares that would have been covered by the 25% minimum holding requirement absent this waiver. By lifting this restriction in stages, on an accelerated basis, we have designed the waiver to limit the potential market impact of having a large number of shares whose transfer restrictions lapse on a single date in July 2009.

The following table shows the total number of covered shares of Accenture SCA held by active employees scheduled to be released from transfer restrictions each quarter pursuant to the remaining transfer restrictions. This table reflects the adoption of the phased-in quarterly waiver described above starting in the fourth quarter of fiscal 2007 and assumes that all covered persons who are active employees as of October 1, 2007 remain actively employed by Accenture through June 1, 2009. (The actual number of additional covered shares that become available for transfer as a result of the waiver will be reduced depending on the number of covered persons who cease to be employed prior to June 1, 2009.)

Total number of Accenture SCA
Class I common shares held by
current employees that are
scheduled to become available
for transfer

1st Quarter Fiscal 2008	5,730,171
2nd Quarter Fiscal 2008	5,148,004
3rd Quarter Fiscal 2008	5,148,004
4th Quarter Fiscal 2008	20,504,921
1st Quarter Fiscal 2009	5,148,004
2nd Quarter Fiscal 2009	5,148,004
3rd Quarter Fiscal 2009	5,148,004
4th Quarter Fiscal 2009	5,152,637

Former senior executives.  The waiver described above did not affect the transfer restrictions that continue to apply to retired and resigned covered persons. Accordingly, covered persons who are no longer employed by Accenture will continue to be able to transfer a percentage of the covered shares received by them on or prior to July 24, 2001 and owned by them commencing on July 24, 2002 as set forth in the following table. Since these covered persons are no longer employed by Accenture, their ability to complete the transfer of 100% of their covered shares is effective on July 24, 2009:

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

If Accenture SCA approves in writing a covered person’s pledge of his covered shares to a lender, foreclosures by the lender on those shares, and any subsequent sales of those shares by the lender, are not restricted, provided that the lender give Accenture SCA a right of first refusal to buy any shares at the market price before they are sold by the lender.

Term and Amendment.  The transfer restrictions contained in Accenture SCA’s Articles of Association will not terminate unless they have been previously waived or terminated under the terms of the Articles of Association. Amendment of the transfer restrictions in Accenture SCA’s Articles of Association requires the consent of Accenture SCA’s general partner and approval at a general meeting of shareholders.

Waivers and Adjustments.  The transfer restrictions and the other provisions of Accenture SCA’s Articles of Association may be waived at any time by the supervisory board of Accenture SCA or its designees to permit covered persons to:

•	participate as sellers in underwritten public offerings of common shares and tender and exchange offers and share purchase programs by Accenture;

•	transfer covered shares in family or charitable transfers; and

•	transfer covered shares in particular situations (for example, to immediate family members and trusts).

Subject to the foregoing, from time to time, pursuant to the provisions of Accenture SCA’s Articles of Association, the supervisory board of Accenture SCA or its designees may also approve limited relief from the existing share transfer restrictions for specified senior executives or groups of senior executives in connection with particular retirement, employment and severance arrangements that are determined to be in the best interests of the Company.

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

Administration and Resolution of Disputes.  The terms and provisions of Accenture SCA’s Articles of Association are administered by the supervisory board of Accenture SCA.

Senior Executive Ownership Requirements

To ensure that senior executives continue to maintain equity ownership levels that Accenture considers meaningful, we require current senior executives to comply with the Accenture Senior Executive Equity Ownership Policy. This policy requires senior executives to own Accenture equity valued at a multiple (ranging from 1 to 6) of their base compensation determined by their position level. This policy remains in place notwithstanding the waiver of the 25% minimum holding requirement described above.

Senior Executive Trading Policy

In July 2005, we implemented a Senior Executive Trading Policy applicable to our senior executives that provides, among other things, that covered shares held by actively employed senior executives will be subject to company-imposed quarterly trading guidelines. We set allocation limits of unrestricted covered shares based on a composite average weekly volume of trading in Accenture Ltd Class A common shares. These guidelines allow us to manage the total number of shares redeemed, sold or otherwise transferred by our senior executives in any calendar quarter. The policy guidelines, which can be adjusted by management, are not legal or contractual restrictions, however, and there is a risk that the internal sanctions available to us might not adequately dissuade individual employees from attempting transfers in excess of the amounts permitted under the policy. The Senior Executive Trading Policy also prohibits senior executives from trading in any Accenture equity during any company-designated black-out period.

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

The consulting, systems integration and technology, and outsourcing markets are highly competitive. We compete with a variety of companies with respect to our offerings, including:

•	Off-shore service providers in lower-cost locations, particularly Indian providers, that offer services similar to those we offer, often at highly competitive prices;

•	Large multinational providers, including the service arms of large global technology providers, that offer some or all of the consulting, systems integration and technology, and outsourcing services that we do;

•	Niche solution or service providers that compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, services or delivery models; and

•	Accounting firms that are expanding or re-emphasizing their provision of consulting services.

In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide.

Some of our competitors may have greater financial, marketing or other resources than we do and, therefore, may be better able to compete for new work and skilled professionals. Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions at lower cost or on more favorable terms than we can, particularly in the outsourcing and systems integration markets. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. Even if we have potential offerings that address marketplace or client needs, our competitors may be more successful at selling similar services they offer, including to companies that are Accenture clients. If we are unable to provide our clients with superior services and solutions at competitive prices, our results of operations may suffer.

In addition, we may face greater competition from companies that have increased in size or scope as the result of strategic mergers. These mergers may include consolidation activity among hardware manufacturers, software developers and vendors, and service providers. This vertical integration may result in greater convergence among previously separate technology functions or reduced access to products, and may adversely affect our competitive position.

Our results of operations could be affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A significant or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity of our clients and the industries we serve. This may reduce our clients’ demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our work with government clients exposes us to additional risks inherent in the government contracting environment.

Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•	Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, the government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience. Changes in government or political developments could result in our projects being reduced in scope or terminated altogether.

•	Government entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. If the client finds that the costs are not reimbursable, then we will not be allowed to bill for them, or the cost must be refunded to the client if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for our work and may affect our future margins.

•	If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of their adequacy. Additionally, an allegation of improper activity, even if not proven, could result in adverse publicity and damage to our reputation and business.

•	Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than contracts with commercial clients. Negative publicity related to our government contracts, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts.

•	Political and economic factors such as pending elections, the outcome of recent elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax policies and reduced tax revenues can affect the number and terms of new government contracts signed.

•	Terms and conditions of government contracts tend to be more onerous and are often more difficult to negotiate than those for commercial contracts.

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

Our business model depends in large part on our ability to attract new work from our base of existing clients, at times on a sole source basis. Our business model also depends on relationships our senior executives develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

Large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors and service providers to meet their project obligations in a timely manner. The quality of our services and solutions could suffer if our subcontractors or the third parties with whom we partner do not deliver their products and services in accordance with project requirements. In addition, certain work requires the use of unique and complex structures and alliances. Some of these structures require us to assume responsibility to the client for the performance of third parties whom we do not control. (For a discussion of our indemnification obligations under our client agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.”) If our subcontractors or these third parties fail to deliver their contributions on time or at all, if their contributions do not meet project requirements, or if we are unable to obtain reimbursement for liabilities of third parties that we have assumed, our ability to perform could be adversely affected and we might be subject to additional liabilities, which could have a material adverse effect on our business, revenues, profitability or cash flow.

Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

Our clients typically retain us on a non-exclusive, project-by-project basis. Although we do not centrally track the termination provisions of our contracts, we estimate that the majority of our contracts can be terminated by our clients with short notice. Many of our consulting contracts are less than 12 months in duration, and these shorter-duration contracts typically permit a client to terminate the agreement with as little as 30 days notice and without significant penalty. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated profits lost upon termination of the contract. Additionally, large client projects often involve multiple contracts or stages, and a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work.

Terminations, cancellations or delays could result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial conditions of the client, changes in ownership or management at our clients, changes in client strategies or the economy or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate associated costs in a timely manner. Consequently, our profit margins in subsequent periods could be lower than expected.

Outsourcing services are a significant part of our business and subject us to operational and financial risk.

We earned approximately 40% of our revenues before reimbursements in fiscal 2007 from our outsourcing services. This portion of our business presents potential operational and financial risks that are different from those of our consulting, technology and systems integration services. In many cases, we take over the operation of certain portions of our clients’ businesses, and client personnel and contracts are sometimes transferred to us. In some cases, this could mean that we assume responsibility for portions of our clients’ personnel, staffing, overhead and similar needs but might not have full ability to control the work and efforts of client personnel or their subcontractors. In addition, we could incur liability for failure to comply with laws or regulations related to the portions of our clients’ businesses that are transferred to us.

This type of work also presents financial risks to us. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly during the first year of the contract. This could exert downward pressure on our overall gross margins, particularly during the early stages of new outsourcing contracts, which might not be offset by improved performance on contracts in our portfolio that we have been operating for a longer time. In addition, we have experienced a trend toward outsourcing agreements that are of shorter duration and therefore of smaller initial total contract value than they have been in the past. Furthermore, we face considerable competition for outsourcing work and our clients are increasingly using intensive contracting processes and aggressive contracting techniques, sometimes assisted by third-party advisors.

Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

Our business depends in part upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities. At the same time, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of use of technology in business or our clients’ spending on technology in business declines or if we cannot convince our clients or potential clients to embrace new technology solutions, our results of operations could be adversely affected.

Our profitability could suffer if we are not able to maintain favorable pricing rates.

Our profit margin, and therefore our profitability, is dependent on the rates we are able to charge for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	our competitors’ pricing policies;

•	our ability to charge higher prices where market demand or the value of our services justifies it;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over long contract periods;

•	procurement practices of clients and their use of third-party advisors;

•	the use by our competitors and our clients of off-shore resources to provide lower-cost service delivery capabilities; and

•	general economic and political conditions.

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

In recent periods we have maintained a utilization rate that is high by our historical standards. There are no assurances this will be our utilization rate in future periods. Additionally, we may not achieve a utilization rate that is optimal for us. If our utilization rate is too high, it could have an adverse effect on employee engagement and attrition. If the utilization rate for our professionals were to decline, our profit margin and profitability could suffer.

Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

If we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our alliance partners or otherwise breach obligations to clients, or if our subcontractors dispute the terms of our agreements with them, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. We may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope of our potential liability. If we cannot meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the terms of our agreements, we might face significant legal liability and our business could be adversely affected.

If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. Depending on the particular contract, these include time-and-materials pricing, fixed-price pricing, and contracts with features of both of these pricing models. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. We could face greater risk when pricing our outsourcing contracts, as many of our outsourcing projects entail the coordination of operations and workforces in multiple locations, utilizing workforces with different skillsets and competencies and geographically distributed service centers. Furthermore, on outsourcing work we occasionally hire employees from our clients and assume responsibility for one or more of our clients’ business processes. Our pricing, cost and profit margin estimates on outsourcing work frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the outsourcing contract. There is a risk that we will underprice our contracts, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

Many of our contracts utilize performance pricing that links some of our fees to the attainment of various performance or business targets. This could increase the variability of our revenues and margins.

Many of our contracts include performance clauses that require us to achieve agreed-upon performance standards or milestones. If we fail to satisfy these measures, it could reduce our fees under the contracts, delay expected payments or subject us to potential damage claims under the contract terms. Additionally, we have an increasing number of contracts, many of which are outsourcing contracts, where a portion of our fees or incentives depends on factors such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and often depend in some measure on our clients’ actual levels of business activity. These provisions could increase the variability in revenues and margins earned on those contracts. We estimate that a majority of our contracts include terms that condition some or all of our fees on the achievement of contractually defined goals.

Our alliance relationships may not be successful.

We have alliances with companies whose capabilities complement our own. See “Business—Alliances.” As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from forming closer or preferred arrangements with our competitors. Loss of or limitations on our relationships with them could adversely affect our financial condition and results of operations.

Our global operations are subject to complex risks, some of which might be beyond our control.

We have offices and operations in 49 countries around the world and provide services to clients in more than 75 countries. In fiscal 2007, approximately 43% of our revenues before reimbursements were attributable to the Americas region, 48% were attributable to the Europe, Middle East and Africa region (“EMEA”), and 9% were attributable to the Asia Pacific region. In addition, our Global Delivery Network comprises local Accenture professionals working at client sites around the world in tandem with professionals resident in other countries located in more than 40 delivery centers. If we are unable to manage the risks of our global operations, including fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations could be adversely affected.

Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.  Although we report our operating results in U.S. dollars, a significant percentage of our revenues before reimbursements is denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us.

•	Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues before reimbursements, operating income and the value of balance-sheet items originally denominated in other currencies. Declines in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be lower than our consolidated earnings in local currency and could affect our reported results when compared against other periods. Conversely, increases in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be higher than our consolidated earnings in local currency and could affect our reported results when compared against other periods. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations.

•	In some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations.

•	As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency, and there can be no assurance that our contractual provisions or our currency hedging activities would offset this impact. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources.

International hostilities, terrorist activities, natural disasters and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our operating results.  Acts of terrorist violence—such as those of recent years in the United States, Spain and England—armed regional and international hostilities and international responses to these hostilities, natural disasters, global health risks or pandemics or the threat of or perceived potential for these events, could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our operating results could be adversely affected.

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

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.  Because we provide services to clients in more than 75 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, immigration, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

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

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anticorruption regulations, including the U.S. Foreign Corrupt Practices Act, which prohibits giving anything of value with the intent to influence the awarding of government contracts. Although we have policies and procedures to ensure legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from U.S. federal procurement contracting, any of which could have a material adverse effect on our business.

Our profitability could suffer if we are not able to control our costs.

Our ability to control our costs and improve our efficiency affects our profitability. As the continuation of pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our short-term cost reduction initiatives, which focus primarily on reducing variable costs, might not be sufficient to deal with all pressures on our pricing. Our long-term cost-reduction initiatives, which focus on global reductions in costs for service delivery and infrastructure, rely upon our successful introduction and coordination of multiple geographic and competency workforces and a growing number of geographically distributed delivery centers. As we increase the number of our professionals and execute our strategies for growth, we might not be able to manage significantly larger and more diverse workforces, control our costs or improve our efficiency. Despite increased cost savings, we could experience erosion of operating income as a percentage of revenues before reimbursements if current pricing pressures accelerate.

If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.

Our success and ability to grow are dependent, in large part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and grow our business. Competition for skilled personnel is intense at all levels of experience and seniority. To address this competition, we may need to further adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profit margins. We are particularly dependent on the skills of our senior executives, and if we are not able to successfully retain and motivate our senior executives and experienced managers, our ability to develop new business and effectively lead our current projects could be jeopardized. At the same time, the profitability of our business model depends on our ability to effectively utilize personnel with the right mix of skills and experience to support our projects and global delivery centers. The processes and costs associated with recruiting, training and retaining employees place significant demands on our resources. There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive labor market. If we are unable to hire and retain talented employees with the skills, and in the locations, we require, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain of our labor needs. If we need to re-assign personnel from other areas, or employ subcontractors, it could increase our costs and adversely affect our profit margins. If we are not successful at retaining and motivating our senior executives, attracting and retaining other qualified employees in sufficient numbers to meet the demands of our business, or utilizing our people effectively, then our ability to compete for new work and successfully complete existing work for our clients could be adversely affected.

If we are unable to collect our receivables or unbilled services, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. In limited circumstances, we also extend financing to our clients, which totaled $235 million at August 31, 2007. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. In addition, recovery of client financing and timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. Although we have recently been successful in timely collection of client balances, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions. Historically in a number of our contracts, we have agreed to indemnify our clients for expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We might not be able to enter into these royalty or licensing arrangements on acceptable terms. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.

We could lose our ability to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual assets could be acquired or sued, and this could disrupt use of their products or services by Accenture and our clients. If our ability to provide services and solutions to our clients is impaired, our operating results could be adversely affected.

We have only a limited ability to protect our intellectual property rights, which are important to our success

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

Depending on the circumstances, we might grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do, in which case we would seek to cross-license the use of the intellectual property.

However, in certain situations, we might forego rights to the use of intellectual property we help create, which might limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

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

Since 2001, we have more than doubled the size of our workforce so that, as of August 31, 2007, we had approximately 170,000 employees, located in more than 150 cities in 49 countries. Increasingly, our expansion is taking place outside of the United States and Europe, with particular growth in our locations in India and the Philippines. The size of our Company presents significant management and organizational challenges and these issues may become more pronounced if we continue our rate of expansion. For example, it takes time for our newer employees to develop the knowledge, skills or experience that our business model requires. Continued growth may make it increasingly difficult to maintain our culture, effectively manage our personnel and operations and effectively communicate to our personnel worldwide our core values, strategies and goals. Similarly, it could become increasingly difficult to maintain common standards across an expanding enterprise or to effectively institutionalize our know-how. Finally, the size and scope of our operations increases the possibility that an employee will engage in unlawful or fraudulent activity, or otherwise expose the Company to unacceptable business risks, despite our efforts to maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our large and expanding enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

We may not be successful at identifying, acquiring or integrating other businesses or technologies.

We expect to continue our program of pursuing strategic acquisitions designed to enhance our capabilities. However, there can be no assurance that we will successfully identify suitable acquisition candidates, succeed in completing targeted transactions or achieve desired financial or operating results. Furthermore, we face numerous risks in integrating any businesses we might acquire. We might need to dedicate additional management and other resources to complete the transactions, which could divert our attention from other business operations. Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations. We could face challenges combining service delivery operations, consolidating IT and administrative infrastructure, and assimilating employees into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake, which could have an adverse effect on our revenues and profit margin or our ability to grow our business. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or further improve our market share, profitability or competitive position in specific markets or services.

Consolidation in the industries that we serve could adversely affect our business.

Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge or consolidate and combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.

Risks That Relate to Ownership of Our Class A Common Shares

The share price of Accenture Ltd Class A common shares could be adversely affected from time to time by sales, or the anticipation of future sales, of Class A common shares held by our employees and former employees.

Our employees and former employees continue to hold significant amounts of equity in Accenture in the form of Accenture Ltd Class A common shares, restricted share units and options, and shares in our subsidiaries, most of which are exchangeable or redeemable for Accenture Ltd Class A common shares. The majority of these holdings are, or may become, freely tradable in the marketplace, as described below.

Our current employees hold a large number of shares that will become freely tradable in the period leading up to July 24, 2009

•	At the time of our transition to a corporate structure in 2001, many of our senior executives received a substantial number of Class A common shares and/or securities that may be exercisable, redeemable or exchangeable for Class A common shares or pursuant to which Class A common shares may be delivered to such senior executives. Those shares generally remain subject to transfer restrictions that lapse with the passage of time through July 24, 2009. See “Business—Organizational Structure—Restrictions on Transfer of Certain Accenture Shares.”

In fiscal 2007, we eliminated a requirement that senior executives who hold covered shares and who remain employed by Accenture continue to maintain beneficial ownership of, and be restricted from transferring, at least 25% of these shares at all times during their employment. We replaced this “25% minimum holding requirement” with a graduated waiver of transfer restrictions that takes effect on a phased-in quarterly basis through the fourth quarter of fiscal 2009. We eliminated the 25% minimum holding requirement in the belief that it would benefit shareholders by decreasing the large number of shares whose transfer restrictions would not otherwise lapse until the later of July 24, 2009 or the termination of our senior executives’ employment, and that it would benefit retention by removing a structural incentive for senior executives to resign starting in 2009 to achieve greater liquidity for their shareholdings. Even though we still maintain share ownership guidelines that dictate specific ownership levels for active senior executives (see “Business—Organizational Structure—Senior Executive Ownership Requirements”), the waiver described above will permit many of our active senior executives to transfer or sell into the marketplace a portion of their shares significantly earlier than would have been the case in the past, and there is a risk this could have an adverse effect on our share price.

The following table shows the total number of covered shares held by active employees scheduled to be released from transfer restrictions each quarter. This table reflects the adoption of the phased-in quarterly waiver described above starting in the fourth quarter of fiscal 2007 and assumes that all covered persons who are active employees as of October 1, 2007 remain actively employed by Accenture through June 1, 2009. (The actual number of additional covered shares that become available for transfer as a result of the waiver will be reduced depending on the number of covered persons who cease to be employed prior to June 1, 2009.)

Total number of Accenture Ltd
Class A common shares, SCA Class I
common shares and Accenture
Canada Holdings Inc. exchangeable
shares held by current employees
that are scheduled to become
available for transfer

1st Quarter Fiscal 2008	7,930,862
2nd Quarter Fiscal 2008	7,179,893
3rd Quarter Fiscal 2008	7,179,893
4th Quarter Fiscal 2008	28,852,729
1st Quarter Fiscal 2009	7,179,893
2nd Quarter Fiscal 2009	7,179,893
3rd Quarter Fiscal 2009	7,179,893
4th Quarter Fiscal 2009	7,186,356

Our former employees hold a large number of shares that will become freely tradable after July 24, 2009

•	Our retired and resigned partners continue to hold a large number of covered shares. Although some of these are unrestricted and currently available for sale and transfer, the majority will not be free for sale or transfer until July 24, 2009, when the remaining transfer restrictions on these shares will lapse. We have on several occasions conducted transactions, including discounted tender offers of Accenture SCA shares and targeted repurchases of Accenture Ltd shares, designed to address the potential impact of the build-up of shares having transfer restrictions that would otherwise lapse on July 24, 2009. However, there is no assurance that tender offers and share repurchases we have conducted to date, or other actions we might undertake in the future, will have the desired effect of meaningfully reducing the impact of having a large number of shares become available for transfer on a common date.

The following table shows the total number of covered shares held by former employees scheduled to be released from transfer restrictions each quarter. This table assumes that no covered persons who are active employees as of October 1, 2007 retire or resign through June 1, 2009.

Total number of Accenture Ltd
Class A common shares, SCA Class I
common shares and Accenture
Canada Holdings Inc. exchangeable
shares held by former employees
that are scheduled to become
available for transfer

1st Quarter Fiscal 2008	2,402,464
2nd Quarter Fiscal 2008	655,975
3rd Quarter Fiscal 2008	2,205,260
4th Quarter Fiscal 2008	8,050,672
1st Quarter Fiscal 2009	760,550
2nd Quarter Fiscal 2009	2,234,887
3rd Quarter Fiscal 2009	2,442,838
4th Quarter Fiscal 2009	97,639,354

Our Senior Executive Trading Policy might not be effective at limiting the number of shares sold

•	We maintain a Senior Executive Trading Policy that provides, among other things, that covered shares held by actively employed senior executives will be subject to company-imposed quarterly trading guidelines. We set allocation limits of unrestricted covered shares based on a composite average weekly volume of trading in Accenture Ltd Class A common shares. These guidelines allow us to manage the total number of shares redeemed, sold or otherwise transferred by our senior executives in any calendar quarter. The policy guidelines, which can be adjusted by management, are not legal or contractual restrictions, however, and there is a risk that the internal sanctions available to us might not adequately dissuade individual employees from attempting transfers in excess of the amounts permitted under the policy. Additionally, there is a risk that this policy creates an adverse incentive for some senior executives to retire or to terminate their employment in order to sell unrestricted shares that would otherwise be governed by these quarterly trading guidelines. This could have an adverse effect on our ability to retain talented and experienced senior executives.

The sale of shares issued under our 2001 Share Incentive Plan could have an adverse effect on our share price

•	In addition to the covered shares described above, as of October 1, 2007, a total of 50,248,658 of our Class A common shares underlying restricted share units were scheduled to be delivered during the calendar years indicated below:

Calendar Year	Number of Shares

2007	1,041,603
2008	6,951,002
2009	15,435,505
2010	15,024,280
2011 and after	11,796,268

Although the holders may choose to defer delivery of some of these shares for tax purposes, it is foreseeable that a significant number of these shares could be sold on the open markets following their delivery.

Furthermore, as of October 1, 2007, a total of 42,671,428 Accenture Ltd Class A common shares were issuable pursuant to options, of which options to purchase an aggregate of 40,114,479 Class A common shares were exercisable and options to purchase an aggregate of 2,556,949 Class A common shares are scheduled to become exercisable during the calendar years indicated below:

Calendar Year	Number of Shares

2007	43,629
After 2007	2,513,320

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

We might choose to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	repurchase additional shares from our current shareholders;

•	develop new services and solutions; or

•	respond to competitive pressures.

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

In September 2007, the State of Connecticut filed an action in State Superior Court in Hartford against Accenture arising out of an alleged data security breach. The action arises in connection with work we undertook for the State of Connecticut’s Office of the Comptroller (the “Core-CT Project”), during which Accenture properly came into the possession of confidential information, including personally identifiable information, concerning Connecticut citizens. The complaint alleges that some of the information was subsequently placed on a server maintained by the State of Ohio by Accenture employees who were transferred from the Core-CT Project to a similar project for the State of Ohio, and that a back-up tape from the Ohio server containing some of the information was stolen in June 2007 from an Ohio state employee. The State of Connecticut claims that Accenture breached its contract with the Connecticut Comptroller’s office and also asserts negligence and the unauthorized taking of information by Accenture. The complaint seeks injunctive relief and damages, including restitution of some unspecified portion of the amount paid to Accenture pursuant to the Core-CT Project contract. During the investigation of this matter, it was discovered that confidential information belonging to several other Accenture clients appeared on the Ohio server, and Accenture has notified the affected clients. Although these events represent a breach of Accenture’s internal policies on data security, we have no evidence that any individual has been harmed as a result. Accenture is committed to maintaining the security of its clients’ data and is conducting an internal investigation to ensure the integrity of all confidential data, including personally identifiable information, in its possession. Accenture is committed to taking all appropriate remedial actions. In addition to the Connecticut suit, it is possible that other affected parties could bring similar lawsuits or proceedings. We do not believe these matters would have a material impact on our results of operations or financial condition.

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

No matters were submitted to a vote of security holders of Accenture Ltd or Accenture SCA during the fourth quarter of fiscal 2007.

Executive Officers of the Registrant

Our executive officers and persons chosen to become executive officers as of the date hereof are as follows:

Kevin Campbell, 47, became our group chief executive—Outsourcing in September 2006, after serving as our senior managing director—Business Process Outsourcing beginning in February 2005. Previously, he served as the vice president of global sales at Hewitt Associates from September 2004 to February 2005, and as president and chief operating officer of Exult Inc. from May 2000 to September 2004, when Exult merged with Hewitt. Mr. Campbell was previously employed by Accenture from 1982 until 1999.

Gianfranco Casati, 48, became our group chief executive—Products operating group in September 2006. From April 2002 to September 2006, Mr. Casati was managing director of the Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 23 years.

Martin I. Cole, 51, became our group chief executive—Communications & High Tech operating group in September 2006, after serving as our group chief executive—Government operating group from September 2004 to September 2006. From September 2000 to August 2004, he served in leadership roles in our outsourcing group, including serving as global managing partner of our Outsourcing & Infrastructure Delivery group. Mr. Cole has been with Accenture for 27 years.

Anthony G. Coughlan, 50, has been our principal accounting officer since September 2004 and our controller since September 2001. Mr. Coughlan has been with Accenture for 29 years.

Pamela J. Craig, 50, has been our chief financial officer since October 2006. From March 2004 to October 2006, she was our senior vice president—Finance. Previously, Ms. Craig was our group director—Business Operations & Services from March 2003 to March 2004, and was our managing partner—Global Business Operations from June 2001 to March 2003. Ms. Craig has served as a director of Avanade Inc. since February 2006, and is a member of its Audit Committee. Ms. Craig has been with Accenture for 25 years.

Karl-Heinz Flöther, 55, has been our group chief executive—Systems Integration & Technology since May 2005. From December 1999 to May 2005 he was our group chief executive—Financial Services operating group. In addition, Mr. Flöther served as one of our directors from June 2001 to

February 2004, and is currently a director of Avanade Inc. Mr. Flöther has been with Accenture for 28 years.

Mark Foster, 48, became our group chief executive—Management Consulting & Integrated Markets in September 2006. Prior to that, Mr. Foster served as our group chief executive—Products operating group from March 2002 to September 2006. From September 2000 to March 2002, he was managing partner of our Products operating group in Europe. Mr. Foster has been with Accenture for 23 years.

Robert N. Frerichs, 55, has been our chief risk officer since September 2004. From November 2003 to September 2004, he was chief operating officer of our Communication & High Tech operating group. From August 2001 to November 2003, he led the market maker team for our Communications & High Tech operating group. Prior to these roles, Mr. Frerichs held numerous leadership positions within our Communications & High Tech operating group. He currently serves as chairman of the Board of Directors of Avanade Inc., and is a member of its Audit Committee. Mr. Frerichs has been with Accenture for 31 years.

William D. Green, 54, became chairman of the Board of Directors on August 31, 2006, and has been our chief executive officer since September 2004 and a director since June 2001. From March 2003 to August 2004 he was our chief operating officer—Client Services, and from August 2000 to August 2004 he was our country managing director, United States. Mr. Green has been with Accenture for 29 years.

Lisa M. Mascolo, 47, became our group chief executive—Public Service operating group in September 2006. She has served in leadership roles in our Public Service operating group since 2001, including serving as managing director of our USA Government operating unit and managing partner of Accenture’s US Federal Government business. Ms. Mascolo has been with Accenture for 25 years.

Pierre Nanterme, 48, became our group chief executive—Financial Services operating group on September 1, 2007. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout the Company, including serving as our chief leadership officer from May 2006 through September 2007, and our country managing director for France from November 2005 to September 2007. Mr. Nanterme has been with Accenture for 24 years.

Stephen J. Rohleder, 50, has been our chief operating officer since September 2004. From March 2003 to September 2004, he was our group chief executive—Government operating group. From March 2000 to March 2003, he was managing partner of our Government operating group in the United States. Mr. Rohleder has been with Accenture for 26 years.

Douglas G. Scrivner, 56, has been our general counsel and secretary since January 1996 and our compliance officer since September 2001. Mr. Scrivner has been with Accenture for 27 years.

Alexander M. van’t Noordende, 44, became our group chief executive—Resources operating group in September 2006. Prior to assuming that role, he led our Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and has served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, Mr. van’t Noordende served as our country managing director for the Netherlands. Mr. van’t Noordende has been with Accenture for 20 years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Accenture Ltd Class A Common Shares

Accenture Ltd Class A common shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares.

The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for Accenture Ltd Class A common shares as reported by the New York Stock Exchange.

	Price Range
	High	Low

Fiscal 2006
First Quarter	$28.63	$24.45
Second Quarter	$33.05	$28.02
Third Quarter	$32.94	$26.17
Fourth Quarter	$29.66	$25.68
Fiscal 2007
First Quarter	$35.17	$28.28
Second Quarter	$39.25	$33.45
Third Quarter	$41.19	$34.28
Fourth Quarter	$44.03	$37.25
Fiscal 2008
First Quarter (through October 15, 2007)	$42.32	$37.25

The closing sale price of an Accenture Ltd Class A common share as reported by the New York Stock Exchange consolidated tape as of October 15, 2007 was $41.00. As of October 15, 2007, there were 1,318 holders of record of Accenture Ltd Class A common shares.

There is no trading market for Accenture Ltd Class X common shares. As of October 15, 2007, there were 1,293 holders of record of Accenture Ltd Class X common shares.

Dividend Policy

On November 15, 2005, Accenture Ltd paid a cash dividend of $0.30 per share on its Class A common shares and Accenture SCA paid a cash dividend of $0.30 per share on its Class I common shares. On November 15, 2006, Accenture Ltd paid a cash dividend of $0.35 per share on its Class A common shares and Accenture SCA paid a cash dividend of $0.35 per share on its Class I common shares.

On September 25, 2007, Accenture Ltd declared a cash dividend of $0.42 per share on its Class A common shares for shareholders of record at the close of business on October 12, 2007. Accenture Ltd will cause Accenture SCA to declare a cash dividend of $0.42 per share on its Class I common shares for shareholders of record at the close of business on October 9, 2007. Both dividends are payable on November 15, 2007.

Future dividends on Accenture Ltd Class A common shares, if any, will be at the discretion of the Board of Directors of Accenture Ltd and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the

Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Bermuda Companies Act.

Recent Sales of Unregistered Securities

None.

Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares

The following table provides information relating to the Company’s purchases of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the fourth quarter of fiscal 2007. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
			Purchased as Part of	Yet Be Purchased Under
	Total Number of	Average Price	Publicly Announced	Publicly Announced
Period	Shares Purchased	Paid per Share	Plans or Programs(1)	Plans or Programs
				(in millions)

June 1, 2007—June 30, 2007
Class A common shares	11,036	$41.14	—	$978
Class X common shares	—	—	—	—
July 1, 2007—July 31, 2007
Class A common shares	550,107	$41.91	—	$978
Class X common shares	7,176,548	$0.0000225	—	—
August 1, 2007— August 31, 2007
Class A common shares	2,015,735	$39.88	1,988,773	$900
Class X common shares	1,765,321	$0.0000225	—	—
Total
Class A common shares(1)(2)	2,576,878	$40.32	1,988,773
Class X common shares(3)	8,941,869	$0.0000225	—

(1)	Since August 2001, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the fourth quarter of fiscal 2007, we repurchased an aggregate of 1,988,773 Accenture Ltd Class A common shares for an aggregate purchase price of $79 million. To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $2.4 billion for use in these open-market share purchases. As of August 31, 2007, an aggregate of $900 million remained available for these open-market share purchases. The open-market purchase program does not have an expiration date.

(2)	During the fourth quarter of fiscal 2007, Accenture purchased 588,105 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under our various employee equity share plans.

(3)	During the fourth quarter of fiscal 2007, we redeemed 8,941,869 Accenture Ltd Class X common shares pursuant to our bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides additional information relating to purchases and redemptions by Accenture of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the fourth quarter of fiscal 2007. The Company’s management believes the following table and footnotes provide useful information regarding the share purchase and redemption activity of the Company. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing earnings per share.

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under
		Average	Part of Publicly	Publicly
	Total Number of	Price Paid	Announced Plans or	Announced Plans
Period	Shares Purchased (1)	per Share	Programs	or Programs

Accenture SCA
June 1, 2007—June 30, 2007
Class I common shares	—	—	—	—
July 1, 2007—July 31, 2007
Class I common shares	6,437,510	$42.36	—	—
August 1, 2007—August 31, 2007
Class I common shares	456,007	$40.76	—	—
Total
Class I common shares(2)(3)	6,893,517	$42.25	—	—
Accenture Canada Holdings Inc.
June 1, 2007—June 30, 2007
Exchangeable shares	—	—	—	—
July 1, 2007—July 31, 2007
Exchangeable shares	123,350	$42.75	—	—
August 1, 2007—August 31, 2007
Exchangeable shares	14,122	$39.92	—	—
Total
Exchangeable shares(2)	137,472	$42.46	—	—

(1)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $5.7 billion for purchases and redemptions of shares from our current and former senior executives and their permitted transferees under our Senior Executive Trading Policy and our prior Share Management Plan. As of August 31, 2007, an aggregate of $750 million remained available for these purchases and redemptions.

(2)	During the fourth quarter of fiscal 2007, Accenture redeemed and purchased a total of 6,893,517 Accenture SCA Class I common shares and 137,472 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees.

(3)	In addition to the amounts included in this table, during the fourth quarter of fiscal 2007, we also redeemed a total of 3,185,481 Accenture SCA Class I common shares from current and former senior executives and their permitted transferees by issuing an equivalent number of Accenture Ltd Class A common shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Share Redemptions.”

Purchases and redemptions of Accenture SCA Class II and Class III common shares

During the fourth quarter of fiscal 2007, Accenture SCA redeemed 4,617,523 Accenture SCA Class III common shares from Accenture. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. These inter-company transactions do not reduce shares outstanding for purposes of computing earnings per share reflected in the Company’s Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

ITEM 6.	SELECTED FINANCIAL DATA

The data as of August 31, 2007 and 2006 and for the years ended August 31, 2007, 2006 and 2005 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data as of August 31, 2005, 2004 and 2003 and for the years ended August 31, 2004 and 2003 are derived from audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended August 31,
	2007	2006(1)(2)	2005(3)	2004(3)	2003
	(in millions)

Income Statement Data:
Revenues:
Revenues before reimbursements	$19,696	$16,646	$15,547	$13,673	$11,818
Reimbursements	1,757	1,582	1,547	1,440	1,579

Revenues	21,453	18,228	17,094	15,113	13,397
Operating expenses:
Cost of services:
Cost of services before reimbursable expenses	13,654	11,652	10,455	9,057	7,508
Reimbursable expenses	1,757	1,582	1,547	1,440	1,579

Cost of services	15,411	13,234	12,002	10,497	9,087
Sales and marketing	1,904	1,708	1,558	1,488	1,459
General and administrative costs	1,619	1,493	1,512	1,340	1,319
Reorganization costs (benefits)	26	(48)	(89)	29	(19)

Total operating expenses	18,960	16,387	14,983	13,355	11,846

Operating income	2,493	1,841	2,111	1,759	1,551
Gain on investments, net	18	2	21	3	10
Interest income	155	130	108	60	41
Interest expense	(25)	(21)	(24)	(22)	(21)
Other (expense) income	(22)	(28)	(11)	—	32
Equity in losses of affiliates	—	—	—	(2)	—

Income before income taxes	2,619	1,924	2,206	1,799	1,613
Provision for income taxes	896	491	697	576	566

Income before minority interest	1,723	1,433	1,509	1,223	1,047
Minority interest	(480)	(460)	(568)	(532)	(549)

Net income	$1,243	$973	$940	$691	$498

(1)	Includes the financial impact of the resolution of the NHS matter recorded during fiscal 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The NHS Contracts.”

(2)	Includes the impact of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” For additional information, refer to Note 11 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

(3)	May not total due to rounding.

	Year Ended August 31,
	2007	2006	2005	2004	2003

Weighted Average Class A Common Shares:
Basic	604,128,805	589,099,824	588,505,335	553,298,104	468,592,110
Diluted	861,923,335	894,257,833	961,124,893	1,003,294,275	997,162,792
Earnings Per Class A Common Share:
Basic	$2.06	$1.65	$1.60	$1.25	$1.06
Diluted	$1.97	$1.59	$1.56	$1.22	$1.05
Dividends per Common Share	$0.35	$0.30	$—	$—	$—

	As of August 31,
	2007	2006	2005	2004	2003
	(in millions)

Balance Sheet Data:
Cash and cash equivalents	$3,315	$3,067	$2,484	$2,553	$2,332
Working capital	1,009	1,418	1,754	1,745	1,729
Total assets	10,747	9,497	8,957	8,013	6,459
Long-term debt, net of current portion	3	27	44	32	14
Shareholders’ equity	2,063	1,894	1,697	1,472	832

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We use the terms “Accenture,” “we,” “our Company,” “our” and “us” in this report to refer to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2007” means the 12-month period that ended on August 31, 2007. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Overview

Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. Although we are continuing to see strong demand for our services, we continue to expect that revenue growth rates across our segments may vary from quarter to quarter during fiscal 2008 as economic conditions vary in different industries and geographic markets.

Revenues before reimbursements for fiscal 2007 were $19.70 billion, compared with $16.65 billion for fiscal 2006, an increase of 18% in U.S. dollars and 13% in local currency. Revenues before reimbursements for the fourth quarter of fiscal 2007 were $5.11 billion, compared with $3.97 billion for the fourth quarter of fiscal 2006, an increase of 29% in U.S. dollars and 23% in local currency.

Consulting revenues before reimbursements for fiscal 2007 were $11.86 billion, compared with $9.89 billion for fiscal 2006, an increase of 20% in U.S. dollars and 15% in local currency. For the fourth quarter of fiscal 2007, consulting revenues before reimbursements were $3.04 billion, compared with $2.19 billion for the fourth quarter of fiscal 2006, an increase of 38% in U.S. dollars and 32% in local currency.

Outsourcing revenues before reimbursements for fiscal 2007 were $7.84 billion, compared with $6.75 billion for fiscal 2006, an increase of 16% in U.S. dollars and 12% in local currency. Outsourcing revenues before reimbursements for the fourth quarter of fiscal 2007 were $2.07 billion, compared with $1.77 billion for the fourth quarter of fiscal 2006, an increase of 17% in U.S. dollars and 12% in local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Consistent with broader market trends, our recently signed outsourcing contracts are of shorter duration and therefore of smaller initial total contract value than they have been in the past. Despite this, our average annualized revenue per contract is steady. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2006, the weakening of various currencies versus the U.S. dollar resulted in an unfavorable currency translation and decreased our reported revenues, operating expenses and operating income. During the majority of fiscal 2007, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income compared to the same period in the prior year. If this trend continues in fiscal 2008, our U.S. dollar revenue growth will be higher than our growth in local currency. In the future, if the U.S. dollar strengthens against other currencies, our U.S. dollar revenue growth may be lower than our growth in local currency.

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

Gross margin (revenues before reimbursements less cost of services before reimbursable expenses) as a percentage of revenues before reimbursements for the three months and year ended August 31, 2007 were 31.2% and 30.7%, respectively, compared with 34.1% and 30.0%, respectively, for the same periods in fiscal 2006. The decrease in gross margin as a percentage of revenues before reimbursements for the three months ended August 31, 2007 was principally due to the net impact of the NHS Transfer Agreement in the fourth quarter of fiscal 2006. The increase in gross margin as a percentage of revenues before reimbursements for the year ended August 31, 2007 was principally due to the net impact during fiscal 2006 of the NHS Transfer Agreement (as defined below) and the second-quarter fiscal 2006 NHS adjustments, partially offset by higher annual bonus accruals during fiscal 2007. See “—The NHS Contracts.”

Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

Our headcount increased to approximately 170,000 as of August 31, 2007 from approximately 140,000 as of August 31, 2006. Annualized attrition for the three months and year ended August 31, 2007 was 18%, excluding involuntary terminations, consistent with the three months and year ended August 31, 2006. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. We have adjusted compensation in fiscal 2007 in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees and we may need to continue to adjust compensation in the future. As in previous fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these increases. Our margins and ability to grow our business could be adversely affected if we do not continue to manage attrition, recover increases in compensation and effectively assimilate and utilize large numbers of new employees.

Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 17.9% for fiscal 2007, compared with 19.2% for fiscal 2006. The decrease in these costs as a percentage of revenues before reimbursements was primarily due to higher utilization of our client-service personnel on contracts and our multi-year program to reduce costs as a percentage of revenues before reimbursements.

Operating income as a percentage of revenues before reimbursements remained flat at 12.6% for the three months ended August 31, 2007 compared with the three months ended August 31, 2006. Operating income as a percentage of revenues before reimbursements increased to 12.7% for the year ended August 31, 2007 from 11.1% for the year ended August 31, 2006. Excluding the effects of reorganization benefits, operating income as a percentage of revenues before reimbursements for the year ended August 31, 2007 increased 2.1 percentage points compared with the year ended August 31, 2006. The increase was principally due to the net impact during fiscal 2006 of the NHS Transfer Agreement and the second-quarter fiscal 2006 NHS adjustments, partially offset by higher annual bonus accruals during fiscal 2007. See “—The NHS Contracts.”

From time to time we purchase Accenture shares through our open-market purchase program and also purchase, redeem and exchange Accenture shares held by our current and former senior executives and their permitted transferees. During the year ended August 31, 2007, we purchased $2,308 million of our shares. This comprised $441 million for purchases of 13.3 million Accenture Ltd

Class A common shares and $1,867 million for redemptions and purchases of 54.2 million Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.

The NHS Contracts

We previously entered into certain large, long-term contracts (the “NHS Contracts”) to provide systems and services to the National Health Service in England (the “NHS”). During the second quarter of fiscal 2006, there were several developments that significantly increased the risks and uncertainties associated with the NHS Contracts, and we recorded a $450 million aggregate loss provision that was reflected in Cost of services of our Government and Products operating groups. On September 28, 2006, we entered into an agreement (the “NHS Transfer Agreement”) to transfer to a third party all of our rights and obligations under the NHS Contracts, except those relating to the Picture Archiving Communication System. The NHS Transfer Agreement resulted in a $339 million reduction in revenues before reimbursements in the fourth quarter of fiscal 2006, which was offset by a decrease in Cost of services, including a reversal of $396 million of the loss provision recorded in the second quarter of fiscal 2006. In addition, during the fourth quarter of fiscal 2006, we recorded impairment writedowns on operational services assets totaling $57 million. These fourth-quarter fiscal 2006 adjustments were reflected in the operating results of our Government and Products operating groups. During the second quarter of fiscal 2007, the transfer and substantially all related activities were completed for less than the maximum $125 million loss we previously estimated we would incur in fiscal 2007, and no material obligations remain.

Bookings and Backlog

New contract bookings for the three months ended August 31, 2007 were $4,946 million, with consulting bookings of $3,129 million and outsourcing bookings of $1,817 million. New contract bookings for the year ended August 31, 2007 were $21,974 million, with consulting bookings of $12,654 million and outsourcing bookings of $9,320 million.

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

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

Consolidated Financial Statements and the reported amounts of revenues and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, income taxes and defined benefit pension plans.

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

We recognize revenues from technology integration consulting contracts using the percentage-of-completion method pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities. Contract loss provisions recorded as of August, 31, 2007 and 2006 are immaterial.

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

Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met. Client prepayments (even if nonrefundable) are deferred and recognized over future periods as services are delivered or performed.

Our consulting revenues are affected by the number of work days in the fiscal quarter, which in turn is affected by the level of vacation days and holidays. Consequently, since we typically have approximately 5 to 10 percent more work days in our first and third quarters than in our second and fourth quarters, our consulting revenues are typically higher in our first and third quarters than in our second and fourth quarters.

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

We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Our effective tax rate for fiscal 2007 was 34.2%, compared with 25.5% for fiscal 2006.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies.

Defined Benefit Pension Plans

In the United States and certain other countries, we maintain and administers defined benefit pension plans. The annual cost of these plans can be significantly affected by changes in assumptions and differences between expected and actual experience.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to prospectively recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS No. 87”) that have not yet been recognized through pension expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. SFAS No. 87 requires the recognition of an additional minimum liability if the market value of plan assets is less than the accumulated benefit obligation as the end of the measurement date. Had Accenture not been required to adopt SFAS No. 158 as of August 31, 2007, we would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. We adopted the recognition and disclosure provisions as of August 31, 2007 and will adopt the year-end measurement date provision as of August 31, 2009.

The adoption of SFAS No. 158 impacted the August 31, 2007 Consolidated Balance Sheet as follows: increase in assets of $2 million, decrease in liabilities of $24 million, and increase in shareholders’ equity of $26 million. For additional information, refer to Note 10 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

We utilize actuarial methods required by SFAS No. 87 to account for our defined benefit pension plans. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligation for our defined benefit pension plans. Two of the most significant assumptions are the discount rates and expected long-term rate of return on plan assets. In making these assumptions, we are required to consider current market conditions, including changes in interest rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions. Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. The assumptions, assets and liabilities used to measure our annual pension expense are determined as of June 30 or August 31 for our U.S. and non-U.S. benefit plans.

Key assumptions used to determine annual pension expense are as follows:

	Pension Benefits
	2008		2007		2006
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Discount rate	6.25%	5.08%	6.50%	4.68%	5.25%	4.28%
Expected return on plan assets	7.50%	5.97%	7.50%	5.67%	7.50%	5.57%
Rate of increase in future compensation	4.50%	3.84%	4.50%	3.45%	4.50%	3.27%

Discount Rate

The discount rate is required to be used in each pension plan actuarial valuation. Our methodology for selecting the discount rate for our U.S. Plans is to match the plans’ cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate assumption for our Non-U.S. Plans primarily reflects the market rate for high-quality, fixed-income debt instruments. The discount rate assumptions are based on the expected duration of the benefit payments for each of our pension plans as of the annual measurement date and is subject to change each year. Our estimated U.S. pension expense for fiscal 2008 reflects a 25 basis point decrease in our discount rate, while our non-U.S. estimated pension expense for fiscal 2008 reflects a 40 basis point increase in our discount rate. These changes in discount rate will increase estimated pension expense in fiscal 2008 by approximately $4.4 million.

A 25 basis point increase in the discount rate would decrease our annual pension expense by $6.5 million. A 25 basis point decrease in the discount rate would increase our annual pension expense by $6.6 million.

Expected Return on Plan Assets

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets and is based on historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio. A 7.50% expected return on plan assets assumption was used for both fiscal 2008 and 2007 for the U.S. plans, while the expected return on plan assets assumptions for the non-U.S. plans were 5.97% and 5.67% in fiscal 2008 and 2007, respectively.

A 25 basis point change in our return on plan assets would change our annual pension expense by $3.8 million.

U.S. generally accepted accounting principles include mechanisms that serve to limit the volatility in our earnings which otherwise would result from recording changes in the value of plan assets and benefit obligations in our Consolidated Financial Statements in the periods in which those changes occur. For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time. For Accenture, positive market returns occurred for fiscal 2007 and 2006, causing actual pension plan asset returns to exceed our expected returns.

General

Our U.S. pension plans include plans covering certain U.S. employees and former employees, as well as a frozen plan related to former pre-incorporation partners. As of August 31, 2007, our U.S. employee plans had a projected benefit obligation of $840 million and assets of $939 million. No fiscal 2008 contributions will be required for the U.S. employee pension plans. We have not determined whether we will make additional voluntary contributions for U.S. employee pension plans in fiscal 2008. The frozen plan for former partners is unfunded and had a projected benefit obligation of $133 million as of August 31, 2007.

Non-U.S. pension plan obligations totaled $653 million as of August 31, 2007, while non-U.S. pension assets totaled $587 million. We contributed $94 million to non-U.S. plans in fiscal 2007 and expect to contribute approximately $25 million in fiscal 2008.

Pension expense was $90 million and $151 million for fiscal 2007 and 2006, respectively. Pension expense for fiscal 2008 is estimated to be approximately $72 million. The fiscal 2008 pension expense estimate incorporates the 2008 assumptions described above.

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

Revenues presented by operating group, geographic region and type of work were as follows:

					Percent of Total
					Revenues
					Before
					Reimbursements
				Percent	for the Year
	Year Ended		Percent	Increase	Ended
	August 31,		Increase	Local	August 31,
	2007	2006	US$	Currency	2007	2006
	(in millions)

OPERATING GROUPS
Communications & High Tech	$4,600	$4,177	10%	5%	23%	25%
Financial Services	4,357	3,558	22	16	22	22
Government	2,561	2,221	15	12	13	13
Products	4,913	4,011	23	18	25	24
Resources	3,243	2,666	22	17	17	16
Other	22	13	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	19,696	16,646	18%	13%	100%	100%

Reimbursements	1,757	1,582	11

TOTAL REVENUES	$21,453	$18,228	18%

GEOGRAPHY
Americas	$8,483	$7,741	10%	9%	43%	46%
EMEA(1)	9,534	7,644	25	16	48	46
Asia Pacific	1,679	1,261	33	28	9	8

TOTAL Revenues Before Reimbursements	$19,696	$16,646	18%	13%	100%	100%

TYPE OF WORK
Consulting	$11,856	$9,892	20%	15%	60%	59%
Outsourcing	7,840	6,754	16	12	40	41

TOTAL Revenues Before Reimbursements	$19,696	$16,646	18%	13%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

We conduct business in the following countries that individually comprised more than 10% of consolidated revenues before reimbursements within the last three years:

	August 31,
	2007	2006	2005

United States	36%	39%	37%
United Kingdom	14	13	17

Results of Operations for the Year Ended August 31, 2007 Compared to Year Ended August 31, 2006

Revenues

Our Communications & High Tech operating group achieved revenues before reimbursements of $4,600 million for the year ended August 31, 2007, compared with $4,177 million for the year ended August 31, 2006, an increase of 10% in U.S. dollars and 5% in local currency. The increase was driven by outsourcing growth across all industry groups and all geographic regions and consulting growth in the Asia Pacific and EMEA regions. This was partially offset by a consulting decline in our Communications industry group in the Americas region.

Our Financial Services operating group achieved revenues before reimbursements of $4,357 million for the year ended August 31, 2007, compared with $3,558 million for the year ended August 31, 2006, an increase of 22% in U.S. dollars and 16% in local currency, with both consulting and outsourcing contributing to the growth. The increase was primarily driven by growth in the EMEA region across all industry groups, particularly Banking; and in the Americas region, particularly in our Capital Markets and Insurance industry groups.

Our Government operating group achieved revenues before reimbursements of $2,561 million for the year ended August 31, 2007, compared with $2,221 million for the year ended August 31, 2006, an increase of 15% in U.S. dollars and 12% in local currency. The increase was driven by consulting growth in the EMEA and Americas regions. Revenue growth was also impacted by a fiscal 2006 $169 million reduction in consulting revenues associated with the resolution of the NHS matter recorded during the fourth quarter of fiscal 2006. See “—The NHS Contracts.”

Our Products operating group achieved revenues before reimbursements of $4,913 million for the year ended August 31, 2007, compared with $4,011 million for the year ended August 31, 2006, an increase of 23% in U.S. dollars and 18% in local currency, with both consulting and outsourcing contributing to the growth. The increase was driven by strong growth in our Consumer Goods & Services and Health & Life Sciences industry groups in the EMEA region and in our Retail and Health & Life Sciences industry groups in the Americas region. These increases more than offset an expected revenue decline in our Retail industry group in the EMEA region during the year ended August 31, 2007 related to a contract termination in the third quarter of fiscal 2006. Revenue growth was also impacted by a fiscal 2006 $169 million reduction in consulting revenues in our Health & Life Sciences industry group in the EMEA region associated with the resolution of the NHS matter recorded during the fourth quarter of fiscal 2006. See “—The NHS Contracts.”

Our Resources operating group achieved revenues before reimbursements of $3,243 million for the year ended August 31, 2007, compared with $2,666 million for the year ended August 31, 2006, an increase of 22% in U.S. dollars and 17% in local currency, primarily driven by strong consulting growth across all geographic regions and strong outsourcing growth in the EMEA region. We experienced strong growth across all four industry groups: Energy, Utilities, Chemicals and Natural Resources.

In the Americas region, we achieved revenues before reimbursements of $8,483 million in fiscal 2007, compared with $7,741 million for fiscal 2006, an increase of 10% in U.S. dollars and 9% in local currency. Growth was principally driven by our business in the United States, Brazil and Canada.

In the EMEA region, we achieved revenues before reimbursements of $9,534 million for fiscal 2007, compared with $7,644 million for fiscal 2006, an increase of 25% in U.S. dollars and 16% in local currency. Growth was principally driven by our business in the United Kingdom, Spain, Italy, the Netherlands, Germany and France.

In the Asia Pacific region, we achieved revenues before reimbursements of $1,679 million in fiscal 2007, compared with $1,261 million for fiscal 2006, an increase of 33% in U.S. dollars and 28% in local currency. Growth was principally driven by our business in Australia, Japan and Singapore.

Operating Expenses

Operating expenses were $18,960 million in fiscal 2007, an increase of $2,573 million, or 16%, over fiscal 2006, and decreased as a percentage of revenues to 88.4% from 89.9% over this period. Operating expenses before reimbursable expenses were $17,203 million in fiscal 2007, an increase of $2,398 million, or 16%, over fiscal 2006, and decreased as a percentage of revenues before reimbursements to 87.3% from 88.9% over this period. Excluding the effects of reorganization benefits recorded in fiscal 2006, operating expenses as a percentage of revenues before reimbursements for the year ended August 31, 2007 decreased 2.0 percentage points compared with the year ended August 31, 2006.

Cost of Services

Cost of services was $15,411 million in fiscal 2007, an increase of $2,177 million, or 16%, over fiscal 2006, and decreased as a percentage of revenues to 71.8% from 72.6% over this period. Cost of services before reimbursable expenses were $13,654 million in fiscal 2007, an increase of $2,002 million, or 17%, over fiscal 2006, and decreased as a percentage of revenue before reimbursements to 69.3% from 70.0% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) increased to 30.7% from 30.0% during this period. The decrease in Cost of services as a percentage of revenues before reimbursements was principally due to the net impact during fiscal 2006 of the NHS Transfer Agreement and the second-quarter fiscal 2006 NHS adjustments, partially offset by higher annual bonus accruals during fiscal 2007. See “—The NHS Contracts.”

Sales and Marketing

Sales and marketing expense was $1,904 million in fiscal 2007, an increase of $196 million, or 12%, over fiscal 2006, and decreased as a percentage of revenues before reimbursements to 9.7% from 10.2% over this period. This decrease as a percentage of revenues before reimbursements was primarily due to lower business and market development costs as a result of higher utilization of our client service personnel on contracts.

General and Administrative Costs

General and administrative costs were $1,618 million in fiscal 2007, an increase of $125 million, or 8%, over fiscal 2006, and decreased as a percentage of revenues before reimbursements to 8.2% from 9.0% during this period. This decrease as a percentage of revenues before reimbursements was primarily due to lower costs resulting from our continued efforts to leverage cost efficient locations.

Reorganization Costs (Benefits)

We recorded net reorganization costs of $26 million for the year ended August 31, 2007 related to interest expense associated with our reorganization liabilities. As of August 31, 2007, the remaining liability for reorganization costs was $401 million, of which $377 million was classified as Other accrued liabilities because expirations of statutes of limitations could occur within 12 months. During fiscal 2006, we recorded net reorganization benefits of $48 million, which included a $72 million reduction in reorganization liabilities offset by $24 million of interest expense associated with carrying these liabilities. In fiscal 2006, the reduction in liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Note 3 (Reorganization Costs (Benefits)) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.” We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because we expect final determination will have occurred. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization cost or benefit in our Consolidated Income Statement.

Operating Income

Operating income was $2,493 million in fiscal 2007, an increase of $652 million, or 35%, from fiscal 2006. Operating income as a percentage of revenues before reimbursements was 12.7% and 11.1% in fiscal 2007 and 2006, respectively. Excluding the effects of reorganization benefits during fiscal 2006, Operating income as a percentage of revenues before reimbursements for the year ended August 31, 2007 increased by 2.1 percentage points, compared with the year ended August 31, 2006. Operating income for each of the operating groups was as follows:

	Year Ended August 31,
				Effect of
			Increase	Reorganization	Net Increase
	2007	2006	(Decrease)	Benefits(1)	(Decrease)
	(in millions)

Communications & High Tech	$582	$631	$(49)	$17	$(32)
Financial Services	491	388	103	15	118
Government	272	83	189	11	200
Products	669	400	269	18	287
Resources	479	339	140	11	151

Total	$2,493	$1,841	$652	$72	$724

(1)	Represents the effect of reorganization benefits recorded during the year ended August 31, 2006.

The following operating income commentary by operating group excludes the effect of reorganization benefits recorded in fiscal 2006:

•	Communications & High Tech operating income decreased due to higher compensation costs and a decline in contract margins due to a lower proportion of high-margin consulting contracts.

•	Financial Services operating income increased due to revenue growth, higher utilization and lower sales and marketing costs as a percentage of revenues before reimbursements, partially offset by higher compensation costs and delivery inefficiencies on certain contracts.

•	Government operating income increased due to the impact of a $225 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006. The fiscal 2007 operating income also reflects consulting revenue growth and improved consulting contract margins, offset by higher compensation costs and asset impairments associated with an outsourcing contract recorded during the first quarter of fiscal 2007. See “—The NHS Contracts.”

•	Products operating income increased due to strong revenue growth and lower sales and marketing costs as a percentage of revenue before reimbursements, partially offset by higher compensation costs. Operating income also increased due to the impact of a $225 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, partially offset by revenue recognized in connection with a contract termination in our Retail industry group in the EMEA region recorded during the third quarter of fiscal 2006. See “—The NHS Contracts.”

•	Resources operating income increased due to strong revenue growth and improved contract margins, partially offset by higher compensation costs.

Higher compensation costs for the year ended August 31, 2007 resulted from higher annual bonus accruals and market compensation adjustments in certain skill sets and geographies.

Gain on Investments, Net

Gain on investments, net was $19 million in fiscal 2007, an increase of $17 million from fiscal 2006. The increase resulted primarily from a gain on the sale of a remaining investment from our portfolio of investments that was written down in fiscal 2002.

Interest Income

Interest income was $155 million in fiscal 2007, an increase of $25 million, or 19%, over fiscal 2006. The increase resulted primarily from an increase in interest rates and higher average cash balances.

Other Expense

Other expense was $22 million in fiscal 2007, a decrease of $6 million from fiscal 2006. The decrease resulted primarily from a decrease in net foreign currency exchange losses.

Provision for Income Taxes

The effective tax rates for fiscal 2007 and 2006 were 34.2% and 25.5%, respectively. The effective tax rate increased in 2007 primarily as a result of benefits recorded in fiscal 2006 related to final determinations of prior-year tax liabilities. Final determinations of prior year tax liabilities, including final agreements with tax authorities and expirations of statutes of limitations, reduced the annual effective tax rate in 2007 and 2006 by 1.8 and 10.8 percentage points, respectively.

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

Minority interest was $480 million in fiscal 2007, an increase of $20 million, or 4%, from fiscal 2006. The increase was primarily due to an increase in income before minority interest of $290 million, partially offset by a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average ownership interests to 27% for the year ended August 31, 2007 from 32% for the year ended August 31, 2006.

Earnings Per Share

Diluted earnings per share were $1.97 in fiscal 2007, compared with $1.59 in fiscal 2006. Our earnings per share for the year ended August 31, 2006 were reduced by $0.26 due to the net impact of the second-quarter fiscal 2006 NHS adjustments. See “— The NHS Contracts.” This reduction of earnings per share was partially offset by increases of $0.08 resulting from the impact of reorganization benefits and $0.16 resulting from the impact of tax benefits recorded in June 2006. For information regarding our earnings per share calculation, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Results of Operations for the Year Ended August 31, 2006 Compared to Year Ended August 31, 2005

Revenues presented by operating group, geographic region and type of work were as follows:

					Percent of Total
					Revenues
					Before
					Reimbursements
			Percent	Percent	for the Year
	Year Ended		Increase	Increase	Ended
	August 31,		(Decrease)	Local	August 31,
	2006	2005	US$	Currency	2006	2005
	(in millions)

OPERATING GROUPS
Communications & High Tech	$4,177	$4,001	4%	6%	25%	26%
Financial Services	3,558	3,408	4	7	22	22
Government	2,221	2,172	2	4	13	14
Products	4,011	3,570	12	15	24	23
Resources	2,666	2,389	12	12	16	15
Other	13	7	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	16,646	15,547	7%	9%	100%	100%

Reimbursements	1,582	1,547	2

TOTAL REVENUES	$18,228	$17,094	7%

GEOGRAPHY
Americas	$7,741	$6,730	15%	14%	46%	43%
EMEA	7,644	7,735	(1)	3	46	50
Asia Pacific	1,261	1,082	17	20	8	7

TOTAL Revenues Before Reimbursements	$16,646	$15,547	7%	9%	100%	100%

TYPE OF WORK
Consulting	$9,892	$9,559	3%	6%	59%	61%
Outsourcing	6,754	5,988	13	14	41	39

TOTAL Revenues Before Reimbursements	$16,646	$15,547	7%	9%	100%	100%

n/m = not meaningful

Revenues

Our Communications & High Tech operating group achieved revenues before reimbursements of $4,177 million in fiscal 2006, compared with $4,001 million in fiscal 2005, an increase of 4% in U.S. dollars and 6% in local currency. The increase was primarily due to revenue growth in our Electronics & High Tech industry group across all geographic regions, consulting growth in the Americas and Asia Pacific regions and outsourcing growth in the EMEA and Asia Pacific regions.

Our Financial Services operating group achieved revenues before reimbursements of $3,558 million in fiscal 2006, compared with $3,408 million in fiscal 2005, an increase of 4% in U.S. dollars and 7% in local currency. The increase was driven by revenue growth in our Banking industry group across all regions and in our Insurance industry group in the Americas and Asia Pacific regions. This revenue growth was partially offset by revenue declines in our Capital Markets industry group in the Americas and EMEA regions and in our Insurance industry group in the EMEA region.

Our Government operating group achieved revenues before reimbursements of $2,221 million in fiscal 2006, compared with $2,172 million in fiscal 2005, an increase of 2% in U.S. dollars and 4% in local currency. The increase was due to strong outsourcing revenue growth across all geographic regions, partially offset by a $169 million reduction in consulting revenues associated with the resolution of the NHS matter recorded during the fourth quarter of fiscal 2006. See “— The NHS Contracts.”

Our Products operating group achieved revenues before reimbursements of $4,011 million in fiscal 2006, compared with $3,570 million in fiscal 2005, an increase of 12% in U.S. dollars and 15% in local currency, with both consulting and outsourcing contributing to the growth in revenues. The increase was primarily driven by strong revenue growth in the Americas region, particularly in our Health & Life Sciences, Retail, Consumer Goods & Services and Industrial Equipment industry groups. Our Consumer Goods & Services and Industrial Equipment industry groups also had strong growth in the EMEA region. In addition, Products revenues were positively affected by revenues recognized in connection with a contract termination in our Retail industry group in the EMEA region during the third quarter of fiscal 2006. These increases were partially offset by a $169 million reduction in consulting revenues associated with the resolution of the NHS matter recorded during the fourth quarter of fiscal 2006. See “— The NHS Contracts.”

Our Resources operating group achieved revenues before reimbursements of $2,666 million in fiscal 2006, compared with $2,389 million in fiscal 2005, an increase of 12% in both U.S. dollars and local currency, with both consulting and outsourcing contributing to the growth in revenues. We experienced strong revenue growth in our Energy, Chemicals and Natural Resources industry groups across all geographic regions. In our Utilities industry group, we had strong growth in the Americas region, offset by revenue declines in the EMEA and Asia Pacific regions.

In the Americas region achieved revenues before reimbursements of $7,741 million in fiscal 2006, compared with $6,730 million for fiscal 2005, an increase of 15% in U.S. dollars and 14% in local currency. Growth was primarily due to our business in the United States, Canada and Brazil.

In the EMEA region recorded revenues before reimbursements of $7,644 million for fiscal 2006, compared with $7,735 million for fiscal 2005, a decrease of 1% in U.S. dollars and an increase of 3% in local currency. The decrease was primarily due to a decline in our business in the United Kingdom, including the impact of a $339 million reduction in consulting revenues associated with the resolution of the NHS matter recorded during the fourth quarter of fiscal 2006. See “— The NHS Contracts.” This decline was partially offset by growth in our business in Italy, Ireland, France, Belgium, the Netherlands, Germany and Spain.

In the Asia Pacific region achieved revenues before reimbursements of $1,261 million in fiscal 2006, compared with $1,082 million for fiscal 2005, an increase of 17% in U.S. dollars and 20% in local currency. The increase in revenues was primarily driven by our business in Australia, China and Japan.

Operating Expenses

Operating expenses were $16,387 million in fiscal 2006, an increase of $1,404 million, or 9%, over fiscal 2005 and increased as a percentage of revenues to 90% in fiscal 2006 from 88% in fiscal 2005. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses were 89% and 86% in fiscal 2006 and 2005, respectively. Operating expenses for fiscal 2006 included share-based compensation expense of $271 million, or 2% of revenues before reimbursements, compared with share-based compensation expense of $88 million, or 1% of revenues before reimbursements, for fiscal 2005. Effective September 1, 2005, we adopted SFAS No. 123R, “Share Based Payment”, resulting in a change in our method of recognizing share-based compensation expense. Specifically, we now record compensation expense for employee stock options and for our employee share purchase plan. Had we expensed employee stock options and employee share purchase rights during fiscal 2005, we estimate that operating expenses would have included $306 million in total share-based compensation expense, or 2% of revenues before reimbursements.

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

The increase in Cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to operating losses associated with the net impact of the NHS Transfer Agreement and the second-quarter NHS adjustments. See “— The NHS Contracts.”

Sales and Marketing

Sales and marketing expense was $1,708 million in fiscal 2006, an increase of $150 million, or 10%, over fiscal 2005 and increased as a percentage of revenues before reimbursements to 10.2% in fiscal 2006 from 10.0% in fiscal 2005.

General and Administrative Costs

General and administrative costs were $1,493 million in fiscal 2006, a decrease of $19 million, or 1%, from fiscal 2005 and decreased as a percentage of revenues before reimbursements to 9.0% in fiscal 2006 from 9.7% in fiscal 2005. The decrease was primarily due to lower spending in geographic facilities and technology costs.

Reorganization Benefits

We recorded net reorganization benefits of $48 million during fiscal 2006, which included a $72 million reduction in reorganization liabilities offset by $24 million of interest expense associated with carrying these liabilities. As of August 31, 2006, the remaining liability for reorganization costs was $351 million, of which $267 million was classified as current liabilities because expirations of statutes of limitations could occur within 12 months. During fiscal 2005, we recorded net reorganization benefits of $89 million, which included a $115 million reduction in reorganization liabilities offset by $26 million of interest expense associated with carrying these liabilities. In both periods, the reduction in liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Note 3 (Reorganization Costs (Benefits)) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.” We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statutes of limitations will have expired in a number of tax jurisdictions by the end of that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in our Consolidated Income Statement.

Operating Income

Operating income was $1,841 million in fiscal 2006, a decrease of $270 million, or 13%, from fiscal 2005. Operating income as a percentage of revenues before reimbursements was 11.1% and 13.6% in fiscal 2006 and 2005, respectively. Excluding the effects of Reorganization benefits during fiscal 2006, Operating income as a percentage of revenues before reimbursements would have decreased by 0.5 percentage points. Had we expensed employee stock options and employee share purchase rights during fiscal 2005 and adjusted for Reorganization benefits, operating income as a percentage of revenues before reimbursements for fiscal 2005 would have decreased by 2.2 percentage points. The decreases in operating income and operating income as a percentage of revenues before reimbursements were principally due to operating losses associated with the net impact of the NHS Transfer Agreement and the second-quarter NHS adjustments, partially offset by lower general and administrative costs as a percentage of revenues before reimbursements. See “— The NHS Contracts.”

Operating income for each of the operating groups was as follows:

	Year Ended August 31,
					Effect of	Net
					Reorganization	Increase
	2006	2005	Decrease	Adjustments(1)	Benefits(2)	(Decrease)
	(in millions)

Communications & High Tech	$631	$673	$(42)	$52	$11	$21
Financial Services	388	500	(112)	52	11	(49)
Government	83	169	(86)	27	6	(53)
Products	400	413	(13)	52	9	48
Resources	339	356	(17)	35	6	24

Total	$1,841	$2,111	$(270)	$218	$43	$(9)

(1)	Adjustments represent the estimated amounts that would have been incurred had we expensed employee stock options and employee share purchase rights for the fiscal year ended August 31, 2005.

(2)	Reorganization benefits recorded during the period were allocated to the reportable operating groups as follows:

	Year Ended August 31,
	2006	2005	Change
	(in millions)

Communications & High Tech	$(17)	$(28)	$11
Financial Services	(15)	(26)	11
Government	(11)	(17)	6
Products	(18)	(27)	9
Resources	(11)	(17)	6

Total	$(72)	$(115)	$43

The following commentary includes the effect on Operating income had we expensed employee stock options and employee share purchase rights in fiscal 2005 and adjusted for reorganization benefits recorded during fiscal 2006 and 2005:

•	Communications & High Tech operating income increased due to revenue growth, principally in our Electronics & High Tech industry group across all geographic regions and improved gross margins, primarily in the EMEA and Asia Pacific regions.

•	Financial Services operating income decreased due to lower gross margins from increased payroll costs earlier in the year and delivery inefficiencies on a small number of contracts, partially offset by revenue growth in our Banking industry group across all regions and in our Insurance industry group in the Americas and Asia Pacific regions.

•	Government operating income decreased principally due to the NHS Contracts’ operating losses of $225 million associated with the net impact of the NHS Transfer Agreement and the second-quarter NHS adjustments, partially offset by strong gross margins in outsourcing and increased profitability on certain consulting contracts. See “— The NHS Contracts.”

•	Products operating income increased due to strong revenue growth, principally in the Americas region, improved gross margins, and lower combined sales and marketing and general and administrative costs as a percentage of revenues before reimbursements. In addition, Products operating income was positively affected by revenues recognized in connection with a contract termination in our Retail industry group in the EMEA region during the third quarter of fiscal 2006. These increases were partially offset by the NHS Contracts’ operating losses of $225 million associated with the net impact of the NHS Transfer Agreement and the second- quarter NHS adjustments. See “— The NHS Contracts.”

•	Resources operating income increased due to strong revenue growth in our Energy, Chemicals and Natural Resources industry groups across all geographic regions and lower sales and marketing costs.

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

Earnings Per Share

Diluted earnings per share were $1.59 in fiscal 2006, compared with $1.56 in fiscal 2005. For fiscal 2005, had we expensed employee stock options and employee share purchase rights, our reported diluted earnings per share would have been $1.40. For information regarding our earnings per share calculation, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

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

As of August 31, 2007, cash and cash equivalents of $3,314 million combined with $300 million of liquid fixed-income securities that are classified as investments in our Consolidated Balance Sheet totaled $3,614 million, compared with $3,530 million as of August 31, 2006, an increase of $84 million.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Year Ended August 31,
				2007 to 2006
	2007(1)	2006	2005	Change
	(in millions)

Net cash provided by (used in):
Operating activities	$2,631	$2,668	$1,887	$(37)
Investing activities	(350)	(243)	(575)	(107)
Financing activities	(2,128)	(1,944)	(1,377)	(184)
Effect of exchange rate changes on cash and cash equivalents	95	102	(4)	(7)

Net increase (decrease) in cash and cash equivalents	$247	$583	$(69)	$(335)

(1)	May not total due to rounding.

Operating activities:  The $37 million decrease in cash provided by was primarily due to changes in operating assets and liabilities, including payments of approximately $176 million to the NHS in connection with the NHS Transfer Agreement, partially offset by higher Net income.

Investing activities:  The $107 million increase in cash used was primarily due to an increase in the purchases of marketable securities and property and equipment, partially offset by an increase in proceeds from marketable securities and lower spending on business acquisitions during fiscal 2007 compared to fiscal 2006.

Financing activities:  The $184 million increase in cash used was primarily driven by an increase in purchases of common shares and an increase in cash dividends paid, partially offset by a $51 million increase in cash received for Accenture Ltd Class A common shares issued under Accenture’s employee share programs. For additional information, see Note 13 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

We believe that our available cash balances and the cash flows expected to be generated from operations will be sufficient to satisfy our current and planned working capital and investment needs for the next 12 months. We also believe that our longer-term working capital and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

Borrowing Facilities

As of August 31, 2007, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

		Borrowings
	Facility	Under
	Amount	Facilities
	(in millions)

Syndicated loan facility(1)	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities(2)	350	1
Local guaranteed and non-guaranteed lines of credit(3)	139	—

Total	$1,689	$1

(1)	On July 12, 2007, the maturity of our existing $1.2 billion syndicated loan facility was extended one year, resulting in a current maturity of July 31, 2012. This facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of our consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We continue to be in compliance with these terms. As of August 31, 2007 and 2006, we had no borrowings under the facility. The facility is subject to annual commitment fees.

(2)	We maintain three separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the bilateral revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2007 and 2006, we had $1 million and $2 million, respectively, of borrowings under these facilities.

(3)	We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2007 and 2006, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $164 million and $153 million of letters of credit outstanding as of August 31, 2007 and 2006, respectively. In addition, we had no other short-term borrowings as of August 31, 2007 and 2006.

We also had total outstanding debt of $25 million and $50 million as of August 31, 2007 and 2006, respectively, which was primarily incurred in conjunction with the purchase of Accenture HR Services.

Share Purchases and Redemptions

The Board of Directors of Accenture Ltd has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for redemptions and repurchases of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees. Effective as of March 24, 2006, the Board of Directors of Accenture Ltd authorized an additional $1.5 billion for the purchase, redemption and exchange from time to time of our shares, including open-market share purchases. Effective as of March 2, 2007, the Board of Directors of Accenture Ltd authorized an additional $1.5 billion for the purchase, redemption and exchange from time to time of our shares. In addition, during the year ended August 31, 2007, the Board of Directors of Accenture Ltd separately authorized funding for two discounted tender offers for Accenture SCA Class I common shares.

A summary of our share purchase activity for cash during the year ended August 31, 2007 is as follows:

				Accenture SCA Class I
				Common Shares and
				Accenture Canada
	Accenture Ltd Class A			Holdings Inc.
	Common Shares			Exchangeable Shares(4)		Total
	Shares	Amount		Shares	Amount	Shares	Amount
	(in millions, except share amounts)

Open-Market Share Purchases	1,988,773	$79		—	$—	1,988,773	$79
Discounted Tender Offers(1)	—	—		16,538,239	485	16,538,239	485
Other Share Purchase Programs	9,858,011	309	(2)	37,640,287	1,382	47,498,298	1,691
Other purchases(3)	1,430,629	53		—	—	1,430,629	53

Total	13,277,413	$441		54,178,526	$1,867	67,455,939	$2,308

(1)	On September 11, 2006, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective October 11, 2006, of 7,538,172 shares at a price of $24.75 per share, resulting in a cash outlay of approximately $187 million. On March 8, 2007, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective April 9, 2007, of 9,000,067 shares at a price of $33.00 per share, resulting in a cash outlay of approximately $298 million.

(2)	On November 13, 2006, Accenture Finance (Gibraltar) Ltd, an indirect subsidiary of Accenture SCA, purchased 1,979,450 Accenture Ltd Class A common shares at a price of $24.75 per share, resulting in a cash outlay of approximately $49 million. On May 15, 2007, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 7,878,561 Accenture Ltd Class A common shares at a per share price of $33.00 or our local currency equivalent based on exchange rates applicable on April 4, 2007, resulting in a cash outlay of approximately $260 million. Shares in both transactions were purchased from certain former senior executives residing outside the United States.

(3)	During the year ended August 31, 2007, as authorized under our various employee equity share plans, we acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(4)	Historically, we have recorded redemptions and purchases of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares (collectively, “Subsidiary Shares”) as a reduction to Additional paid-in-capital. During the year ended August 31, 2007, funds used to acquire Subsidiary Shares more than offset the available balance in Additional paid-in-capital. As a result, we began deducting incremental purchases of Subsidiary Shares from Retained earnings. Future redemptions and purchases of Subsidiary Shares will be recorded against Additional paid-in-capital, to the extent it is available, and any incremental purchases will be recorded against Retained earnings.

As of August 31, 2007, our available authorization was $1,650 million, which included $900 million and $750 million for the open-market share purchase program and other share purchase programs, respectively.

Open-Market Purchases

Accenture has conducted a publicly announced, open-market share purchase program for Accenture Ltd Class A common shares. These purchased shares are currently utilized to provide for select employee benefits, such as equity awards to our senior executives. These shares are held by one or more subsidiaries of Accenture Ltd and are treated as treasury shares.

Other Share Redemptions

On May 15, 2007, we filed a registration statement on Form S-3 relating to 203,349,557 of Accenture Ltd Class A common shares (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by Accenture’s senior executives, former executives and their permitted transferees. During fiscal 2007, we issued 3,185,481 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares.

Senior Executive Ownership Requirements

To ensure that senior executives continue to maintain equity ownership levels that Accenture considers meaningful, we require current senior executives to comply with the Accenture Senior Executive Equity Ownership Policy. This policy requires senior executives to own Accenture equity valued at a multiple (ranging from 1 to 6) of their base compensation determined by their position level.

Senior Executive Trading Policy

In July 2005, we implemented a Senior Executive Trading Policy applicable to our senior executives that provides, among other things, that covered shares held by actively employed senior executives will be subject to company-imposed quarterly trading guidelines. We set allocation limits of unrestricted covered shares based on a composite average weekly volume of trading in Accenture Ltd Class A common shares. These guidelines allow us to manage the total number of shares redeemed, sold or otherwise transferred by our senior executives in any calendar quarter. The policy guidelines, which can be adjusted by management, are not legal or contractual restrictions, however, and there is a risk that the internal sanctions available to us might not adequately dissuade individual employees from attempting transfers in excess of the amounts permitted under the policy. The Senior Executive Trading Policy also prohibits senior executives from trading in any Accenture equity during any company-designated black-out period.

Subsequent Development

On September 25, 2007, Accenture Ltd declared a cash dividend of $0.42 per share on our Class A common shares for shareholders of record at the close of business on October 12, 2007. Accenture Ltd will cause Accenture SCA to declare a cash dividend of $0.42 per share on its Class I common shares for shareholders of record at the close of business on October 9, 2007. Both dividends are payable on November 15, 2007.

Obligations and Commitments

As of August 31, 2007, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)

Long-term debt	$25	$23	$2	$—	$—
Operating leases	2,305	388	574	360	983
Retirement obligations(1)	187	39	64	28	56
Other commitments(2)	162	100	53	9	—

Total	$2,679	$550	$693	$397	$1,039

(1)	This represents projected payments under certain unfunded retirement plans for former pre-incorporation partners. Because both of these plans are unfunded, we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.

(2)	Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements

We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. To date, we have not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, see Note 15 (Commitments and Contingencies) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Recently Adopted Accounting Pronouncements

As of August 31, 2007, we adopted the recognition and disclosure requirements of SFAS No. 158. The effect of adopting SFAS No. 158 on our Consolidated Balance Sheet as of August 31, 2007 has been included in the accompanying 2007 Consolidated Financial Statements. We are currently assessing the impact of the change in measurement date on our Consolidated Financial Statements. For additional information, see Note 10 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result, is effective for our fiscal year ending August 31, 2007. The adoption of SAB 108 did not have a material impact on our Consolidated Financial Statements.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for us beginning September 1, 2007. Upon adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings.

We have substantially completed the process of evaluating the effect of FIN 48 on our Consolidated Financial Statements as of the beginning of the period of adoption, September 1, 2007. We estimate that the cumulative effects of applying FIN 48 will be recorded as an immaterial adjustment to beginning Retained earnings. In addition, in accordance with the provisions of FIN 48, we will reclassify an estimated $700 to $800 million of the liability for unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading.

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge material cash flow exposures when feasible using forward contracts. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

We use sensitivity analysis to determine the effects that market exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. As of August 31, 2007, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our hedge instruments of $9 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our hedge instruments of $9 million. As of August 31, 2006, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our hedge instruments of $32 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our hedge instruments of $33 million.

Interest Rate Risk

The interest rate risk associated with our borrowing and investing activities as of August 31, 2007 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

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

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based on that evaluation, the chief executive officer and the chief financial officer of Accenture Ltd have concluded that, as of the end of the period covered by this report, Accenture Ltd’s disclosure controls and procedures are effective.

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

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-3.

(c)	Changes in Internal Control over Financial Reporting

There has been no change in Accenture Ltd’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, Accenture Ltd’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Director Biographies” in the Proxy Statement for our 2008 Annual General Meeting of Shareholders (the “2008 Proxy Statement”). Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Form 10-K. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement. Information about our Code of Business Ethics governing our employees, including our chief executive officer, chief financial officer and principal accounting officer, is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Board Meetings and Committees” in the 2008 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Audit Committee” in the 2008 Proxy Statement.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors from those described in the Proxy Statement for our Annual General Meeting of Shareholders filed with the SEC on December 21, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Information about director and executive compensation is incorporated by reference from the discussion under the headings “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Reports of the Committees of the Board—Compensation Committee Report” in the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information about security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference from the discussion under the headings “Beneficial Ownership of Directors and Executive Officers” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities” in the 2008 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of August 31, 2007, certain information related to our compensation plans under which Accenture Ltd Class A common shares may be issued.

Number of Shares
	Number of Shares			Remaining Available
	to be Issued Upon			for Future Issuance
	Exercise of		Weighted-Average	Under Equity
	Outstanding		Exercise Price of	Compensation Plans
	Options,		Outstanding	(Excluding
	Warrants and		Options, Warrants	Securities Reflected
Plan Category	Rights		and Rights	in 1st Column)

Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	94,649,531	(1)	$19.10	154,407,572
2001 Employee Share Purchase Plan	—		N/A	27,291,328
Equity compensation plans not approved by shareholders	—		N/A	—

Total	94,649,531			181,698,900

(1)	Consists of 42,872,677 stock options with a weighted average exercise price of $19.10 per share and 51,776,854 restricted share units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related persons is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Certain Relationships and Related Person Transactions” in the 2008 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Director Independence” in the 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2007 and 2006 and our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under the heading “Independent Auditors’ Fees” in the 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.	Financial Statements as of August 31, 2007 and August 31, 2006 and for the three years ended August 31, 2007—Included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Income Statements

Consolidated Shareholders’ Equity and Comprehensive Income Statements

Consolidated Cash Flows Statements

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None

3.	Exhibit Index:

Exhibit
Number	Exhibit

3.1	Memorandum of Continuance of the Registrant, dated February 21, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A filed on July 2, 2001 (the “July 2, 2001 Form S-1/A”)).
3.2	Form of Bye-laws of the Registrant, effective as of February 2, 2005 (incorporated by reference to Exhibit 3.1 to the February 28, 2005 10-Q).
9.1	Form of Voting Agreement, dated as of April 18, 2001, among the Registrant and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the February 28, 2005 10-Q).
10.1	Form of Non-Competition Agreement, dated as of April 18, 2001, among the Registrant and certain employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on April 19, 2001 (the “April 19, 2001 Form S-1”).
10.2	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A filed on July 12, 2001).
10.3	2001 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the November 30, 2001 10-Q).
10.4	Form of Articles of Association of Accenture SCA, consolidated and updated as of June 28, 2005 (incorporated by reference to Exhibit 10.1 to the May 31, 2005 10-Q).
10.5	Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 10.2 to the February 28, 2005 10-Q).
10.6	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the April 19, 2001 Form S-1).
10.7	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the April 19, 2001 Form S-1).
10.8	Form of Support Agreement, dated as of May 23, 2001, between the Registrant and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the July 2, 2001 Form S-1/A).
10.9	Form of Employment Agreement of Messrs. Campbell, Cole, Coughlan, Frerichs, Green, Rohleder and Scrivner and Mses. Craig and Mascolo (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed on June 8, 2001 (the “June 8, 2001 S-1/A”)).
10.10	Form of Employment Agreement of Karl-Heinz Flöther (incorporated by reference to Exhibit 10.3 to the November 30, 2001 10-Q).
10.11	Form of Employment Agreement of Mr. Foster (incorporated by reference to Exhibit 10.8 to the November 30, 2001 10-Q).
10.12	Form of Employment Agreement of Gianfranco Casati (English translation) (incorporated by reference to Exhibit 10.13 to the August 31, 2006 10-K).
10.13	Form of Employment Agreement of Alexander van ’t Noordende (English translation) (incorporated by reference to Exhibit 10.14 to the August 31, 2006 10-K).
10.14	Form of Employment Agreement of Pierre Nanterme (English translation) (filed herewith).
10.15	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A).

Exhibit
Number	Exhibit

10.16	Form of Exchange Trust Agreement by and between the Registrant and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A).
10.17	Form of Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 9.1 to the November 30, 2002 10-Q).
10.18	Form of Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 9.1 to Accenture SCA’s November 30, 2002 10-Q).
10.19	Form of First Amendment, dated as of May 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(13) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on September 30, 2003).
10.20	Form of First Amendment, dated as of May 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(14) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on September 30, 2003).
10.21	Form of Second Amendment, dated as of October 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(15) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on April 29, 2004).
10.22	Form of Second Amendment, dated as of October 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(16) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on April 29, 2004).
10.23	Form of Ltd Transfer Restriction Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.3 to the May 31, 2005 10-Q).
10.24	Form of SCA Transfer Restriction Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.2 to the May 31, 2005 10-Q).
10.25	Form of Transfer Agreement (for transfers of “Unrestricted” Shares of Accenture Ltd) for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.5 to the May 31, 2005 10-Q).
10.26	Form of Transfer Agreement (for transfers of “Unrestricted” Shares of Accenture SCA) for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.4 to the May 31, 2005 10-Q).
10.27	Form of Restricted Share Unit Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the November 30, 2004 10-Q).
10.28	Form of Nonqualified Share Option Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the November 30, 2004 10-Q).
10.29	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2007 10-Q).

Exhibit
Number	Exhibit

10.30	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2007 10-Q).
10.31	Form of Senior Leadership Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2007 10-Q).
10.32	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2007 10-Q).
10.33	Description of Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2006 10-Q).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
23.2	Consent of KPMG LLP related to the Accenture Ltd 2001 Employee Share Purchase Plan (filed herewith).
24.1	Power of Attorney (included on the signature page hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Accenture Ltd 2001 Employee Share Purchase Plan Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 23, 2007 by the undersigned, thereunto duly authorized.

Accenture Ltd

By:	/s/ William D. Green
Name: William D. Green
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Green, Pamela J. Craig and Douglas G. Scrivner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 23, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ William D. Green William D. Green	Chief Executive Officer, Chairman of the Board and Director (principal executive officer)

/s/ Dina Dublon Dina Dublon	Director

/s/ Dennis F. Hightower Dennis F. Hightower	Director

/s/ Nobuyuki Idei Nobuyuki Idei	Director

Signature	Title

/s/ William L. Kimsey William L. Kimsey	Director

/s/ Robert I. Lipp Robert I. Lipp	Director

/s/ Marjorie Magner Marjorie Magner	Director

/s/ Blythe J. McGarvie Blythe J. McGarvie	Director

/s/ Sir Mark Moody-Stuart Sir Mark Moody-Stuart	Director

/s/ Wulf von Schimmelmann Wulf von Schimmelmann	Director

/s/ Pamela J. Craig Pamela J. Craig	Chief Financial Officer (principal financial officer)

/s/ Anthony G. Coughlan Anthony G. Coughlan	Principal Accounting Officer and Controller (principal accounting officer)

ACCENTURE LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Accenture Ltd:

We have audited the accompanying Consolidated Balance Sheets of Accenture Ltd and its subsidiaries as of August 31, 2007 and 2006, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended August 31, 2007. We also have audited Accenture Ltd’s internal control over financial reporting as of August 31, 2007, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture Ltd’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Accenture Ltd and its subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Accenture Ltd maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As disclosed in Note 10 to the Consolidated Financial Statements, the Company, as of August 31, 2007, changed its method of accounting for defined benefit pension and other postretirement plans. Additionally, as disclosed in Note 11 to the Consolidated Financial Statements, the Company, as of September 1, 2005, changed its method of accounting for share-based awards.

/s/ KPMG LLP
Chicago, Illinois
October 22, 2007

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

August 31, 2007 and 2006
(In thousands of U.S. dollars, except share and per share amounts)

	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,314,396	$3,066,988
Short-term investments	231,278	352,951
Receivables from clients, net	2,409,299	1,916,450
Unbilled services, net	1,290,035	1,187,249
Deferred income taxes, net	318,172	187,720
Other current assets	407,998	479,501

Total current assets	7,971,178	7,190,859

NON-CURRENT ASSETS:
Unbilled services, net	63,995	105,081
Investments	81,935	125,119
Property and equipment, net of accumulated depreciation of $1,556,146 and $1,359,978, respectively	808,069	727,692
Goodwill	643,728	527,648
Deferred income taxes, net	389,858	392,211
Other non-current assets	788,399	428,882

Total non-current assets	2,775,984	2,306,633

TOTAL ASSETS	$10,747,162	$9,497,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$23,795	$24,792
Accounts payable	985,071	856,087
Deferred revenues	1,785,286	1,467,480
Accrued payroll and related benefits	2,274,098	1,693,796
Income taxes payable	942,310	722,096
Deferred income taxes, net	39,078	49,870
Other accrued liabilities	912,978	958,582

Total current liabilities	6,962,616	5,772,703

NON-CURRENT LIABILITIES:
Long-term debt	2,565	27,065
Retirement obligation	494,416	492,555
Deferred income taxes, net	31,758	16,880
Other non-current liabilities	452,289	426,156

Total non-current liabilities	981,028	962,656

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	740,186	867,878

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, zero shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 635,108,578 and 617,565,722 shares issued as of August 31, 2007 and August 31, 2006, respectively	14	14
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 162,629,929 and 245,006,562 shares issued and outstanding as of August 31, 2007 and August 31, 2006, respectively	4	6
Restricted share units	649,475	482,289
Additional paid-in capital	—	701,006
Treasury shares, at cost, 39,187,569 and 36,990,533 shares as of August 31, 2007 and August 31, 2006, respectively	(1,033,025)	(869,957)
Retained earnings	2,362,703	1,607,391
Accumulated other comprehensive income (loss)	84,161	(26,494)

Total shareholders’ equity	2,063,332	1,894,255

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,747,162	$9,497,492

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED INCOME STATEMENTS

For the Years Ended August 31, 2007, 2006 and 2005
(In thousands of U.S. dollars, except share and per share amounts)

	2007	2006	2005

REVENUES:
Revenues before reimbursements	$19,695,814	$16,646,391	$15,547,029
Reimbursements	1,756,933	1,581,975	1,547,391

Revenues	21,452,747	18,228,366	17,094,420
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	13,654,341	11,652,216	10,454,650
Reimbursable expenses	1,756,933	1,581,975	1,547,391

Cost of services	15,411,274	13,234,191	12,002,041
Sales and marketing	1,903,990	1,708,392	1,558,446
General and administrative costs	1,618,498	1,492,690	1,511,952
Reorganization costs (benefits), net	26,366	(47,966)	(89,257)

Total operating expenses	18,960,128	16,387,307	14,983,182

OPERATING INCOME	2,492,619	1,841,059	2,111,238
Gain on investments, net	18,532	2,018	21,468
Interest income	154,566	129,547	108,236
Interest expense	(25,036)	(21,146)	(23,973)
Other expense	(21,763)	(27,811)	(10,967)

INCOME BEFORE INCOME TAXES	2,618,918	1,923,667	2,206,002
Provision for income taxes	895,861	490,535	697,097

INCOME BEFORE MINORITY INTEREST	1,723,057	1,433,132	1,508,905
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.	(453,917)	(447,382)	(556,485)
Minority interest—other	(25,992)	(12,421)	(11,946)

NET INCOME	$1,243,148	$973,329	$940,474

Weighted average Class A common shares:
Basic	604,128,805	589,099,824	588,505,335
Diluted	861,923,335	894,257,833	961,124,893
Earnings per Class A common share:
Basic	$2.06	$1.65	$1.60
Diluted	$1.97	$1.59	$1.56
Cash dividends per share	$0.35	$0.30	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Years Ended August 31, 2007, 2006 and 2005
(In thousands of U.S. dollars and in thousands of share amounts)

		Class A		Class X
		Common		Common							Accumulated
		Shares		Shares			Additional	Treasury Shares			Other
	Preferred		No.		No.	Restricted	Paid-in		No.	Retained	Comprehensive
	Shares	$	Shares	$	Shares	Share Units	Capital	$	Shares	Earnings	Income (Loss)	Total

Balance as of August 31, 2004	$—	$13	591,497	$9	365,325	$324,463	$1,643,652	$(429,207)	(19,218)	$46,636	$(113,760)	$1,471,806
Comprehensive income:
Net income										940,474		940,474
Other comprehensive loss:
Unrealized losses on marketable securities, net of reclassification adjustments											(2,743)	(2,743)
Foreign currency translation adjustments											(20,284)	(20,284)
Minimum pension liability adjustment, net of tax											(95,697)	(95,697)

Other comprehensive loss											(118,724)

Comprehensive income												821,750
Income tax benefit on:
Share-based compensation plans							75,532					75,532
Costs related to issuance of shares							8,846					8,846
Contract termination										134		134
Purchases of Class A common shares			(562)				(13,286)	(503,088)	(21,497)			(516,374)
Share-based compensation expense						87,640	701					88,341
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares				(2)	(44,237)		(1,095,155)					(1,095,157)
Issuances of Class A common shares related to employee share programs			11,771			(46,395)	197,967	168,613	8,449	(24,905)		295,280
Transaction fees							3,427					3,427
Minority interest							543,329					543,329

Balance as of August 31, 2005	$—	$13	602,706	$7	321,088	$365,708	$1,365,013	$(763,682)	(32,266)	$962,339	$(232,484)	$1,696,914
Comprehensive income:
Net income										973,329		973,329
Other comprehensive income:
Unrealized losses on marketable securities, net of reclassification adjustments											(1,260)	(1,260)
Foreign currency translation adjustments											52,423	52,423
Minimum pension liability adjustment, net of tax											154,827	154,827

Other comprehensive income											205,990

Comprehensive income												1,179,319

		Class A		Class X
		Common		Common							Accumulated
		Shares		Shares			Additional	Treasury Shares			Other
	Preferred		No.		No.	Restricted	Paid-in		No.	Retained	Comprehensive
	Shares	$	Shares	$	Shares	Share Units	Capital	$	Shares	Earnings	Income (Loss)	Total

Income tax benefit on:
Share-based compensation plans							100,508					100,508
Contract termination										497		497
Purchases of Class A common shares			(581)				(16,192)	(366,481)	(15,470)			(382,673)
Share-based compensation expense						152,158	112,952					265,110
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares				(1)	(76,081)		(1,704,353)					(1,704,354)
Issuances of Class A common shares related to employee share programs		1	15,441			(49,141)	273,089	260,206	10,745	(47,237)		436,918
Dividends						13,564				(281,537)		(267,973)
Minority interest							569,989					569,989

Balance as of August 31, 2006	$—	$14	617,566	$6	245,007	$482,289	$701,006	$(869,957)	(36,991)	$1,607,391	$(26,494)	$1,894,255
Adoption of FASB Statement No. 158, net of tax											26,053	26,053
Comprehensive income:
Net income										1,243,148		1,243,148
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments											2,165	2,165
Foreign currency translation adjustments											84,474	84,474
Minimum pension liability adjustment, net of tax											(2,037)	(2,037)

Other comprehensive income											84,602

Comprehensive income												1,327,750
Income tax benefit on:
Share-based compensation plans							27,469					27,469
Contract termination										31		31
Purchases of Class A common shares			(759)				(21,559)	(412,918)	(12,518)	(6,372)		(440,849)
Share-based compensation expense						242,435	62,128					304,563
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares				(2)	(82,377)		(1,706,399)			(160,697)		(1,867,098)
Issuances of Class A common shares:
Employee share program			15,116			(89,846)	338,763	249,850	10,321	(10,517)		488,250
Upon redemption of Accenture SCA Class I
common shares			3,186									—
Dividends						14,597	2,625			(310,281)		(293,059)
Minority interest							595,967					595,967

Balance as of August 31, 2007	$—	$14	635,109	$4	162,630	$649,475	$—	$(1,033,025)	(39,188)	$2,362,703	$84,161	$2,063,332

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED CASH FLOWS STATEMENTS

For the Years Ended August 31, 2007, 2006 and 2005
(In thousands of U.S. dollars)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,243,148	$973,329	$940,474
Adjustments to reconcile Net income to Net cash provided by operating activities—
Depreciation, amortization and asset impairments	444,499	351,947	282,073
Reorganization costs (benefits), net	26,366	(47,966)	(89,257)
Share-based compensation expense	306,795	270,884	88,341
Deferred income taxes, net	(107,673)	(223,637)	63,139
Minority interest	479,909	459,803	568,431
Other, net	(14,769)	(1,163)	(13,110)
Change in assets and liabilities, net of acquisitions— Receivables from clients, net	(410,953)	(90,458)	(59,460)
Other current assets	3,058	35,755	12,399
Unbilled services, current and non-current	(7,476)	400,142	(596,984)
Other non-current assets	(359,805)	(12,655)	(24,853)
Accounts payable	107,533	48,157	270,499
Deferred revenues	274,421	130,504	334,121
Accrued payroll and related benefits	529,762	228,688	(60,147)
Income taxes payable	169,783	(68,961)	115,950
Other accrued liabilities	(163,624)	233,961	29,714
Other non-current liabilities	109,591	(20,341)	25,751

Net cash provided by operating activities	2,630,565	2,667,989	1,887,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	885,463	657,629	944,484
Purchases of available-for-sale investments	(693,733)	(401,181)	(1,019,317)
Proceeds from sales of property and equipment	14,549	13,951	6,318
Purchases of property and equipment	(364,371)	(306,174)	(317,772)
Purchases of businesses and investments, net of cash acquired	(192,356)	(210,985)	(188,469)
Proceeds from sale of business, net of cash transferred	—	4,260	—

Net cash used in investing activities	(350,448)	(242,500)	(574,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	488,250	436,918	298,707
Purchases of common shares	(2,307,947)	(2,087,027)	(1,625,097)
Proceeds from long-term debt	2,225	7,669	6,061
Repayments of long-term debt	(26,620)	(23,983)	(9,467)
Proceeds from short-term borrowings	39,080	40,269	61,834
Repayments of short-term borrowings	(40,554)	(52,657)	(71,043)
Cash dividends paid	(293,059)	(267,973)	—
Excess tax benefits from share-based payment arrangements	56,178	42,832	—
Other, net	(45,259)	(40,515)	(38,453)

Net cash used in financing activities	(2,127,706)	(1,944,467)	(1,377,458)
Effect of exchange rate changes on cash and cash equivalents	94,997	101,976	(3,835)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	247,408	582,998	(68,968)
CASH AND CASH EQUIVALENTS, beginning of period	3,066,988	2,483,990	2,552,958

CASH AND CASH EQUIVALENTS, end of period	$3,314,396	$3,066,988	$2,483,990

Supplemental cash flow information
Interest paid	$24,847	$20,837	$23,597
Income taxes paid	$798,286	$768,313	$573,026

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

In fiscal 2005, Accenture Ltd developed and announced a new, broader career model for its highest-level executives that recognizes the diversity of roles and responsibilities demonstrated by these employees. This new career framework replaced the internal use of the “partner” title with the more comprehensive “senior executive” title and applies the “senior executive” title to its highest-level employees, including those employees previously referred to as partners. However, for proper context, Accenture Ltd continues to use the term “partner” in these Notes to Consolidated Financial Statements to refer to these persons in certain situations related to its reorganization and the period prior to its incorporation.

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

The shares of Accenture SCA and Accenture Canada Holdings Inc. held by persons other than the Company are treated as a minority interest in the Consolidated Financial Statements. The minority interest percentages were 24% and 30% as of August 31, 2007 and 2006, respectively. Purchases and/or redemptions of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.

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

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2007 presentation.

Revenue Recognition

Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities. Contract loss provisions recorded as of August, 31, 2007 and 2006 are immaterial.

Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with the Securities Exchange Commission ( the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and the Company concludes the amounts are earned.

Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. In a number of these arrangements, the Company hires client employees and becomes responsible for certain client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services in which case revenues are recognized when

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

the services are performed and amounts are earned in accordance with SAB 101, as amended by SAB 104. Revenues from time-and-materials or cost-plus contracts are recognized as the services are performed. In such contracts, the Company’s effort, measured by time incurred, represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.

Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $382,914 and $233,543 as of August 31, 2007 and 2006, respectively, and are included in Other non-current assets. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $214,319 and $120,932 as of August 31, 2007 and 2006, respectively, and are included in Other non-current liabilities. Fiscal 2006 amounts for deferred transition costs and deferred transition revenues have been reclassified to conform to the fiscal 2007 presentation.

Revenues for contracts with multiple elements are allocated pursuant to Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with the Company’s accounting policies for the separate elements, as described above. Elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as the Company also sells those elements unaccompanied by other elements.

Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met.

Revenues before reimbursements include the margin earned on computer hardware and software, as well as revenues from alliance agreements. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

software resales, are included in Revenues, and an equivalent amount of reimbursable expenses are included in Cost of services. The Company reports revenues net of any revenue-based taxes assessed by governmental authorities.

Operating Expenses

Selected components of operating expenses were as follows:

	Year Ended August 31,
	2007	2006	2005

Training costs	$775,768	$680,662	$546,248
Research and development costs	307,357	298,354	243,449
Advertising costs	94,404	68,810	65,902
Provision for (release of) doubtful accounts	9,441	9,389	(3,849)

Subcontractor costs are included in Cost of services as they are incurred.

Employee Share-Based Compensation Arrangements

On September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) to record compensation expense for its employee stock options and share purchase rights. SFAS No. 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance. Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25, in accounting for its employee stock, options and share purchase rights. For information regarding share-based compensation, see Note 11 (Share-Based Compensation) to these Consolidated Financial Statements.

Income Taxes

The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company establishes reserves when the Company believes certain tax positions are not probable to be sustained if challenged. Each fiscal quarter, the Company evaluates these reserves and adjusts the reserves and related interest in light of changing facts and circumstances.

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

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Foreign currency transaction losses are included in Other expense and totaled $26,313, $30,778 and $12,473 in fiscal 2007, 2006 and 2005, respectively.

Foreign Exchange Instruments

In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company hedges material cash flow exposures when feasible using forward contracts. These instruments are generally short-term in nature, with maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Substantially all of the Company’s financial instruments are recorded at estimated fair value or amounts that approximate fair value. The Company did not have any derivatives designated as hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) outstanding as of August 31, 2007. The changes in fair value of substantially all derivatives are recognized in the Consolidated Income Statements and included in Other expense.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including time deposits and certificates of deposit of $919,063 and $1,292,184 as of August 31, 2007 and 2006, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings.

Client Receivables, Client Financing and Allowances

The Company carries its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2007 and 2006, total allowances recorded for client receivables and unbilled services were $44,302 and $48,069, respectively. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones. Imputed interest is recorded at market rates in Interest income. As of August 31, 2007, total client financing was $234,969, of which $170,974 was included in Current unbilled services and $63,995 was included in Non-current unbilled services. As of August 31, 2006, total client financing was $262,736, of which $157,655 was included in Current unbilled services and $105,081 was included in Non-current unbilled services.

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

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Investments

All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Marketable short-term and long-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income (loss) until realized. Quoted market prices are used to determine the fair values of common equity and debt securities that were issued by publicly traded entities. Interest and amortization of premiums and discounts for debt securities are included in Interest income. Realized gains and losses on securities are determined based on the FIFO method and are included in Gain on investments, net. The Company does not hold these investments for speculative or trading purposes. The equity method of accounting is used for unconsolidated investments in which the Company exercises significant influence. All other investments are accounted for under the cost method.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the Company to prospectively recognize the funded status of pension and other postretirement benefit plans on the balance sheet, measured as the difference between the plan assets at fair value and the projected benefit obligation and to classify, as a current liability, the amount by which the benefits included in the benefit obligation payable in the next twelve months exceeds the fair value of plan assets. Under SFAS No. 158 gains and losses, prior service costs and credits and any remaining transition amounts under SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS No. 87) that have not yet been

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

recognized through net periodic pension/postretirement benefits expense will be recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension/postretirement benefits expense. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.

As required by SFAS No. 158, the Company adopted the recognition and disclosure provisions as of August 31, 2007. The effect of adopting SFAS No. 158 on the Company’s Consolidated Balance Sheet as of August 31, 2007 has been included in the accompanying fiscal 2007 Consolidated Financial Statements. The Company will adopt the year-end measurement date provision as of August 31, 2009 and is currently assessing the impact of the change in measurement date on the Consolidated Financial Statements. For additional information, see Note 10 (Retirement and Profit Sharing Plans) to these Consolidated Financial Statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the Company’s fiscal year ending August 31, 2007. The adoption of SAB 108 did not have a material impact on the Company’s Consolidated Financial Statements.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for the Company beginning September 1, 2007. Upon adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings.

The Company has substantially completed the process of evaluating the effect of FIN 48 on its Consolidated Financial Statements as of the beginning of the period of adoption, September 1, 2007. The Company estimates that the cumulative effects of applying FIN 48 will be recorded as an immaterial adjustment to beginning Retained earnings. In addition, in accordance with the provisions of FIN 48, the Company will reclassify an estimated $700,000 to $800,000 of the liability for unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

2.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Year Ended August 31,
	2007	2006	2005

Basic Earnings per share
Net income available for Class A common shareholders	$1,243,148	$973,329	$940,474
Basic weighted average Class A common shares	604,128,805	589,099,824	588,505,335

Basic earnings per share	$2.06	$1.65	$1.60

Diluted Earnings per share
Net income available for Class A common shareholders	$1,243,148	$973,329	$940,474
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.(1)	453,917	447,382	556,485

Net income for per share calculation	$1,697,065	$1,420,711	$1,496,959

Basic weighted average Class A common shares	604,128,805	589,099,824	588,505,335
Class A common shares issuable upon redemption/exchange of minority interest(1)	221,333,732	274,435,250	349,231,576
Diluted effect of employee compensation related to Class A common shares	36,406,094	30,539,042	23,089,039
Diluted effect of employee share purchase plan related to Class A common shares	54,704	183,717	298,943

Weighted average Class A common shares	861,923,335	894,257,833	961,124,893

Diluted earnings per share	$1.97	$1.59	$1.56

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture Ltd Class A common shares on a one-for-one basis. The income effect does not take into account “Minority interest—other,” since those shares are not redeemable or exchangeable for Accenture Ltd Class A common shares.

For fiscal 2007, 2006 and 2005, 8,318 options, zero options and 6,484,295 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

3.	REORGANIZATION COSTS (BENEFITS)

In fiscal 2001, the Company accrued reorganization liabilities in connection with its transition to a corporate structure. These liabilities included certain non-income tax liabilities, such as stamp taxes, as well as liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to the Company as part of the reorganization. These primarily represent unusual and disproportionate individual income tax exposures assumed by certain, but not all, of the Company’s shareholders and partners in certain tax jurisdictions specifically related to the transfer of their

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

partnership interests in certain entities to the Company as part of the reorganization. The Company has identified certain shareholders and partners who may incur such unusual and disproportionate financial damage in certain jurisdictions. These include shareholders and partners who were subject to tax in their jurisdiction on items of income arising from the reorganization transaction that were not taxable for most other shareholders and partners. In addition, certain other shareholders and partners were subject to a different rate or amount of tax than other shareholders or partners in the same jurisdiction. If additional taxes are assessed on these shareholders or partners in connection with these transfers, the Company intends to make payments to reimburse certain costs associated with the assessment either to the shareholder or partner, or to the taxing authority. The Company has recorded reorganization expense and the related liability where such liabilities are probable. Interest accruals are made to cover reimbursement of interest on such tax assessments.

The Company’s reorganization activity is as follows:

	Year Ended August 31,
	2007	2006	2005

Reorganization liability balance, beginning of period	$350,864	$381,440	$454,042
Final determinations(1)	(44,066)	(72,362)	(115,444)
Changes in estimates	44,066	—	—

Benefits recorded	—	(72,362)	(115,444)
Interest expense accrued	26,366	24,396	26,187
Payments	—	—	—

Costs (benefits), net of accrued interest and payments	26,366	(47,966)	(89,257)
Foreign currency translation	23,998	17,390	16,655

Reorganization liability, end of period	$401,228	$350,864	$381,440

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

As of August 31, 2007, reorganization liabilities of $376,793 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $24,435 were included in Other non-current liabilities. The Company anticipates that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the Company expects final determinations will have occurred. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) were as follows:

	August 31,
	2007	2006

Unrealized losses on marketable securities, net of reclassification adjustments	$(1,314)	$(3,479)
Foreign currency translation adjustments	93,861	9,387
Pension and postretirement plans adjustments, net of tax of $8,137 and $22,863, respectively	(8,386)	(32,402)

Accumulated other comprehensive income (loss)	$84,161	$(26,494)

5.	PROPERTY AND EQUIPMENT

The components of Property and equipment, net were as follows:

	August 31,
	2007	2006

Buildings and land	$4,102	$3,870
Computers, related equipment and software	1,410,010	1,245,334
Furniture and fixtures	332,798	308,192
Leasehold improvements	617,305	530,274

Property and equipment, gross	2,364,215	2,087,670
Total accumulated depreciation	(1,556,146)	(1,359,978)

Property and equipment, net	$808,069	$727,692

6.	BUSINESS COMBINATIONS AND GOODWILL

On June 15, 2005, the Company acquired the net assets of Capgemini’s North American Health practice for $175,000 in cash and incurred $3,525 in expenses that have been accounted for as part of the purchase price. The business acquired by the Company provided hospitals, insurance companies and government entities with systems integration and consulting services related to the delivery of and payment for healthcare services. The primary assets acquired include professional staff, intellectual property regarding processes and numerous client contracts that generally lasted less than one year. The Company recorded $144,986 of goodwill, all of which was allocated to the Products reportable segment, and intangible assets of $25,600. The intangible assets are being amortized over one to five years. The pro forma effects on the Company’s operations were not material. Also in fiscal 2005, the Company recorded additional goodwill of $14,561 related to its acquisitions of Accenture HR Services and $8,837 from other immaterial acquisitions during the year.

During the year ended August 31, 2006, the Company recorded additional goodwill of $163,278, related to seven individually immaterial acquisitions. These additions were offset by $29,771 in net goodwill adjustments, primarily resulting from the reversal of valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting for previous acquisitions. The total consideration for fiscal 2006 acquisitions was $209,267. The businesses acquired by the Company in

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

fiscal 2006 provide various technology consulting, advisory and outsourcing services. In connection with these acquisitions, the Company also recorded intangible assets of $49,189 which are being amortized over one to seven years. The pro forma effects of the fiscal 2006 acquisitions on the Company’s operations were not material.

During the year ended August 31, 2007, the Company acquired the net assets of a provider of management consulting services that assists companies and governments in enhancing their performance through strategic process improvements, accelerated innovation and streamlined operations. In addition, the Company completed two individually insignificant acquisitions. The combined purchase price for the fiscal 2007 acquisitions was $185,823 in cash and $1,207 in expenses. The primary assets acquired include professional staff, intellectual property regarding processes and numerous client contracts that generally lasted less than one year. The Company recorded combined goodwill of $127,129, a portion of which was allocated to each of the reportable segments, and combined intangible assets of $36,546. The intangible assets are being amortized over one to five years. The pro forma effects on the Company’s operations were not material.

During the year ended August 31, 2007, the Company also recorded net reductions in goodwill of $25,910, primarily resulting from reversals of valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting for previous acquisitions and other adjustments related to purchase accounting for previous acquisitions.

The Company follows the impairment provisions and disclosure requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”. As such, the Company performed impairment tests of goodwill for the fiscal years ended August 31, 2007 and 2006 and determined that goodwill was not impaired. The changes in the carrying amount of goodwill by reportable segment are as follows:

			Foreign			Foreign
			Currency			Currency
	August 31,	Additions/	Translation	August 31,	Additions/	Translation	August 31,
	2005	Adjustments	Adjustments	2006	Adjustments	Adjustments	2007

Communications & High Tech	$73,086	$5,128	$4,525	$82,739	$27,556	$4,902	$115,197
Financial Services	51,569	69,650	2,373	123,592	2,647	2,104	128,343
Government	24,933	6,568	1,752	33,253	36,537	1,421	71,211
Products	196,937	56,111	5,342	258,390	24,216	4,970	287,576
Resources	31,963	(3,950)	1,661	29,674	10,263	1,464	41,401

Total	$378,488	$133,507	$15,653	$527,648	$101,219	$14,861	$643,728

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

7.	INVESTMENTS AND FINANCIAL INSTRUMENTS

The components of the Company’s investments are as follows:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

August 31, 2007
Available-for-sale debt securities
Asset-backed securities	$27,459	$1	$(199)	$27,261
Certificates of deposit and time deposits	56,000	—	(14)	55,986
Corporate debt securities	167,706	29	(669)	167,066
Foreign government securities	3,264	5	(22)	3,247
U.S. Treasury securities	56,362	—	(483)	55,879

Total available-for-sale debt securities	310,791	35	(1,387)	309,439
Available-for-sale equity securities	2,477	418	(380)	2,515

Total available-for-sale securities	313,268	453	(1,767)	311,954
Other	1,259	—	—	1,259

Total investments as of August 31, 2007	$314,527	$453	$(1,767)	$313,213

August 31, 2006
Available-for-sale debt securities
Asset-backed securities	$24,759	$—	$(536)	$24,223
Certificates of deposit and time deposits	50,105	6	—	50,111
Corporate debt securities	331,979	79	(1,551)	330,507
Foreign government securities	3,803	1	(125)	3,679
U.S. Treasury securities	67,455	—	(1,592)	65,863

Total available-for-sale debt securities	478,101	86	(3,804)	474,383
Available-for-sale equity securities	2,018	297	(58)	2,257

Total available-for-sale securities	480,119	383	(3,862)	476,640
Other	1,430	—	—	1,430

Total investments as of August 31, 2006	$481,549	$383	$(3,862)	$478,070

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The amortized cost and estimated fair value of available-for-sale debt securities, by contractual maturity, were as follows:

	August 31, 2007
	Amortized	Estimated
	Cost	Fair Value

Due in 1 year or less	$231,614	$231,278
Due in 1-2 years	55,763	55,011
Due in 2-3 years	7,712	7,591
Due in 3-4 years	7,438	7,352
Due in 4-5 years	5,163	5,136
Due after 5 years	3,101	3,071

Total available-for-sale debt securities	$310,791	$309,439

Information related to available-for-sale investments is as follows:

	Year Ended August 31,
	2007	2006	2005

Proceeds from maturities	$662,190	$504,265	$901,032
Proceeds from sales	223,273	153,364	43,452
Gross realized gains	19,175	3,347	26,291
Gross realized losses	156	305	3,956

Foreign Exchange Instruments

Market quoted exchange rates are used to determine the fair value of foreign exchange instruments. The notional values and fair values of such instruments were as follows:

	August 31,
	2007		2006
	Notional	Fair	Notional	Fair
	Value	Value	Value	Value

Foreign currency forward exchange contracts:
To sell	$427,602	$(8,470)	$176,486	$(4,740)
To buy	510,271	3,726	471,280	(2,908)

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

8.	BORROWINGS AND INDEBTEDNESS

As of August 31, 2007, the Company had the following borrowing facilities:

		Borrowings
		Under
	Facility Amount	Facilities

Syndicated loan facility(1)	$1,200,000	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities(2)	350,000	924
Local guaranteed and non-guaranteed lines of credit(3)	139,312	—

Total	$1,689,312	$924

(1)	On July 12, 2007, the maturity of the Company’s existing $1.2 billion syndicated loan facility was extended one year, resulting in a current maturity of July 31, 2012. This facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on the Company’s assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of the Company’s consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. The Company continues to be in compliance with these terms. As of August 31, 2007 and 2006, the Company had no borrowings under the facility. The facility is subject to annual commitment fees.

(2)	The Company maintains three separate bilateral, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the bilateral revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2007 and 2006, the Company had $924 and $2,218, respectively, of borrowings under these facilities. The weighted average interest rate on borrowings under these multicurrency credit facilities and lines of credit, based on the average annual balances, was approximately 5% in fiscal 2007, 5% in fiscal 2006 and 7% in fiscal 2005.

(3)	The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2007 and 2006, the Company had no borrowings under these various facilities.

Under the borrowing facilities described above, the Company had an aggregate of $164,019 and $153,318 of letters of credit outstanding as of August 31, 2007 and 2006, respectively. In addition, the Company had no other short-term borrowings as of August 31, 2007 and 2006. The Company also had total outstanding debt of $25,430 and $49,639 as of August 31, 2007 and 2006, respectively, which was primarily incurred in conjunction with the purchase of Accenture HR Services.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

9.	INCOME TAXES

	Year Ended August 31,
	2007	2006(1)	2005

Current taxes:
U.S. Federal	$361,351	$216,549	$138,457
U.S. state and local	44,394	30,935	19,779
Non-U.S.	597,218	463,586	478,049

Total current tax expense	1,002,963	711,070	636,285

Deferred taxes:
U.S. Federal	(102,741)	(102,321)	55,344
U.S. state and local	(12,622)	(14,617)	7,906
Non-U.S.	8,261	(103,597)	(2,438)

Total deferred tax (benefit) expense	(107,102)	(220,535)	60,812

Total	$895,861	$490,535	$697,097

(1)	2006 adjusted to reflect the impact of a reallocation of current and deferred tax (benefit) expense between U.S. and non-U.S. There was no change in total to current or deferred (benefit) expense or to total U.S. or total non-U.S. expense.

Deferred income tax expense related to the additional minimum pension liability was $13,577 and $102,863 in fiscal 2007 and 2006, respectively, and was recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

The components of Income before income taxes were as follows:

	Year Ended August 31,
	2007	2006	2005

U.S. sources	$606,437	$648,283	$682,030
Non-U.S. sources	2,012,481	1,275,384	1,523,972

Total	$2,618,918	$1,923,667	$2,206,002

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended August 31,
	2007	2006	2005

U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.0	1.7	1.6
Reorganization cost (benefits)	0.4	(0.9)	(1.4)
Final determinations(1)	(1.8)	(10.8)	(6.4)
Deferred tax revaluation(2)	1.0	(3.8)	—
Non-U.S. operations	(2.8)	0.5	(0.4)
Other	1.4	3.8	3.2

Effective income tax rate	34.2%	25.5%	31.6%

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.

(2)	Related to updated estimates of the probable future benefits of certain deferred tax assets and the impact of tax rate changes on deferred tax assets and liabilities.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The components of the Company’s deferred tax assets and liabilities included the following:

	August 31,
	2007	2006

Deferred tax assets:
Pensions	$62,482	$77,845
Revenue recognition	61,206	43,747
Compensation and benefits	235,905	165,180
Stock-based Compensation	210,001	161,220
Tax credit carryforwards	22,775	13,937
Net operating loss carryforwards	173,402	271,458
Depreciation and amortization	142,661	144,023
Other	83,427	48,513

	991,859	925,923
Valuation allowance	(157,905)	(198,654)

Total deferred tax assets	833,954	727,269

Deferred tax liabilities:
Revenue recognition	(64,440)	(71,319)
Depreciation and amortization	(28,673)	(58,660)
Investments	(59,347)	(51,375)
Other	(44,300)	(32,734)

Total deferred tax liabilities	(196,760)	(214,088)

Net deferred tax assets	$637,194	$513,181

The Company recorded valuation allowances of $157,905 and $198,654 as of August 31, 2007 and 2006, respectively, against deferred tax assets associated with certain tax net operating loss and tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. During the year ended August 31, 2007, the Company recorded a $42,995 reversal of valuation allowances against deferred tax assets primarily for tax net operating loss carryforwards. The reversal was recorded as a $22,235 reduction of goodwill related to pre-acquisition tax attributes recorded under purchase accounting and a $20,760 discrete tax benefit recorded in the second quarter. In addition, the Company recorded a net increase of $2,246 related to individually insignificant changes in the valuation allowance. As of August 31, 2007 and 2006, $3,997 and $20,736, respectively, of the valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting, the reversal of which in future years will be allocated first to reduce goodwill and then to reduce other non-current intangible assets of the acquired entity. In addition, $1,092 and $2,043 of the valuation allowances as of August 31, 2007 and 2006, respectively, related to tax attributes, the reversal of which in future years will be allocated to Additional paid-in capital and Retained earnings.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company had net operating loss carryforwards as of August 31, 2007 of $586,713. Of this amount, $217,368 expires at various dates through 2025 and $369,345 has an indefinite carryforward period. The Company had tax credit carryforwards as of August 31, 2007 of $22,775, of which $16,631 will expire at various dates through 2026 and $6,144 has an indefinite carryforward period.

As of August 31, 2007, the Company had not recognized a deferred tax liability on $874,852 of undistributed earnings for certain subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company’s affiliate Avanade Inc. (“Avanade”) elected to apply this provision to qualifying earnings repatriations in its tax year ending September 30, 2006. Avanade elected under this provision to repatriate $20,643 in September 2006. The tax expense on the repatriated earnings was $4.

A portion of the Company’s operations are subject to a reduced tax rate or are free of tax under various tax holidays which expire during fiscal 2009, 2010, and 2013. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $23,000, $20,000 and $17,000 in fiscal 2007, 2006 and 2005, respectively.

During fiscal 2007, the Internal Revenue Service commenced an examination of the Company’s Federal income tax return for fiscal 2004 and 2005. During fiscal 2006, the Internal Revenue Service commenced an examination of the Company’s Federal income tax return for fiscal 2003. The Company expects these audits to be completed by fiscal 2009. The Company is also under examination by numerous state and non-U.S. tax authorities. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

If the Company or one of its non-U.S. subsidiaries were classified as a foreign personal holding company, the Company’s U.S. shareholders would be required to include in income, as a dividend, their pro rata share of the Company’s (or the Company’s relevant non-U.S. subsidiary’s) undistributed foreign personal holding company income.

Because of the application of complex U.S. tax rules regarding attribution of ownership, certain non-U.S. subsidiaries of Accenture Ltd met the definition of a foreign personal holding company in fiscal 2005. However, there is no foreign personal holding company income that the Company’s U.S. shareholders are required to include in income for such years.

In the event that the Company has net foreign personal holding company income, the Company may distribute a dividend to shareholders to avoid having taxable income imputed under these rules. Under certain circumstances, such a distribution could create additional income tax costs to the Company. Since the Company did not have any foreign personal holding company income in fiscal 2005, no such taxes have been provided.

U.S. tax law repealed the foreign personal holding company provisions, effective for all tax years after fiscal 2005.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

10.	RETIREMENT AND PROFIT SHARING PLANS

Defined Benefit Pension and Postretirement Benefits

In the United States and certain other countries, the Company maintains and administers defined benefit retirement plans and postretirement medical plans for certain current, retired and resigned employees. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan. The Company utilizes actuarial methods required by SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to account for pension and postretirement benefit plans, respectively.

In addition, certain postemployment benefits, including severance benefits, disability-related benefits and continuation of benefits, such as healthcare benefits and life insurance coverage, are provided to former or inactive employees after employment but before retirement. These costs are substantially provided for on an accrual basis.

The impact of the initial adoption of SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheet as of August 31, 2007 for its defined benefit pension and postretirement plans was as follows:

			August 31,
	August 31, 2007		2007
	Before	SFAS	After
	SFAS No. 158	No. 158	SFAS No. 158
	Adjustments	Adjustments	Adjustments

Prepaid benefit cost	$146,330	$14,544	$160,874
Deferred income taxes	20,581	(12,423)	8,158
Accrued benefit liability	391,450	(23,932)	367,518
Accumulated other comprehensive (loss) income	(34,439)	26,053	(8,386)

Assumptions

The weighted-average assumptions used to determine the net periodic pension and postretirement benefits expense are as follows:

	Pension Benefits
	Year Ended August 31,
	2007		2006		2005
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Discount rate	6.50%	4.68%	5.25%	4.28%	6.25%	4.93%
Expected rate of return on plan assets	7.50%	5.67%	7.50%	5.57%	7.50%	5.19%
Rate of increase in future compensation	4.50%	3.45%	4.50%	3.27%	4.50%	3.16%

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

	Postretirement Benefits
	Year Ended August 31,
	2007		2006		2005
	U.S.	Non-U.S.		Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	U.S. Plans	Plans	Plans	Plans

Discount rate	6.50%	6.00%	5.25%	5.50%	6.25%	6.75%
Expected rate of return on plan assets	7.50%/3.50%	N/A	7.50%/3.50%	N/A	7.50%/3.50%	N/A
Rate of increase in future compensation	N/A	2.90%	N/A	3.50%	N/A	4.50%

The weighted-average assumptions used to determine the fiscal year-end benefit obligations are as follows:

	Pension Benefits				Postretirement Benefits
	Year Ended August 31,				Year Ended August 31,
	2007		2006		2007		2006
		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Discount rate	6.25%	5.08%	6.50%	4.68%	6.25%	5.70%	6.50%	6.00%
Rate of increase in future compensation	4.50%	3.84%	4.50%	3.45%	N/A	2.57%	N/A	2.90%

The Company’s methodology for selecting the discount rate for the U.S. Plans is to match the plans’ cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate assumption for the Non-U.S. Plans primarily reflects the market rate for high-quality, fixed-income debt instruments. The discount rate assumptions are based on the expected duration of the benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension and other postretirement plan assets and is based on historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio.

Assumed Health Care Cost Trend

The Company’s U.S. Postretirement Benefits annual rate increases in the per capita cost of health care benefits of 8.5% (under age 65) and 9.0% (over age 65) were assumed for the plan year ending June 30, 2008. The rate is assumed to decrease on a straight-line basis to 5% for the plan year ending June 30, 2011 and remain at that level thereafter. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point		One Percentage Point
	Increase		Decrease
	2007	2006	2007	2006

Effect on total of service and interest cost components	$1,332	$3,119	$(1,125)	$(2,415)
Effect on year-end postretirement benefit obligation	12,832	11,526	(11,158)	(9,560)

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Pension and Postretirement Benefits Expense

The Company uses either a June 30 or August 31 measurement date for its U.S. and non-U.S. benefit plans.

The components of pension and postretirement benefits expense are as follows:

	Pension Benefits
	Year Ended August 31,
	2007		2006		2005
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Components of pension expense
Service cost	$50,825	$53,720	$64,410	$51,496	$49,518	$45,054
Interest cost	53,963	28,491	49,923	20,865	42,760	18,037
Expected return on plan assets	(59,784)	(26,649)	(52,318)	(19,833)	(42,892)	(15,305)
Amortization of loss (gain)	1,271	1,319	31,140	1,962	13,675	(1,023)
Amortization of prior service cost	724	684	1,149	709	1,291	1,579
Curtailment (gain) loss recognized	(12,608)	(1,640)	—	183	—	243
Special termination benefits charge	—	—	—	1,582	—	1,299

Total	$34,391	$55,925	$94,304	$56,964	$64,352	$49,884

	Postretirement Benefits
	Year Ended August 31,
	2007		2006		2005
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Components of postretirement expense
Service cost	$6,665	$1,231	$10,102	$2,061	$7,091	$1,646
Interest cost	6,081	1,522	6,150	1,766	5,534	1,776
Expected return on plan assets	(1,500)	—	(1,419)	—	(1,335)	—
Amortization of transitional obligation	80	—	79	—	79	—
Amortization of loss	—	95	2,518	198	1,493	94
Amortization of prior service cost	(801)	(753)	(801)	(281)	(801)	(161)
Curtailment loss recognized	—	(54)	—	(472)	—	(222)

Total	$10,525	$2,041	$16,629	$3,272	$12,061	$3,133

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status

The changes in the benefit obligation, plan assets and the funded status of the benefit plans were as follows:

	Pension Benefits				Postretirement Benefits
	Year Ended August 31,				Year Ended August 31,
	2007		2006		2007		2006
		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Changes in benefit obligation
Benefit obligation, beginning of year	$840,271	$616,278	$957,547	$511,585	$94,938	$25,762	$118,336	$31,411
Service cost	50,825	53,720	64,410	51,496	6,665	1,231	10,102	2,061
Interest cost	53,963	28,491	49,923	20,865	6,081	1,522	6,150	1,766
Amendments	(37)	—	—	(11,794)	—	—	—	(5,687)
Termination benefits	—	—	—	1,582	—	—	—	—
Participant contributions	—	7,701	—	6,544	—	—	—	—
Acquisitions/divestitures/transfers	—	—	—	39,325	—	—	—	—
Curtailments	(13,373)	(1,439)	—	(1,300)	—	(309)	—	(2,136)
Actuarial loss (gain)	59,806	(52,035)	(215,857)	(3,317)	1,128	1,546	(37,868)	(3,478)
Benefits paid	(18,424)	(17,751)	(15,752)	(28,676)	(1,406)	(366)	(1,782)	(250)
Exchange rate loss	—	32,068	—	29,968	—	1,493	—	2,075
Settlements	—	(13,697)	—	—	—	—	—	—

Benefit obligation, end of year	$973,031	$653,336	$840,271	$616,278	$107,406	$30,879	$94,938	$25,762

Changes in plan assets
Fair value of plan assets, beginning of year	$801,644	$458,491	$701,343	$344,088	$26,577	$—	$25,643	$—
Actual return on plan assets	148,071	34,212	81,086	23,998	2,672	—	1,839	—
Acquisitions/divestitures/transfers	—	—	2,733	28,550	—	—	—	—
Employer contributions	7,889	92,291	32,234	60,414	479	366	877	250
Participant contributions	—	7,701	—	6,544	—	—	—	—
Benefits paid	(18,424)	(17,751)	(15,752)	(28,676)	(1,406)	(366)	(1,782)	(250)
Exchange rate gain	—	25,732	—	23,573	—	—	—	—
Settlements	—	(13,697)	—	—	—	—	—	—

Fair value of plan assets, end of year	$939,180	$586,979	$801,644	$458,491	$28,322	$—	$26,577	$—

Reconciliation of funded status
Funded status	$(33,851)	$(66,357)	$(38,627)	$(157,787)	$(79,084)	$(30,879)	$(68,361)	$(25,762)
Unrecognized transitional obligation	—	—	—	—	437	—	519	—
Unrecognized loss	29,367	5,185	59,117	63,918	2,090	2,978	2,132	1,683
Unrecognized prior service cost (credit)	1,211	(9,375)	2,739	(7,913)	(6,505)	(8,865)	(7,306)	(9,268)
Contribution made after measurement date	—	3,462	—	1,985	—	64	—	44

Net amount recognized at year-end	$(3,273)	$(67,085)	$23,229	$(99,797)	$(83,062)	$(36,702)	$(73,016)	$(33,303)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$99,510	$61,364	$110,377	$11,175	$—	$—	$—	$—
Accrued benefit liability	(133,361)	(124,259)	(122,350)	(131,035)	(79,084)	(30,815)	(73,016)	(33,303)
Intangible asset	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss (income), pre-tax	30,578	(4,190)	35,202	20,063	(3,978)	(5,887)	—	—

Net amount recognized at year-end	$(3,273)	$(67,085)	$23,229	$(99,797)	$(83,062)	$(36,702)	$(73,016)	$(33,303)

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Loss (Income)

The pre-tax net actuarial loss, prior service cost (credit) and transition obligation recognized in accumulated other comprehensive loss (income) as of August 31, 2007 was as follows:

			Postretirement Benefits
	Pension Benefits		Year Ended August 31,
	Year Ended August 31, 2007		2007
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Net actuarial loss	$29,367	$5,185	$2,090	$2,978
Prior service cost (credit)	1,211	(9,375)	(6,505)	(8,865)
Transition obligation	—	—	437	—

Total	$30,578	$(4,190)	$(3,978)	$(5,887)

The estimated amounts that will be amortized from accumulated other comprehensive loss (income) as of August 31, 2007 into net periodic pension and postretirement benefits expense during the year ended August 31, 2008 are as follows:

	Pension Benefits		Post Retirement Benefits
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Actuarial loss (gain)	$1,918	$(1,380)	—	73
Prior service cost (credit)	436	440	(801)	(798)
Transition obligation	—	—	80	—

Total	$2,354	$(940)	$(721)	$(725)

Funded Status for Defined Benefit Plans

Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company’s U.S. pension plans include plans covering certain U.S. employees and former employees, as well as a frozen plan for former pre-incorporation partners, which is unfunded.

SFAS No. 87 requires recognition of a minimum pension liability if the fair value of pension assets was less than the accumulated benefit obligation. For the year ended August 31, 2006, the charge was $154,827, representing an adjustment to increase the pension liability by $257,690, net of a tax expense of $102,863. These adjustments were included in Accumulated other comprehensive income (loss).

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The accumulated benefit obligation for all U.S. and non-U.S. defined benefit pension plans as of August 31, 2007 and 2006 was as follows:

	August 31,
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans

Accumulated benefit obligation	$934,825	$545,494	$790,288	$518,723

The following information is provided for defined benefit pension plans with projected benefit obligations in excess of plan assets and for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits				Postretirement Benefits
	2007		2006		2007		2006
		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$133,361	$212,043	$122,350	$446,652	$107,406	$30,879	$94,938	$25,763
Fair value of plan assets	—	87,905	—	271,545	28,322	—	26,577	—
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$133,361	$188,609	$122,350	$186,122	$—	$—	$—	$—
Fair value of plan assets	—	87,905	—	75,324	—	—	—	—

Investment Strategies

U.S. Pension Plans

The overall investment objective of the plans is to provide growth in the assets of the plans to help fund future benefit obligations while managing risk in order to meet current benefit obligations. The plans’ future prospects, their current financial conditions, the Company’s current funding levels and other relevant factors suggest that the plans can tolerate some interim fluctuations in market value and rates of returns in order to achieve long-term objectives without undue risk to the plans’ ability to meet their current benefit obligations.

The Company recognizes that asset allocation of the pension plans’ assets is an important factor in determining long-term performance. Actual asset allocations at any point in time may vary from the specified targets below and will be dictated by current and anticipated market conditions, required cash flows, and investment decisions of the investment committee and the pension plans’ investment funds and managers. Ranges are established to provide flexibility for the asset allocation to vary around the targets without the need for immediate rebalancing.

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

Plan Assets

The following table shows the Company’s target allocation for fiscal 2008 and weighted-average asset allocations as of August 31, 2007 and 2006 by asset category, for its pension and postretirement benefit plans:

Pension Plans

	2008 Target		Plan Assets as of August 31,
	Allocation		2007		2006
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Asset Category
Equity securities	80%	40-50%	81%	48%	79%	44%
Debt securities	20	35-45	18	38	21	39
Cash and short-term investments	—	0-5	1	—	—	2
Insurance contracts	—	0-5	—	1	—	13
Other	—	10-15	—	13	—	2

Total	100%	n/m	100%	100%	100%	100%

n/m = not meaningful

U.S. Postretirement Plan(1)

		Plan Assets as of
	2008 Target	August 31,
	Allocation	2007	2006

Asset Category
Equity securities	38%	39%	37%
Debt securities	21	16	20
Cash and short-term investments	41	45	43

Total	100%	100%	100%

(1)	The non-U.S. plans are unfunded and thus the table only relates to the U.S. Plans.

Expected Contributions

In fiscal 2008, no contribution will be required for U.S. employees’ pension plans. In fiscal 2008, the Company estimates it will contribute approximately $25,000 to its non-U.S. pension plans. Cash funding for retiree medical plans in fiscal 2008 is estimated to be approximately $2,000. In fiscal

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

2008, the Company expects to pay approximately $9,000 of benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The Company has not determined whether it will make additional voluntary contributions for employee pension plans.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits		Postretirement Benefits
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

2008	$19,443	$15,476	$3,653	$468
2009	22,140	16,506	4,290	537
2010	24,742	17,790	5,096	618
2011	27,522	19,465	5,902	719
2012	30,469	21,116	6,478	834
2013-2017	203,822	135,952	47,291	6,534

Defined Contribution Plans

As of January 1, 2004, the Company established a trusteed employer 401(k) match plan, the Accenture U.S. 401(k) Match and Savings Plan, in the United States. The total costs of the 401(k) match plan were $53,202, $48,086 and $44,172 in fiscal 2007, 2006 and 2005, respectively.

In the United States, the Company maintains and administers a trusteed profit sharing plan, the Accenture U.S. Discretionary Profit Sharing Plan. The annual discretionary profit sharing contribution is determined by management after the end of the fiscal year. The liability recorded as of August 31, 2007 and 2006 for profit sharing was $58,358 and $52,691, respectively. The Company expects to pay the liability recorded as of August 31, 2007 in the first quarter of fiscal 2008. The total costs of the profit sharing plan were $58,358, $52,691, and $49,702 in fiscal 2007, 2006 and 2005, respectively.

In the United Kingdom, the Company maintains and administers a defined contribution plan, the Accenture Retirement Savings Plan. The Company provides matching contributions up to certain amounts based upon the age of the eligible employee. The total costs of the plan were $57,975, $50,225 and $46,045 in fiscal 2007, 2006 and 2005, respectively.

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

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share purchase rights. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Accenture Ltd 2001 Share Incentive Plan (the “SIP”) and through the Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP”); however, compensation expense was recognized in connection with the issuance of restricted share units granted under the SIP. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense for employee stock options and employee share purchase rights. The impact of adopting SFAS No. 123R on Net Income and Earnings per share for the year ended August 31, 2006 was a decrease of $43,816 and $0.08, respectively.

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the SIP and for employee share purchase rights under the ESPP been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using the accelerated expense attribution method, the Company’s Net income and Earnings per share for fiscal 2005 would have been reduced to the pro forma amounts indicated below:

Year Ended August 31,
2005

Net income as reported	$940,474
Add: Share-based compensation expense already included in Net income as reported, net of tax and minority interest	52,140
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(150,105)

Subtotal	(97,965)

Pro forma net income	$842,509

Basic earnings per Class A common share:
As reported	$1.60
Pro forma	$1.43
Diluted earnings per Class A common share:
As reported	$1.56
Pro forma	$1.40

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Share Incentive Plan

The SIP is administered by the Compensation Committee of the Board of Directors of the Company and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 375,000,000 Accenture Ltd Class A common shares are currently authorized for awards under the SIP. As of August 31, 2007, 154,407,572 shares were available for future grants under the SIP. Accenture Ltd Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.

The Company issues new shares and shares from treasury for shares delivered under the SIP. The parameters of the Company’s share purchase and redemption activities are not established solely with reference to the dilutive impact of deliveries made under the SIP. However, the Company expects that, over time, share purchases will offset the dilutive impact of deliveries to be made under the SIP.

A summary of information with respect to share-based compensation is as follows:

	Year Ended August 31,
	2007	2006	2005

Total share-based compensation expense included in Net income	$306,795	$270,884	$88,341
Income tax benefit related to share-based compensation included in Net income	102,823	93,029	8,274

Restricted Share Units

Under the SIP, participants may be granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan are subject to cliff or graded vesting, generally ranging from 2 to 10 years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during the year ended August 31, 2007 was as follows:

	2007
	Number of	Weighted Average
	Restricted Share	Grant-Date Fair
	Units	Value

Nonvested balance as of August 31, 2006	33,409,269	$23.89
Granted	11,355,972	35.15
Vested	(2,740,433)	26.55
Forfeited	(2,007,016)	25.45

Nonvested balance as of August 31, 2007	40,017,792	$26.81

As of August 31, 2007, there was $482,196 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years. As of August 31, 2007, there were 11,759,062 restricted share units vested but not yet delivered as Accenture Ltd Class A common shares.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Stock Options

Stock options are granted to senior executives and other employees under the SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture Ltd Class A common shares on the date the option is granted. Options granted under the SIP are subject to cliff or graded vesting, generally ranging from 2 to 10 years, and generally have a contractual term of 10 years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Stock option activity for the year ended August 31, 2007 was as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number of Options	Exercise Price	(In Years)	Value

Options outstanding as of August 31, 2006	57,582,271	$18.84	6.3	$595,954
Granted	36,939	$34.89
Exercised	(13,673,454)	$17.76
Forfeited	(1,073,079)	$22.37

Options outstanding as of August 31, 2007	42,872,677	$19.10	5.4	$954,027

Options exercisable as of August 31, 2007	37,696,081	$18.45	5.2	$863,541
Options exercisable as of August 31, 2006	44,177,710	$17.35	5.8	$522,702
Options exercisable as of August 31, 2005	49,098,967	$15.99	5.9	$412,308

The weighted average remaining contractual term and aggregate intrinsic value for options outstanding as of August 31, 2005 was 6.6 years and $448,382, respectively.

Other information pertaining to option activity is as follows:

	Year Ended August 31,
	2007	2006	2005

Weighted average grant-date fair value of stock options granted	$14.15	$11.13	$11.30
Total fair value of stock options vested	79,730	102,333	183,304
Total intrinsic value of stock options exercised	249,004	197,111	89,219

Cash received from the exercise of stock options was $242,848 and the income tax benefit realized from the exercise of stock options was $71,373 for the year ended August 31, 2007. As of August 31, 2007, there was $8,778 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

	Year Ended August 31,
	2007(1)	2006(1)	2005
	Senior	Senior	Senior	Other
	Executives	Executives	Executives	Employees

Expected life (in years)	6.9	7.4	6.0	5.0
Risk-free interest rate	4.65%	4.15%	4.02%	3.52%
Expected volatility	35%	37%	41%	41%
Expected dividend yield	1%	1%	0%	0%

(1)	No stock options were granted to “Other Employees” during fiscal 2007 or 2006.

For the years ended August 31, 2007 and 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with SAB No. 107, “Share-Based Payment.” For the year ended August 31, 2005, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected volatility is based on historical volatility levels of Accenture Ltd Class A common shares. Expected dividend yield is based on historical dividend payments.

Employee Share Purchase Plan

The Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP”) is a nonqualified plan that allows eligible employee participants to purchase Accenture Ltd Class A common shares at a discount through payroll deductions. Under the ESPP, substantially all employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to a per participant maximum of $7.5 per offering period) to purchase Accenture Ltd Class A common shares. Prior to May 2, 2005, the purchase price of Accenture Ltd Class A common shares was 85% of the lower of its beginning of offering period or end of offering period market price. The weighted average fair value of the share purchase rights granted during each of the offering periods ended November 1 and May 1 for fiscal 2005 was $6.54. Beginning May 2, 2005, the purchase price of the Accenture Ltd Class A common shares is 85% of the end of the offering period market price. A maximum of 75,000,000 Accenture Ltd Class A common shares may be issued under the ESPP. As of August 31, 2007, 47,708,671 Accenture Ltd Class A common shares had been issued under the ESPP. Under the ESPP, the Company issued 5,080,185 shares, 6,406,441 shares and 8,784,839 shares to employees in fiscal 2007, 2006 and 2005, respectively.

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

Any series of preferred shares could, as determined by Accenture Ltd’s Board of Directors at the time of issuance, rank senior to the Company’s common shares with respect to dividends, voting rights, redemption and/or liquidation rights. These preferred shares are of the type commonly known as “blank-check” preferred stock.

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

Class X Common Shares

Holders of Accenture Ltd’s Class X common shares are entitled to one vote per share and do not have cumulative voting rights. Holders of Class X common shares are not entitled to receive dividends and are not entitled to be paid any amount upon a winding-up of Accenture Ltd. Most of the Company’s partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares in connection with the Company’s transition to a corporate structure received a corresponding number of Accenture Ltd Class X common shares. Accenture Ltd may redeem, at its option, any Class X common share for a redemption price equal to the par value of the Class X common share. Accenture Ltd has separately agreed with the original holders of Accenture SCA Class I commons shares and Accenture Canada Holdings Inc. exchangeable shares not to redeem any Class X common share of such holder if the redemption would reduce the number of Class X common shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares owned by that holder, as the case may be. Accenture Ltd will redeem Class X common shares upon the redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X common shares are not transferable without the consent of Accenture Ltd. As of November 22, 2004, the Accenture Ltd voting agreement was amended to eliminate the voting provisions of that agreement. Accordingly, Accenture Ltd Class A common shares and Class X common shares held by parties to the voting agreement are no longer voted as a block at Accenture Ltd shareholder meetings.

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

13.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Share Purchase And Redemption Activity

The Board of Directors of Accenture Ltd has authorized funding for the Company’s publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for redemptions and repurchases of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by the Company’s current and former senior executives and their permitted transferees. Effective as of March 24, 2006, the Board of Directors of Accenture Ltd authorized an additional $1.5 billion for the purchase, redemption and exchange from time to time of the Company’s shares, including open-market share purchases. Effective as of March 2, 2007, the Board of Directors of Accenture Ltd authorized an additional $1.5 billion for the purchase, redemption and exchange from time to time of the Company’s shares. In addition, during the year ended August 31, 2007, the Board of Directors of Accenture Ltd separately authorized funding for two discounted tender offers for Accenture SCA Class I common shares.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company’s share purchase activity for cash during the year ended August 31, 2007 was as follows:

				Accenture SCA Class I Common
	Accenture Ltd Class A			Shares and Accenture Canada
	Common Shares			Holdings Inc. Exchangeable Shares(4)		Total
	Shares	Amount		Shares	Amount	Shares	Amount

Open-Market Share Purchases	1,988,773	$78,633		—	$—	1,988,773	$78,633
Discounted Tender Offers(1)	—	—		16,538,239	485,245	16,538,239	485,245
Other Share Purchase Programs	9,858,011	309,440	(2)	37,640,287	1,381,853	47,498,298	1,691,293
Other purchases(3)	1,430,629	52,776		—	—	1,430,629	52,776

Total	13,277,413	$440,849		54,178,526	$1,867,098	67,455,939	$2,307,947

(1)	On September 11, 2006, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective October 11, 2006, of 7,538,172 shares at a price of $24.75 per share, resulting in a cash outlay of approximately $187,195. On March 8, 2007, Accenture SCA and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective April 9, 2007, of 9,000,067 shares at a price of $33.00 per share, resulting in a cash outlay of approximately $298,050.

(2)	On November 13, 2006, Accenture Finance (Gibraltar) Ltd, an indirect subsidiary of Accenture SCA, purchased 1,979,450 Accenture Ltd Class A common shares at a price of $24.75 per share, resulting in a cash outlay of approximately $48,991. On May 15, 2007, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 7,878,561 Accenture Ltd Class A common shares at a per share price of $33.00 or its local currency equivalent based on exchange rates applicable on April 4, 2007, resulting in a cash outlay of approximately $260,449. Shares in both transactions were purchased from certain former senior executives residing outside the United States.

(3)	During the year ended August 31, 2007, as authorized under the Company’s various employee equity share plans, the Company acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(4)	Historically, the Company has recorded purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares (collectively, “Subsidiary Shares”) as a reduction to Additional paid-in-capital. During the year ended August 31, 2007, funds used to acquire Subsidiary Shares more than offset the available balance in Additional paid-in-capital. As a result, the Company began deducting incremental purchases of Subsidiary Shares from Retained earnings. Future purchases and redemptions of Subsidiary Shares will be recorded against Additional paid-in-capital, to the extent it is available, and any incremental purchases will be recorded against Retained earnings.

As of August 31, 2007, the Company’s available authorization was $1,650,308, which included $899,706 and $750,602 for the open-market share purchase program and other share purchase programs, respectively.

Other Share Redemptions

On May 15, 2007, the Company filed a registration statement on Form S-3 relating to 203,349,557 of Accenture Ltd Class A common shares (the “registration statement”). The registration statement allows the Company, at its option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by Accenture’s senior executives, former executives and their permitted transferees. During fiscal 2007, the Company issued 3,185,481 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Subsequent Event

On September 25, 2007, Accenture Ltd declared a cash dividend of $0.42 per share on its Class A common shares for shareholders of record at the close of business on October 12, 2007. Accenture Ltd will cause Accenture SCA to declare a cash dividend of $0.42 per share on its Class I common shares for shareholders of record at the close of business on October 9, 2007. Both dividends are payable on November 15, 2007. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

14.	LEASE COMMITMENTS

The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense including operating costs and taxes and sublease income from third parties during the year ended August 31, 2007, 2006 and 2005 was as follows:

	August 31,
	2007	2006	2005

Rental expense	$452,938	$413,722	$371,554
Sublease income from third parties	35,147	29,249	23,485

Future minimum rental commitments under non-cancelable operating leases as of August 31, 2007, were as follows:

	Operating	Operating
	Lease	Sublease
	Payments	Income

2008	$388,074	$(34,332)
2009	315,026	(36,076)
2010	259,062	(33,530)
2011	206,181	(32,003)
2012	153,853	(25,398)
Thereafter	983,460	(124,956)

	$2,305,656	$(286,295)

15.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has the right to purchase substantially all of the remaining outstanding shares of Avanade not owned by the Company at fair value if certain events occur. The Company may also be required to purchase substantially all of the remaining outstanding shares of Avanade at fair value if certain events occur.

The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2007, management was not aware of any obligations arising under indemnification contracts that would require material payments.

From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. The Company estimates that as of August 31, 2007, it had assumed an aggregate potential liability of approximately $902,844 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $142,367 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph.

Legal Contingencies

As of August 31, 2007, the Company or its present personnel had been named as a defendant in various litigation matters. All of these are civil in nature. Based on the present status of these litigation matters, the management of the Company believes they will not ultimately have a material effect on the results of operations, financial position or cash flows of the Company.

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

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

Year Ended August 31:	Comm. &	Financial
2007	High Tech	Services	Government(3)	Products(3)	Resources	Other	Total

Revenues before reimbursements	$4,600,460	$4,357,327	$2,560,530	$4,913,220	$3,242,596	$21,681	$19,695,814
Depreciation(1)	57,294	62,053	40,632	58,361	42,150	—	260,490
Operating income	581,780	490,433	272,411	669,201	478,794	—	2,492,619
Assets as of August 31(2)	774,748	108,180	451,596	456,967	332,719	22,428	2,146,638
2006
Revenues before reimbursements	$4,177,061	$3,558,147	$2,221,121	$4,010,698	$2,665,778	$13,586	$16,646,391
Depreciation(1)	58,307	57,437	60,421	47,350	43,339	—	266,854
Operating income	630,502	387,786	83,416	399,853	339,502	—	1,841,059
Assets as of August 31(2)	550,333	86,733	528,415	357,364	316,399	21,239	1,860,483
2005
Revenues before reimbursements	$4,001,347	$3,408,166	$2,171,458	$3,569,975	$2,388,845	$7,238	$15,547,029
Depreciation(1)	66,055	61,121	56,508	56,725	41,664	—	282,073
Operating income	673,183	499,647	168,736	413,188	356,484	—	2,111,238
Assets as of August 31(2)	571,292	81,849	738,575	435,515	315,722	151,787	2,294,740

(1)	This amount includes depreciation on property and equipment controlled by each operating segment, as well as an allocation for depreciation on property and equipment they do not directly control.

(2)	Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, current and non-current Unbilled services, current Deferred revenues and deferred transition costs and related deferred revenues, which are included in Other non-current assets and Other non-current liabilities, respectively.

(3)	The Company previously entered into certain large, long-term contracts (the “NHS Contracts”) to provide systems and services to the National Health Service in England (the “NHS”). During the second quarter of fiscal 2006, there were several developments that significantly increased the risks and uncertainties associated with the NHS Contracts, and the Company recorded a $450,000 aggregate loss provision that was reflected in Cost of services of its Government and Products operating groups. On September 28, 2006, the Company entered into an agreement (the “NHS Transfer Agreement”) to transfer to a third party all of its rights and obligations under the NHS Contracts, except those relating to the Picture Archiving Communication System. The NHS Transfer Agreement resulted in a $339,000 reduction in revenues before reimbursements in the fourth quarter of fiscal 2006, which was offset by a decrease in Cost of services, including a reversal of $396,000 of the loss provision recorded in the second quarter of fiscal 2006. In addition, during the fourth quarter of fiscal 2006, the Company recorded impairment writedowns on Operational Services assets totaling $57,000. These fourth-quarter fiscal 2006 adjustments were reflected in the operating results of its Government and Products operating groups.

The accounting policies of the operating segments are the same as those described in Note 1 (Summary of Significant Accounting Policies) to these Consolidated Financial Statements.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic areas and countries based on where client services are supervised. Information regarding geographic areas and countries is as follows:

Year Ended August 31:	Americas	EMEA(1)	Asia Pacific	Total

2007
Revenues before reimbursements	$8,482,646	$9,533,746	$1,679,422	$19,695,814
Reimbursements	869,589	705,851	181,493	1,756,933

Revenues	9,352,235	10,239,597	1,860,915	21,452,747
Long-lived assets as of August 31	320,835	268,355	218,879	808,069
2006
Revenues before reimbursements	$7,741,139	$7,643,712	$1,261,540	$16,646,391
Reimbursements	824,750	637,152	120,073	1,581,975

Revenues	8,565,889	8,280,864	1,381,613	18,228,366
Long-lived assets as of August 31	330,185	247,944	149,563	727,692
2005
Revenues before reimbursements	$6,729,626	$7,734,932	$1,082,471	$15,547,029
Reimbursements	732,493	708,305	106,593	1,547,391

Revenues	7,462,119	8,443,237	1,189,064	17,094,420
Long-lived assets as of August 31	267,757	294,262	131,691	693,710

(1)	EMEA includes Europe, Middle East and Africa.

The Company conducts business in the following countries that individually comprised more than 10% of consolidated revenues before reimbursements within the last three years:

	Year Ended August 31,
	2007	2006	2005

United States	36%	39%	37%
United Kingdom	14	13	17

The Company conducts business in the following countries that hold more than 10% of its total consolidated long-lived assets, as follows:

	August 31,
	2007	2006	2005

United States	34%	40%	34%
United Kingdom	11	13	20
India	15	11	10

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues before reimbursements by major types of services are as follows:

	Year Ended August 31,
	2007	2006	2005

Consulting	$11,856,263	$9,892,128	$9,559,157
Outsourcing	7,839,551	6,754,263	5,987,872

Revenues before reimbursements	19,695,814	16,646,391	15,547,029
Reimbursements	1,756,933	1,581,975	1,547,391

Revenues	$21,452,747	$18,228,366	$17,094,420

17.	QUARTERLY DATA (unaudited)

	First	Second	Third	Fourth
Year Ended August 31, 2007	Quarter	Quarter	Quarter	Quarter	Annual

Revenues before reimbursements	$4,754,088	$4,749,838	$5,081,804	$5,110,084	$19,695,814
Reimbursements	412,271	419,515	461,880	463,267	1,756,933
Revenues	5,166,359	5,169,353	5,543,684	5,573,351	21,452,747
Operating income	609,592	559,392	681,529	642,106	2,492,619
Net income	284,232	296,722	345,400	316,794	1,243,148
Weighted average Class A common shares:
— Basic	598,612,668	604,326,019	607,421,151	606,280,399	604,128,805
— Diluted	875,332,780	867,330,893	859,179,215	846,904,696	861,923,335
Earnings per Class A common share:
— Basic	$0.47	$0.49	$0.57	$0.52	$2.06
— Diluted	$0.46	$0.47	$0.54	$0.50	$1.97
Common stock price per share:
— High	$35.17	$39.25	$41.19	$44.03	$44.03
— Low	$28.28	$33.45	$34.28	$37.25	$28.28

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

	First	Second	Third	Fourth
Year Ended August 31, 2006	Quarter	Quarter	Quarter	Quarter	Annual

Revenues before reimbursements	$4,169,475	$4,102,795	$4,408,069	$3,966,052	$16,646,391
Reimbursements	373,541	388,317	397,258	422,859	1,581,975
Revenues	4,543,016	4,491,112	4,805,327	4,388,911	18,228,366
Operating income	512,556	137,312	690,124	501,067	1,841,059
Net income	214,940	69,680	342,264	346,445	973,329
Weighted average Class A common shares:
— Basic	586,267,569	585,674,656	589,933,994	592,545,040	589,099,824
— Diluted	914,057,273	892,893,907	887,347,119	880,995,549	894,257,833
Earnings per Class A common share:
— Basic	$0.37	$0.12	$0.58	$0.58	$1.65
— Diluted	$0.36	$0.11	$0.56	$0.56	$1.59
Common stock price per share:
— High	$28.63	$33.05	$32.94	$29.66	$33.05
— Low	$24.45	$28.02	$26.17	$25.68	$24.45