Form 10-Q
period 2007-11-30
ACCENTURE LTD
filed 2007-12-21
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of the registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of December 14, 2007 was 598,265,322 (which number does not include 41,988,745 issued shares held by subsidiaries of the registrant). The number of shares of the registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of December 14, 2007 was 155,848,289.

ACCENTURE LTD

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE LTD
CONSOLIDATED BALANCE SHEETS
November 30, 2007 and August 31, 2007
(In thousands of U.S. dollars, except share and per share amounts)

	November 30,	August 31,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,472,373	$3,314,396
Short-term investments	149,424	231,278
Receivables from clients, net	2,739,840	2,409,299
Unbilled services, net	1,458,688	1,290,035
Deferred income taxes, net	340,662	318,172
Other current assets	418,092	407,998

Total current assets	7,579,079	7,971,178

NON-CURRENT ASSETS:
Unbilled services, net	59,695	63,995
Investments	69,100	81,935
Property and equipment, net of accumulated depreciation of $1,626,919 and $1,556,146, respectively	834,686	808,069
Goodwill	690,331	643,728
Deferred income taxes, net	631,527	389,858
Other non-current assets	883,082	788,399

Total non-current assets	3,168,421	2,775,984

TOTAL ASSETS	$10,747,500	$10,747,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$6,404	$23,795
Accounts payable	946,989	985,071
Deferred revenues	1,614,886	1,785,286
Accrued payroll and related benefits	2,376,691	2,274,098
Income taxes payable	195,869	942,310
Deferred income taxes, net	45,820	39,078
Other accrued liabilities	824,518	912,978

Total current liabilities	6,011,177	6,962,616

NON-CURRENT LIABILITIES:
Long-term debt	2,066	2,565
Retirement obligation	516,699	494,416
Deferred income taxes, net	26,861	31,758
Income taxes payable	1,064,116	32,330
Other non-current liabilities	477,740	419,959

Total non-current liabilities	2,087,482	981,028

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	685,426	740,186
SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, zero shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 640,164,112 and 635,108,578 shares issued as of November 30, 2007 and August 31, 2007, respectively	14	14
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 156,286,142 and 162,629,929 shares issued and outstanding as of November 30, 2007 and August 31, 2007, respectively	4	4
Restricted share units	621,332	649,475
Additional paid-in capital	51,455	—
Treasury shares, at cost, 42,083,452 and 39,187,569 shares as of November 30, 2007 and August 31, 2007, respectively	(1,204,893)	(1,033,025)
Retained earnings	2,386,871	2,362,703
Accumulated other comprehensive income	108,632	84,161

Total shareholders’ equity	1,963,415	2,063,332

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,747,500	$10,747,162

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2007 and 2006
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2007	2006
REVENUES:
Revenues before reimbursements	$5,673,913	$4,754,088
Reimbursements	428,044	412,271

Revenues	6,101,957	5,166,359
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,968,836	3,321,844
Reimbursable expenses	428,044	412,271

Cost of services	4,396,880	3,734,115
Sales and marketing	520,398	436,930
General and administrative costs	449,957	379,643
Reorganization costs, net	8,323	6,079

Total operating expenses	5,375,558	4,556,767

OPERATING INCOME	726,399	609,592
Gain on investments, net	5,471	2,854
Interest income	37,780	36,307
Interest expense	(5,398)	(5,122)
Other income (expense)	9,237	(2,466)

INCOME BEFORE INCOME TAXES	773,489	641,165
Provision for income taxes	267,931	235,308

INCOME BEFORE MINORITY INTEREST	505,558	405,857
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.	(119,813)	(115,813)
Minority interest — other	(4,460)	(5,812)

NET INCOME	$381,285	$284,232

Weighted average Class A common shares:
Basic	611,842,254	598,612,668
Diluted	839,271,348	875,778,847
Earnings per Class A common share:
Basic	$0.62	$0.47
Diluted	$0.60	$0.46
Cash dividends per share	$0.42	$0.35
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Three Months Ended November 30, 2007
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

		Class A		Class X
		Common		Common
		Shares		Shares			Additional	Treasury Shares			Accumulated Other
	Preferred		No.		No.	Restricted	Paid-in		No.	Retained	Comprehensive
	Shares	$	Shares	$	Shares	Share Units	Capital	$	Shares	Earnings	Income	Total
Balance as of August 31, 2007	$—	$14	635,109	$4	162,630	$649,475	$—	$(1,033,025)	(39,188)	$2,362,703	$84,161	$2,063,332
Adoption of FASB Interpretation No. 48							(1,756)			15,957		14,201
Comprehensive income:
Net income										381,285		381,285
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments											10,576	10,576
Foreign currency translation adjustments											13,861	13,861
Amortization of losses related to pension and other postretirement benefits, net of tax											34	34

Other comprehensive income											24,471

Comprehensive income												405,756
Income tax benefit on share-based compensation plans							32,254					32,254
Purchases of Class A common shares			(930)				(19,255)	(273,341)	(7,543)	(18,750)		(311,346)
Share-based compensation expense						61,114	10,569					71,683
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares					(6,344)		(307,828)					(307,828)
Issuances of Class A common shares related to employee share programs			5,985			(109,896)	157,461	101,473	4,648			149,038
Dividends						20,639				(354,324)		(333,685)
Minority interest							180,010					180,010

Balance as of November 30, 2007	$—	$14	640,164	$4	156,286	$621,332	$51,455	$(1,204,893)	(42,083)	$2,386,871	$108,632	$1,963,415

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2007 and 2006
(In thousands of U.S. dollars)
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$381,285	$284,232
Adjustments to reconcile Net income to Net cash (used in) provided by operating activities —
Depreciation, amortization and asset impairments	125,168	144,981
Reorganization costs, net	8,323	6,079
Share-based compensation expense	72,017	62,234
Deferred income taxes, net	(32,697)	(12,142)
Minority interest	124,273	121,625
Other, net	(14,108)	1,404
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(331,840)	(302,720)
Other current assets	11,175	16,155
Unbilled services, current and non-current	(83,771)	(115,115)
Other non-current assets	(79,665)	(70,449)
Accounts payable	87,576	(45,563)
Deferred revenues	(261,543)	(81,882)
Accrued payroll and related benefits	(1,752)	51,953
Other accrued liabilities	(137,876)	(87,833)
Income taxes payable, current and non-current	41,979	165,637
Other non-current liabilities	59,985	27,232

Net cash (used in) provided by operating activities	(31,471)	165,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	119,989	333,833
Purchases of available-for-sale investments	(19,132)	(272,107)
Proceeds from sales of property and equipment	1,139	3,557
Purchases of property and equipment	(88,780)	(67,144)
Purchases of businesses and investments, net of cash acquired	(52,375)	(4,862)
Proceeds from sale of business, net of cash transferred	1,756	—

Net cash used in investing activities	(37,403)	(6,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	149,038	196,970
Purchases of common shares	(619,174)	(723,727)
Proceeds from long-term debt	112	1,851
Repayments of long-term debt	(21,142)	(21,633)
Proceeds from short-term borrowings	33,583	3,091
Repayments of short-term borrowings	(30,748)	(2,776)
Cash dividends paid	(333,685)	(293,059)
Excess tax benefits from share-based payment arrangements	34,405	12,680
Other, net	(3,735)	(2,887)

Net cash used in financing activities	(791,346)	(829,490)
Effect of exchange rate changes on cash and cash equivalents	18,197	40,927

NET DECREASE IN CASH AND CASH EQUIVALENTS	(842,023)	(629,458)
CASH AND CASH EQUIVALENTS, beginning of period	3,314,396	3,066,988

CASH AND CASH EQUIVALENTS, end of period	$2,472,373	$2,437,530

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim Consolidated Financial Statements of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 23, 2007. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2008. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
     Recently Adopted Accounting Pronouncements
     On September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions.
     The adoption of FIN 48 had the following approximate impact on the Company’s Consolidated Financial Statements: increased Non-current deferred income tax assets by $228,900; decreased Current income taxes payable by $757,200; increased Non-current income taxes payable by $971,900; decreased Additional paid-in capital by $1,800; and increased Retained earnings by $16,000.
     As of September 1, 2007, the Company had gross unrecognized tax benefits of $1,031,800, of which $643,700, if recognized, would affect the Company’s effective tax rate. The Company’s policy, which has not changed as a result of adopting FIN 48, is to include interest and penalties related to unrecognized tax benefits in the Provision for income taxes. As of September 1, 2007, the Company had accrued interest and penalties related to uncertain tax positions of $151,100 ($107,400, net of tax benefits) on the Company’s Consolidated Balance Sheet.
     The Company is currently under audit by the Internal Revenue Service for the tax years 2003 to 2005. The Company does not expect the audit of these years to be effectively settled within the next 12 months. The Company is also currently under audit in many jurisdictions outside the United States; none of these audits is individually material to the Company’s financial position, results of operations or cash flows. The Company believes that it is reasonably possible that approximately $134,000 of its unrecognized tax benefits, each of which are individually insignificant, may be resolved in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments.
     New Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R” or the “Statement”), which is a revision of FASB SFAS 141, “Business Combinations”. This Statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to comply with the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009. The Company is currently evaluating the impact of SFAS 141R on its Consolidated Financial Statements.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
2. EARNINGS PER SHARE
     Basic and diluted earnings per share are calculated as follows:
     Basic earnings per share

	Three Months Ended
	November 30,
	2007	2006
Net income available for Class A common shareholders	$381,285	$284,232
Basic weighted average Class A common shares	611,842,254	598,612,668

Basic earnings per share	$0.62	$0.47

     Diluted earnings per share

Net income available for Class A common shareholders	$381,285	$284,232
Minority interest in Accenture SCA and Accenture Canada Holdings Inc. (1)	119,813	115,813

Net income per share calculation	$501,098	$400,045

Basic weighted average Class A common shares	611,842,254	598,612,668
Class A common shares issuable upon redemption/exchange of minority interest (1)	192,212,434	243,939,464
Diluted effect of employee compensation related to Class A common shares	35,055,491	33,176,532
Diluted effect of employee share purchase plan related to Class A common shares	161,169	50,183

Diluted weighted average Class A common shares	839,271,348	875,778,847

Diluted earnings per share	$0.60	$0.46

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture Ltd Class A common shares, on a one-for-one basis. The income effect does not take into account “Minority interest — other,” since those shares are not redeemable or exchangeable for Accenture Ltd Class A common shares.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
3. REORGANIZATION COSTS
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
     The Company’s reorganization activity was as follows:

	Three Months Ended
	November 30,
	2007	2006
Reorganization liability, beginning of period	$401,228	$350,864
Final determinations (1)	(30,242)	(822)
Changes in estimates	30,242	822

Benefit recorded	—	—
Interest expense accrued	8,323	6,079
Payments	(143,184)	—
Foreign currency translation	27,853	8,660

Reorganization liability, end of period	$294,220	$365,603

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.
     As of November 30, 2007, reorganization liabilities of $268,253 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $25,967 were included in Other non-current liabilities. Resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
4. ACCUMULATED OTHER COMPREHENSIVE INCOME
     The components of Accumulated other comprehensive income were as follows:

	November 30,	August 31,
	2007	2007
Unrealized gains (losses) on marketable securities, net of reclassification adjustments	$9,262	$(1,314)
Foreign currency translation adjustments	107,722	93,861
Pension and postretirement plans, net of tax of $8,128 and $8,137, respectively	(8,352)	(8,386)

Accumulated other comprehensive income	$108,632	$84,161

Comprehensive income was as follows:

	November 30,
	2007	2006
Three months ended	$405,756	$306,450
5. BUSINESS COMBINATIONS AND GOODWILL
     The changes in the carrying amount of goodwill by reportable operating segment are as follows:

			Foreign
			Currency
	August 31,	Additions/	Translation	November 30,
	2007	Adjustments (1)	Adjustments	2007
Communications & High Tech	$115,197	$14,764	$3,941	$133,902
Financial Services	128,343	3,799	1,256	133,398
Products	287,576	11,809	3,983	303,368
Public Service	71,211	5,118	1,004	77,333
Resources	41,401	305	624	42,330

Total	$643,728	$35,795	$10,808	$690,331

(1)	Additions/Adjustments primarily represent acquisitions made during the three months ended November 30, 2007.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
6. RETIREMENT PLANS
     In the United States and certain other countries, the Company maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned employees. The components of net periodic pension and postretirement benefits expense were as follows:

	Pension Benefits
	Three Months Ended November 30,
	2007		2006
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$8,325	$12,208	$12,706	$13,327
Interest cost	14,988	8,221	13,510	6,956
Expected return on plan assets	(17,638)	(8,928)	(14,946)	(6,519)
Amortization of transitional obligation	—	—	—	(20)
Amortization of loss (gain)	480	(352)	325	350
Amortization of prior service cost	70	111	182	155
Curtailment gain	(13,898)	—	—	—

Total	$(7,673)	$11,260	$11,777	$14,249

	Postretirement Benefits
	Three Months Ended November 30,
	2007		2006
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,744	$360	$1,666	$304
Interest cost	1,653	458	1,520	382
Expected return on plan assets	(409)	—	(375)	—
Amortization of transitional obligation	20	—	20	—
Amortization of loss	—	19	—	16
Amortization of prior service cost	(201)	(209)	(200)	(190)

Total	$2,807	$628	$2,631	$512

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
     The Company’s share purchase activity during the three months ended November 30, 2007 was as follows:

			Accenture SCA Class I
			Common Shares and
	Accenture Ltd Class A Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Open-market share purchases	6,687,208	$238,330	—	$—	6,687,208	$238,330

Other share purchase programs	—	—	7,827,842	307,828	7,827,842	307,828

Other purchases (1)	1,785,696	73,016	—	—	1,785,696	73,016

Total	8,472,904	$311,346	7,827,842	$307,828	16,300,746	$619,174

(1)	During the three months ended November 30, 2007, as authorized under the Company’s various employee equity share plans, the Company acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.
     On October 25, 2007, the Board of Directors of Accenture Ltd authorized an additional $3,000,000 for share purchases. Management has discretion to use this authorization for purchases under either the Company’s publicly announced open-market share purchase program or its other share purchase programs.
     As of November 30, 2007, the Company’s aggregate available authorization was $4,104,148 for its open-market share purchase program and its other share purchase programs.
Dividend
     On November 15, 2007, a cash dividend of $0.42 per share was paid on Accenture Ltd’s Class A common shares to shareholders of record at the close of business on October 12, 2007, resulting in a cash outlay of $252,232. On November 15, 2007, a cash dividend of $0.42 per share was also paid on Accenture SCA’s Class I common shares to shareholders of record at the close of business on October 9, 2007 and on Accenture Canada Holdings Inc. exchangeable shares to shareholders of record at the close of business on October 9, 2007, resulting in cash outlays of $80,153 and $1,300, respectively. The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units. Diluted weighted average Accenture Ltd Class A common share amounts have been restated for all periods presented to reflect this issuance.
8. COMMITMENTS AND CONTINGENCIES
Commitments and Guarantees
     The Company has the right to purchase substantially all of the remaining outstanding shares of Avanade Inc. (“Avanade’) not owned by the Company at fair value if certain events occur. The Company may also be required to purchase substantially all of the remaining outstanding shares of Avanade at fair value if certain events occur.
     The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2007, management was not aware of any obligations arising under indemnification contracts that would require material payments.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. The Company estimates that, as of November 30, 2007, it had assumed an aggregate potential liability of approximately $1,125,000 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $150,000 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph.
Legal Contingencies
     As of November 30, 2007, the Company or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial position.
9. SEGMENT REPORTING
     The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Products, Public Service (known as “Government” prior to September 1, 2007) and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended November 30,
	2007		2006
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income	Reimbursements	Income
Communications & High Tech	$1,311,732	$128,032	$1,096,390	$134,401
Financial Services	1,243,970	179,524	1,067,247	133,892
Products	1,472,856	219,125	1,194,668	207,079
Public Service	708,962	68,378	627,828	28,362
Resources	930,962	131,340	762,990	105,858
Other	5,431	—	4,965	—

Total	$5,673,913	$726,399	$4,754,088	$609,592

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2007, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2007.
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
Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:
•	Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

•	The consulting, systems integration and technology, and outsourcing markets are highly competitive, and we might not be able to compete effectively.

•	Our results of operations could be affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

•	Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

•	Outsourcing services are a significant part of our business and subject us to operational and financial risk.

•	Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

•	Our profitability could suffer if we are not able to maintain favorable pricing rates.

•	Our profitability could suffer if we are not able to maintain favorable utilization rates.

•	Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

•	If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

•	Many of our contracts utilize performance pricing that links some of our fees to the attainment of various performance or business targets. This could increase the variability of our revenues and margins.

•	Our alliance relationships may not be successful.

•	Our global operations are subject to complex risks, some of which might be beyond our control.

•	Our profitability could suffer if we are not able to control our costs.

•	If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.

•	If we are unable to collect our receivables or unbilled services, our results of operations and cash flows could be adversely affected.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Tax legislation and negative publicity related to Bermuda companies could lead to an increase in our tax burden or affect our relationships with our clients.

•	If we are unable to manage the organizational challenges associated with the size and expansion of our Company, we might be unable to achieve our business objectives.

•	We may not be successful at identifying, acquiring or integrating other businesses or technologies.

•	Consolidation in the industries that we serve could adversely affect our business.

•	The share price of Accenture Ltd Class A common shares could be adversely affected from time to time by sales, or the anticipation of future sales, of Class A common shares held by our employees and former employees.

•	Our share price has fluctuated in the past and could continue to fluctuate, including in response to variability in revenues, operating results and profitability, and as a result our share price could be difficult to predict.

•	Our share price could be adversely affected if we are unable to maintain effective internal controls.

•	We are registered in Bermuda and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the Federal or state securities laws of the United States.

•	Bermuda law differs from the laws in effect in the United States and might afford less protection to shareholders.

•	We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.
     For a more detailed discussion of these factors, see the information under the heading “Risk Factors” and in our Annual Report on Form 10-K for the year ended August 31, 2007. We undertake no obligation to update or revise any forward-looking statements.

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
     Revenues before reimbursements for the three months ended November 30, 2007 were $5.67 billion, compared with $4.75 billion for the three months ended November 30, 2006, an increase of 19% in U.S. dollars and 12% in local currency.
     Consulting revenues before reimbursements for the three months ended November 30, 2007 were $3.46 billion, compared with $2.91 billion for the three months ended November 30, 2006, an increase of 19% in U.S. dollars and 12% in local currency.
     Outsourcing revenues before reimbursements for the three months ended November 30, 2007 were $2.22 billion, compared with $1.84 billion for the three months ended November 30, 2006, an increase of 20% in U.S. dollars and 14% in local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Consistent with broader market trends, our recently signed outsourcing contracts continue to be of shorter duration and therefore of smaller initial total contract value than they have been in the past. Despite this, our average annualized revenue per contract is steady. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.
     As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2007 and the first quarter of fiscal 2008, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income compared to the same period in the prior year. If this trend continues in the remainder of fiscal 2008, our U.S. dollar revenue growth will be higher than our growth in local currency. In the future, if the U.S. dollar strengthens against other currencies, our U.S. dollar revenue growth may be lower than our growth in local currency.
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
     Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) for the three months ended November 30, 2007 was 30.1%, flat compared with the three months ended November 30, 2006.
     Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

     Annualized attrition, excluding involuntary terminations, in the first quarter of fiscal 2008 was 17%, compared to 19% in the first quarter of fiscal 2007. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. From time to time, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees and we may need to continue to adjust compensation in the future. In addition, compensation increases, which for the majority of our personnel were effective September 1, 2007, were higher than in prior fiscal years. As in prior fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these increases. Our margins and ability to grow our business could be adversely affected if we do not continue to manage attrition, recover increases in compensation and effectively assimilate and utilize large numbers of new employees.
     Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 17.1% for the three months ended November 30, 2007, compared with 17.2% for the three months ended November 30, 2006.
     Operating income as a percentage of revenues before reimbursements for the three months ended November 30, 2007 was 12.8%, flat compared with the three months ended November 30, 2006.
Bookings and Backlog
     New contract bookings for the three months ended November 30, 2007 were $5,915 million, with consulting bookings of $3,372 million and outsourcing bookings of $2,543 million.
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
Critical Accounting Policies and Estimates
     For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended August 31, 2007.
Revenues by Segment/Operating Group
     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Products, Public Service (known as “Government” prior to September 1, 2007) and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes revenues before reimbursements are a better indicator of operating group performance than revenues. From time to time, our operating groups work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating groups affect revenues and operating expenses within our operating groups to differing degrees. The mix between consulting and outsourcing is not uniform among our operating groups. Local-currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.

     Revenues represented by operating group, geographic region and type of work were as follows:

					Percent of Total
					Revenues Before
				Percent	Reimbursements for
	Three Months Ended		Percent	Increase	the Three Months
	November 30,		Increase	Local	Ended November 30,
	2007	2006	US$	Currency	2007	2006
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,312	$1,096	20%	13%	23%	23%
Financial Services	1,244	1,067	17	9	22	23
Products	1,473	1,195	23	17	26	25
Public Service	709	628	13	8	13	13
Resources	931	763	22	14	16	16
Other	5	5	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	5,674	4,754	19%	12%	100%	100%

Reimbursements	428	412	4

TOTAL REVENUES	$6,102	$5,166	18%

GEOGRAPHIC REGIONS
Americas	$2,325	$2,090	11%	9%	41%	44%
EMEA (1)	2,883	2,303	25	14	51	48
Asia Pacific	465	361	29	21	8	8

TOTAL Revenues Before Reimbursements (2)	$5,674	$4,754	19%	12%	100%	100%

TYPE OF WORK
Consulting	$3,459	$2,909	19%	12%	61%	61%
Outsourcing	2,215	1,845	20	14	39	39

TOTAL Revenues Before Reimbursements	$5,674	$4,754	19%	12%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

(2)	May not total due to rounding.
Results of Operations for the Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006
Revenues
     Our Communications & High Tech operating group achieved revenues before reimbursements of $1,312 million for the three months ended November 30, 2007, compared with $1,096 million for the three months ended November 30, 2006, an increase of 20% in U.S. dollars and 13% in local currency. The increase was driven by strong consulting and outsourcing growth in the EMEA and Asia Pacific regions.
     Our Financial Services operating group achieved revenues before reimbursements of $1,244 million for the three months ended November 30, 2007, compared with $1,067 million for the three months ended November 30, 2006, an increase of 17% in U.S. dollars and 9% in local currency, with growth driven by outsourcing growth across all industry groups, particularly Banking, in the EMEA and Americas regions.
     Our Products operating group achieved revenues before reimbursements of $1,473 million for the three months ended November 30, 2007, compared with $1,195 million for the three months ended November 30, 2006, an increase of 23% in U.S. dollars and 17% in local currency, with consulting and outsourcing growth across all geographic regions. The increase was primarily driven by strong growth in the EMEA region, principally in our Consumer Goods & Services, Industrial Equipment and Automotive industry groups, and in the Americas region, principally in our Health & Life Sciences and Retail industry groups.

     Our Public Service operating group achieved revenues before reimbursements of $709 million for the three months ended November 30, 2007, compared with $628 million for the three months ended November 30, 2006, an increase of 13% in U.S. dollars and 8% in local currency. The increase was primarily driven by consulting growth across all geographic regions, particularly EMEA.
     Our Resources operating group achieved revenues before reimbursements of $931 million for the three months ended November 30, 2007, compared with $763 million for the three months ended November 30, 2006, an increase of 22% in U.S. dollars and 14% in local currency. The increase was primarily driven by strong consulting growth across all geographic regions and strong outsourcing growth in the Americas and EMEA regions. Resources experienced strong growth across all four industry groups: Utilities, Energy, Chemicals and Natural Resources.
     In the Americas region, we achieved revenues before reimbursements of $2,325 million for the three months ended November 30, 2007, compared with $2,090 million for the three months ended November 30, 2006, an increase of 11% in U.S. dollars and 9% in local currency. Growth was principally driven by our business in the United States, Brazil and Canada.
     In the EMEA region, we achieved revenues before reimbursements of $2,883 million for the three months ended November 30, 2007, compared with $2,303 million for the three months ended November 30, 2006, an increase of 25% in U.S. dollars and 14% in local currency. Growth was principally driven by our business in the United Kingdom, Italy, Spain, France, the Netherlands and Germany.
     In the Asia Pacific region, we achieved revenues before reimbursements of $465 million for the three months ended November 30, 2007, compared with $361 million for the three months ended November 30, 2006, an increase of 29% in U.S. dollars and 21% in local currency. Growth was principally driven by our business in Japan, Australia and Singapore.
Operating Expenses
     Operating expenses for the three months ended November 30, 2007 were $5,376 million, an increase of $819 million, or 18%, over the three months ended November 30, 2006, and decreased as a percentage of revenues to 88.1% from 88.2% during this period. Operating expenses before reimbursable expenses for the three months ended November 30, 2007 were $4,948 million, an increase of $804 million, or 19%, over the three months ended November 30, 2006, and remained flat as a percentage of revenues before reimbursements at 87.2%, compared with the three months ended November 30, 2006.
Cost of Services
     Cost of services for the three months ended November 30, 2007 was $4,397 million, an increase of $663 million, or 18%, over the three months ended November 30, 2006, and decreased as a percentage of revenues to 72.1% from 72.3% over this period. Cost of services before reimbursable expenses for the three months ended November 30, 2007 was $3,969 million, an increase of $647 million, or 19%, over the three months ended November 30, 2006, and remained flat as a percentage of revenues before reimbursements at 69.9%, compared with the three months ended November 30, 2006. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) for the three months ended November 30, 2007 was 30.1%, flat compared with the three months ended November 30, 2006.
Sales and Marketing
     Sales and marketing expense for the three months ended November 30, 2007 was $520 million, an increase of $83 million, or 19%, over the three months ended November 30, 2006, and remained flat as a percentage of revenues before reimbursements at 9.2%, compared with the three months ended November 30, 2006.
General and Administrative Costs
     General and administrative costs for the three months ended November 30, 2007 were $450 million, an increase of $70 million, or 19%, over the three months ended November 30, 2006, and decreased as a percentage of revenues before reimbursements to 7.9% from 8.0% for the three months ended November 30, 2006.

Operating Income
     Operating income for the three months ended November 30, 2007 was $726 million, an increase of $116 million, or 19%, over the three months ended November 30, 2006, and remained flat as a percentage of revenues before reimbursements at 12.8% for the three months ended November 30, 2007, compared with the three months ended November 30, 2006. Operating income for each of the operating groups was as follows:

	Three Months Ended November 30,
			Increase
	2007	2006	(Decrease)
	(in millions)
Communications & High Tech	$128	$135	$(7)
Financial Services	180	134	46
Products	219	207	12
Public Service	68	28	40
Resources	131	106	25

Total	$726	$610	$116

     Operating income commentary by operating group is as follows:
•	Communications & High Tech operating income decreased primarily due to delivery inefficiencies on a consulting contract, partially offset by revenue growth.

•	Financial Services operating income increased due to revenue growth and improved outsourcing contract margins.

•	Products operating income increased due to revenue growth and reflects slightly lower outsourcing contract profitability.

•	Public Service operating income increased primarily due to the impact of asset impairments associated with an outsourcing contract recorded during the first quarter of fiscal 2007. Operating income for the quarter ended November 30, 2007 also reflects consulting growth, partially offset by higher sales and marketing costs.

•	Resources operating income increased due to strong revenue growth and improved outsourcing contract margins.
Interest Income
     Interest income for the three months ended November 30, 2007 was $38 million, an increase of $2 million, or 4%, over the three months ended November 30, 2006.
Other Income (Expense)
     Other income for the three months ended November 30, 2007 was $9 million, an increase of $12 million over the three months ended November 30, 2006. The increase in other income resulted primarily from an increase in net foreign currency exchange gains.

  Provision for Income Taxes
     The effective tax rates for the three months ended November 30, 2007 and 2006 were 34.6% and 36.7%, respectively. Beginning with our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on September 1, 2007, we recognize the impact of discrete items, such as changes in unrecognized prior year tax benefits, in the quarter in which they occur. See “—Recently Adopted Accounting Pronouncements.” Prior to our adoption of FIN 48, we reflected such items as adjustments to the expected annual effective tax rate instead of as discrete items in the quarter in which they occurred. As a result, our effective tax rate may vary by quarter and may not match our expected 2008 annual effective tax rate. The impact of such discrete items was not significant in the first quarter.
     The fiscal 2007 annual effective tax rate was 34.2%. We expect the fiscal 2008 annual effective tax rate to be in the range of 32% to 34%, which is lower than our fiscal 2007 tax rate as a result of changes in our geographic distribution of income.
  Minority Interest
     Minority interest for the three months ended November 30, 2007 was $124 million, an increase of $2 million, or 2%, over the three months ended November 30, 2006. The increase was primarily due to an increase in Income before minority interest of $100 million, offset by a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average minority ownership interest to 24% for the three months ended November 30, 2007 from 29% for the three months ended November 30, 2006.
  Earnings Per Share
     Diluted earnings per share were $0.60 for the three months ended November 30, 2007, compared with $0.46 for the three months ended November 30, 2006. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
     As of November 30, 2007, cash and cash equivalents of $2,472 million combined with $205 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $2,677 million, compared with $3,614 million as of August 31, 2007, a decrease of $937 million.

     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended November 30,
	2007	2006	Change
	(1)	(in millions)	(1)
Net cash (used in) provided by:
Operating activities	$(31)	$166	$(197)
Investing activities	(37)	(7)	(30)
Financing activities	(791)	(829)	38
Effect of exchange rate changes on cash and cash equivalents	18	41	(23)

Net decrease in cash and cash equivalents	$(842)	$(629)	$(213)

(1)	May not total due to rounding.
     Operating Activities. Cash from operations decreased by $197 million, compared with the first three months of fiscal 2007. Cash provided by higher net income was offset by an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) and a payment of $143 million to settle tax audits related to reorganization liabilities.
     Investing Activities. The $30 million increase in cash used was primarily due to increased spending on business acquisitions and property and equipment during the three months ended November 30, 2007, compared with the three months ended November 30, 2006, offset by a decrease in net purchases of available-for-sale securities.
     Financing Activities. The $38 million decrease in cash used was primarily due to a decrease in purchases of common shares in the first three months of fiscal 2008, compared with the first three months of fiscal 2007, partially offset by an increase in cash dividends paid. For additional information, see Note 7 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
  Borrowing Facilities
     As of November 30, 2007, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

		Borrowings
		Under
	Facility Amount	Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	4
Local guaranteed and non-guaranteed lines of credit	150	––

Total	$1,700	$4

     Under the borrowing facilities described above, we had an aggregate of $154 million of letters of credit outstanding as of November 30, 2007. In addition, including the amount under the facilities in the table above, we had total outstanding debt of $8 million, as of November 30, 2007.

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
     Our share purchase activity during the three months ended November 30, 2007 was as follows:

			Accenture SCA Class I
			Common Shares and
	Accenture Ltd Class A Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Open-market share purchases	6,687,208	$238	—	$—	6,687,208	$238

Other share purchase programs	—	—	7,827,842	308	7,827,842	308

Other purchases (1)	1,785,696	73	—	—	1,785,696	73

Total	8,472,904	$311	7,827,842	$308	16,300,746	$619

(1)	During the three months ended November 30, 2007, as authorized under our various employee equity share plans, we acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.
     On October 25, 2007, the Board of Directors of Accenture Ltd authorized an additional $3,000 million for share purchases. Management has discretion to use this authorization for purchases under either our publicly announced open-market share purchase program or our other share purchase programs.
     As of November 30, 2007, our aggregate available authorization was $4,104 million for our open-market share purchase program and our other share purchase programs.
     For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2008, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Obligations and Commitments
     We adopted the provisions of FIN 48 on September 1, 2007. See “—Recently Adopted Accounting Pronouncements.” As of November 30, 2007, we had approximately $1,100 million of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.
     From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. To date, we have not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, see Note 8 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Recently Adopted Accounting Pronouncements
     On September 1, 2007, we adopted the provisions of FIN 48, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions.
     The adoption of FIN 48 had the following approximate impact on our Consolidated Financial Statements: increased Non-current deferred income tax assets by $229 million; decreased Current income taxes payable by $757 million; increased Non-current income taxes payable by $972 million; decreased Additional paid-in capital by $2 million; and increased Retained earnings by $16 million.
     As of September 1, 2007, we had gross unrecognized tax benefits of $1,032 million, of which $644 million, if recognized, would affect our effective tax rate. Our policy, which has not changed as a result of adopting FIN 48, is to include interest and penalties related to unrecognized tax benefits in the Provision for income taxes. As of September 1, 2007, we had accrued interest and penalties related to uncertain tax positions of $151 million ($107 million net of tax benefits) on our Consolidated Balance Sheet.
     We are currently under audit by the Internal Revenue Service for the tax years 2003 to 2005. We do not expect the audit of these years to be effectively settled within the next 12 months. We are also currently under audit in many jurisdictions outside the United States; none of these audits is individually material to our financial position, results of operations or cash flows. We believe that it is reasonably possible that approximately $134 million of our unrecognized tax benefits, each of which are individually insignificant, may be resolved in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments.
New Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R” or the “Statement”), which is a revision of FASB SFAS 141, “Business Combinations”. This Statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to comply with the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009. We are currently evaluating the impact of SFAS 141R on our Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the three months ended November 30, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2007, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
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

Changes in Internal Control Over Financial Reporting
     There has been no change in Accenture Ltd’s internal control over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, Accenture Ltd’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in a number of judicial and arbitration proceedings concerning matters arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial position.
     As previously reported, in September 2007, the State of Connecticut filed an action in State Superior Court in Hartford against Accenture arising out of an alleged data security breach. The action arises in connection with work we undertook for the State of Connecticut’s Office of the Comptroller (the “Core-CT Project”), during which Accenture properly came into the possession of confidential information, including personally identifiable information, concerning Connecticut citizens. The complaint alleges that some of the information was subsequently placed on a server maintained by the State of Ohio by Accenture employees who were transferred from the Core-CT Project to a similar project for the State of Ohio, and that a back-up tape from the Ohio server containing some of the information was stolen in June 2007 from an Ohio state employee. The State of Connecticut claims that Accenture breached its contract with the Connecticut Comptroller’s office and also asserts negligence and the unauthorized taking of information by Accenture. The complaint seeks injunctive relief and damages, including restitution of some unspecified portion of the amount paid to Accenture pursuant to the Core-CT Project contract. During the investigation of this matter, it was discovered that confidential information belonging to several other Accenture clients appeared on the Ohio server, and Accenture has notified the affected clients. Although these events represent a breach of Accenture’s internal policies on data security, we have no evidence that any individual has been harmed as a result. Accenture is committed to maintaining the security of its clients’ data and is conducting an internal investigation to ensure the integrity of all confidential data, including personally identifiable information, in its possession. Accenture is taking proactive remedial measures to reinforce adherence to its data protection policies. In addition to the Connecticut suit, it is possible that other affected parties could bring similar lawsuits or proceedings. We do not believe these matters would have a material impact on our results of operations or financial condition.
     As previously reported, on April 12, 2007, the U.S. Department of Justice (the “DOJ”) intervened in a civil “qui tam” action previously filed under seal by two private individuals in the U.S. District Court for the Eastern District of Arkansas against Accenture and several of its indirect subsidiaries. The complaint alleges that, in connection with work we undertook for the U.S. federal government, we received payments, resale revenue, or other benefits as a result of alliance agreements we maintain with technology vendors and others in violation of our contracts with the U.S. government and/or applicable law or regulations. Similar suits were brought against other companies in our industry. The total amount of the payments, resale revenue and other benefits alleged in the complaint is $32 million. The suit alleges that these amounts were not disclosed to the government in violation of the Federal False Claims Act and the Anti-Kickback Act, among other statutes. The DOJ complaint seeks various remedies including treble damages, statutory penalties and disgorgement of profits. The suit could lead to other related proceedings by various agencies of the U.S. government, including potential suspension or debarment proceedings. We intend to defend this matter vigorously and do not believe this matter will have a material impact on our results of operations or financial condition.
     As previously reported, in July 2003, we became aware of an incident of possible noncompliance with the Foreign Corrupt Practices Act and/or with Accenture’s internal controls in connection with certain of our operations in the Middle East. In 2003, we voluntarily reported the incident to the appropriate authorities in the United States promptly after its discovery. Shortly thereafter, the SEC advised us it would be undertaking an informal investigation of this incident, and the DOJ indicated it would also conduct a review. Since that time, there have been no further developments. We do not believe that this incident will have any material impact on our results of operations or financial condition.
     We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 1A. RISK FACTORS
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2007. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares
     The following table provides information relating to our purchases of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the first quarter of fiscal 2008.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total		Purchased as Part of	Yet Be Purchased Under
	Number of Shares	Average Price	Publicly Announced	Publicly Announced Plans
Period	Purchased	Paid per Share	Plans or Programs (1)	or Programs (2)
				(in millions)
September 1, 2007 — September 30, 2007
Class A common shares	1,335,763	$41.35	—	$900
Class X common shares	—	$0.0000225	—	—
October 1, 2007 — October 31, 2007
Class A common shares	139,972	$40.54	—	$3,900
Class X common shares	4,606,957	$0.0000225	—	—
November 1, 2007 — November 30, 2007
Class A common shares	6,997,169	$35.79	6,687,208	$3,661
Class X common shares	1,736,830	$0.0000225	—	—
Total
Class A common shares (1)(3)	8,472,904	$36.75	6,687,208
Class X common shares (4)	6,343,787	$0.0000225	—

(1)	Since August 2001, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the first quarter of fiscal 2008, we repurchased 6,687,208 Accenture Ltd Class A common shares under this program for an aggregate purchase price of $238 million. The open-market purchase program does not have an expiration date.

(2)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $11.1 billion for share repurchases. This includes $3.0 billion authorized on October 25, 2007, which management has the discretion to use for purchases under either our publicly announced open-market share purchase program or our other share purchase programs. This authorization is included in the column above. As of November 30, 2007, our aggregate available authorization was $4,104 million for our open-market share purchase program and our other share purchase programs.

(3)	During the first quarter of fiscal 2008, Accenture purchased 1,785,696 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted primarily of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under our various employee equity share plans.

(4)	During the first quarter of fiscal 2008, we redeemed 6,343,787 Accenture Ltd Class X common shares pursuant to our Bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.
Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares
     The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the first quarter of fiscal 2008. Management believes that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing diluted earnings per share.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
			Purchased as Part of	Yet Be Purchased Under
	Total		Purchased as Part of	Yet Be Purchased Under
	Number of Shares	Average Price	Publicly Announced	Publicly Announced Plans
Period	Purchased (1)	Paid per Share	Plans or Programs	or Programs (2)
Accenture SCA
September 1, 2007 — September 30, 2007
Class I common shares	—	—	—	—
October 1, 2007 — October 31, 2007
Class I common shares	5,726,385	$40.35	—	—
November 1, 2007 — November 30, 2007
Class I common shares	1,965,096	$36.34	—	—
Total
Class I common shares	7,691,481	$39.33	—	—
Accenture Canada Holdings Inc.
September 1, 2007 — September 30, 2007
Exchangeable shares	—	—	—	—
October 1, 2007 — October 31, 2007
Exchangeable shares	82,325	$40.60	—	—
November 1, 2007 — November 30, 2007
Exchangeable shares	54,036	$36.80	—	—
Total
Exchangeable shares	136,361	$39.09	—	—

(1)	During the first quarter of fiscal 2008, Accenture redeemed and purchased a total of 7,691,481 Accenture SCA Class I common shares and 136,361 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees.

(2)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $11.1 billion for share repurchases. This includes $3.0 billion authorized on October 25, 2007, which management has the discretion to use for purchases under either our publicly announced open-market share purchase program or our other share purchase programs. As of November 30, 2007, our aggregate available authorization was $4,104 million for our open-market share purchase program and our other share purchase programs.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     (a) None.
     (b) None.

ITEM 6. EXHIBITS
     Exhibit Index:

Exhibit
Number	Exhibit
3.1	Form of Bye-laws of the Registrant, effective as of February 2, 2005 (incorporated by reference to Exhibit 3.1 to the February 28, 2005 10-Q)

3.2	Form of Articles of Association of Accenture SCA, updated as of December 14, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 21, 2007

ACCENTURE LTD
By:	/s/ Pamela J. Craig
	Name:	Pamela J. Craig
	Title:	Chief Financial Officer