Form 10-Q
period 2008-05-31
ACCENTURE LTD
filed 2008-06-27
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of June 20, 2008 was 601,201,420 (which number does not include 48,134,753 issued shares held by subsidiaries of the registrant). The number of shares of the registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of June 20, 2008 was 136,348,538.

ACCENTURE LTD

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE LTD
CONSOLIDATED BALANCE SHEETS
May 31, 2008 and August 31, 2007
(In thousands of U.S. dollars, except share and per share amounts)

	May 31,	August 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,326,423	$3,314,396
Short-term investments	28,225	231,278
Receivables from clients, net	2,838,388	2,409,299
Unbilled services, net	1,619,980	1,290,035
Deferred income taxes, net	385,712	318,172
Other current assets	414,822	407,998

Total current assets	8,613,550	7,971,178

NON-CURRENT ASSETS:
Unbilled services, net	52,544	63,995
Investments	25,085	81,935
Property and equipment, net of accumulated depreciation of $1,731,688 and $1,556,146, respectively	819,054	808,069
Goodwill	816,650	643,728
Deferred income taxes, net	585,009	389,858
Other non-current assets	1,005,513	788,399

Total non-current assets	3,303,855	2,775,984

TOTAL ASSETS	$11,917,405	$10,747,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$4,232	$23,795
Accounts payable	1,008,382	985,071
Deferred revenues	1,851,931	1,785,286
Accrued payroll and related benefits	2,550,400	2,274,098
Income taxes payable	215,016	942,310
Deferred income taxes, net	51,458	39,078
Other accrued liabilities	864,664	912,978

Total current liabilities	6,546,083	6,962,616

NON-CURRENT LIABILITIES:
Long-term debt	2,490	2,565
Retirement obligation	530,069	494,416
Deferred income taxes, net	38,600	31,758
Income taxes payable	1,044,831	32,330
Other non-current liabilities	567,190	419,959

Total non-current liabilities	2,183,180	981,028

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	723,828	740,186
SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, zero shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 649,048,649 and 635,108,578 shares issued as of May 31, 2008 and August 31, 2007, respectively	15	14
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 136,348,538 and 162,629,929 shares issued and outstanding as of May 31, 2008 and August 31, 2007, respectively	3	4
Restricted share units	786,407	649,475
Additional paid-in capital	—	—
Treasury shares, at cost, 48,267,271 and 39,187,569 shares as of May 31, 2008 and August 31, 2007, respectively	(1,451,035)	(1,033,025)
Retained earnings	2,982,973	2,362,703
Accumulated other comprehensive income	145,951	84,161

Total shareholders’ equity	2,464,314	2,063,332

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,917,405	$10,747,162

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2008 and 2007
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
REVENUES:
Revenues before reimbursements	$6,102,059	$5,081,804	$17,387,286	$14,585,730
Reimbursements	491,142	461,880	1,365,495	1,293,666

Revenues	6,593,201	5,543,684	18,752,781	15,879,396
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,179,378	3,471,962	12,106,478	10,138,578
Reimbursable expenses	491,142	461,880	1,365,495	1,293,666

Cost of services	4,670,520	3,933,842	13,471,973	11,432,244
Sales and marketing	605,582	499,529	1,665,283	1,370,752
General and administrative costs	450,590	421,946	1,370,426	1,206,654
Reorganization costs, net	4,355	6,838	18,489	19,233

Total operating expenses	5,731,047	4,862,155	16,526,171	14,028,883

OPERATING INCOME	862,154	681,529	2,226,610	1,850,513
Gain on investments, net	238	10,146	6,512	13,033
Interest income	23,756	40,641	85,646	111,896
Interest expense	(4,450)	(6,841)	(17,532)	(18,825)
Other expense, net	(3,877)	(16,090)	(348)	(21,989)

INCOME BEFORE INCOME TAXES	877,821	709,385	2,300,888	1,934,628
Provision for income taxes	270,250	235,968	653,963	642,818

INCOME BEFORE MINORITY INTEREST	607,571	473,417	1,646,925	1,291,810
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.	(133,930)	(121,925)	(377,593)	(349,049)
Minority interest — other	(4,552)	(6,092)	(12,401)	(16,407)

NET INCOME	$469,089	$345,400	$1,256,931	$926,354

Weighted average Class A common shares:
Basic	606,513,399	607,421,151	608,888,487	603,403,840
Diluted	816,421,753	859,715,775	827,191,207	867,333,374
Earnings per Class A common share:
Basic	$0.77	$0.57	$2.06	$1.54
Diluted	$0.74	$0.54	$1.98	$1.47
Cash dividends per share	$—	$—	$0.42	$0.35
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Nine Months Ended May 31, 2008
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

		Class A		Class X
		Common		Common							Accumulated Other
	Preferred	Shares		Shares		Restricted	Additional	Treasury Shares		Retained	Comprehensive
	Shares	$	No. Shares	$	No. Shares	Share Units	Paid-in Capital	$	No. Shares	Earnings	Income	Total
Balance as of August 31, 2007	$—	$14	635,109	$4	162,630	$649,475	$—	$(1,033,025)	(39,188)	$2,362,703	$84,161	$2,063,332
Adoption of FASB Interpretation No. 48							(1,756)			19,245		17,489
Comprehensive income:
Net income										1,256,931		1,256,931
Other comprehensive income:
Unrealized gains on marketable securities, net of tax and reclassification adjustments											8,145	8,145
Foreign currency translation adjustments											53,724	53,724
Amortization of losses related to pension and other postretirement benefits, net of tax											(79)	(79)

Other comprehensive income											61,790

Comprehensive income												1,318,721
Income tax benefit on share-based compensation plans							26,511					26,511
Purchases of Class A common shares			(1,196)				(44,689)	(595,447)	(17,171)	(2,706)		(642,842)
Share-based compensation expense						250,470	31,066					281,536
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares				(1)	(26,281)		(711,157)			(298,390)		(1,009,548)
Issuances of Class A common shares:
Employee share programs		1	11,072			(133,510)	319,058	177,437	8,092			362,986
Upon redemption of Accenture SCA Class I common shares			4,064
Dividends						19,972				(353,657)		(333,685)
Minority interest							380,967					380,967
Other										(1,153)		(1,153)

Balance as of May 31, 2008	$—	$15	649,049	$3	136,349	$786,407	$—	$(1,451,035)	(48,267)	$2,982,973	$145,951	$2,464,314

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2008 and 2007
(In thousands of U.S. dollars)
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,256,931	$926,354
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	354,464	328,928
Reorganization costs, net	18,489	19,233
Share-based compensation expense	282,111	228,858
Deferred income taxes, net	(21,641)	(91,873)
Minority interest	389,994	365,456
Other, net	(13,086)	(7,931)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(235,165)	(386,732)
Other current assets	22,016	55,122
Unbilled services, current and non-current	(233,789)	(84,674)
Other non-current assets	(219,366)	(215,914)
Accounts payable	3,864	(28,499)
Deferred revenues	2,868	195,765
Accrued payroll and related benefits	124,405	371,879
Other accrued liabilities	(153,684)	(157,595)
Income taxes payable, current and non-current	23,383	240,389
Other non-current liabilities	170,774	94,758

Net cash provided by operating activities	1,772,568	1,853,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	287,294	668,865
Purchases of available-for-sale investments	(19,292)	(538,744)
Proceeds from sales of property and equipment	10,152	12,577
Purchases of property and equipment	(233,634)	(225,051)
Purchases of businesses and investments, net of cash acquired	(244,468)	(33,616)
Proceeds from sale of business, net of cash transferred	1,798	—

Net cash used in investing activities	(198,150)	(115,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	362,986	429,750
Purchases of common shares	(1,652,390)	(1,906,929)
Proceeds from long-term debt	4,474	2,367
Repayments of long-term debt	(25,608)	(25,134)
Proceeds from short-term borrowings	81,073	26,129
Repayments of short-term borrowings	(79,840)	(26,931)
Cash dividends paid	(333,685)	(293,059)
Excess tax benefits from share-based payment arrangements	43,332	31,903
Other, net	(37,504)	(17,353)

Net cash used in financing activities	(1,637,162)	(1,779,257)
Effect of exchange rate changes on cash and cash equivalents	74,771	68,348

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,027	26,646
CASH AND CASH EQUIVALENTS, beginning of period	3,314,396	3,066,988

CASH AND CASH EQUIVALENTS, end of period	$3,326,423	$3,093,634

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim Consolidated Financial Statements of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 23, 2007. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2008. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
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

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
2. EARNINGS PER SHARE
     Basic and diluted earnings per share are calculated as follows:
     Basic earnings per share

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Net income available for Class A common shareholders	$469,089	$345,400	$1,256,931	$926,354
Basic weighted average Class A common shares	606,513,399	607,421,151	608,888,487	603,403,840

Basic earnings per share	$0.77	$0.57	$2.06	$1.54

     Diluted earnings per share

Net income available for Class A common shareholders	$469,089	$345,400	$1,256,931	$926,354
Minority interest in Accenture SCA and Accenture Canada Holdings Inc. (1)	133,930	121,925	377,593	349,049

Net income per share calculation	$603,019	$467,325	$1,634,524	$1,275,403

Basic weighted average Class A common shares	606,513,399	607,421,151	608,888,487	603,403,840

Class A common shares issuable upon redemption/exchange of minority interest (1)	173,199,431	214,377,862	183,555,248	228,280,494
Diluted effect of employee compensation related to Class A common shares	36,687,643	37,887,840	34,727,179	35,641,913
Diluted effect of employee share purchase plan related to Class A common shares	21,280	28,922	20,293	7,127

Weighted average Class A common shares	816,421,753	859,715,775	827,191,207	867,333,374

Diluted earnings per share	$0.74	$0.54	$1.98	$1.47

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture Ltd Class A common shares, on a one-for-one basis. The income effect does not take into account “Minority interest — other,” since those shares are not redeemable or exchangeable for Accenture Ltd Class A common shares.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
3. INCOME TAXES
     Effective Tax Rate
     The Company’s effective tax rates for the three months ended May 31, 2008 and 2007 were 30.8% and 33.3%, respectively. The Company’s effective tax rates for the nine months ended May 31, 2008 and 2007 were 28.4% and 33.2%, respectively. The effective tax rate for the three months ended May 31, 2008 is lower than the effective tax rate for the three months ended May 31, 2007, primarily as a result of changes in the geographic distribution of income. The effective tax rate for the nine months ended May 31, 2008 is lower than the effective tax rate for the nine months ended May 31, 2007, primarily as a result of benefits related to: final determinations and other adjustments to prior year tax liabilities, which reduced the rate by 3.1%; non-U.S. research and development tax credits, which reduced the rate by 1.8%; and changes in the geographic distribution of income. These benefits were offset by expenses related to tax rate changes enacted during the nine months ended May 31, 2008, which reduced the value of the Company’s deferred tax assets. The nine months ended May 31, 2007 included a reduction in the effective tax rate of 1.1%, recorded as a result of a nonrecurring benefit related to a reduction in the valuation allowance on the Company’s deferred tax assets.
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
     The Company is currently under audit by the Internal Revenue Service for the tax years 2003 to 2005. The Company does not expect the audit of these years to be effectively settled within the next 12 months. The Company is also currently under audit in many jurisdictions outside the United States; none of the uncertain tax positions related to these jurisdictions is individually material to the Company’s results of operations or financial condition. The Company believes that it is reasonably possible that approximately $137,100 of its unrecognized tax benefits, each of which are individually insignificant, may be resolved in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments.

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
     The Company’s reorganization activity was as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Reorganization liability, beginning of period	$309,704	$374,182	$401,228	$350,864
Final determinations (1)	(1,093)	(20,469)	(83,204)	(42,305)
Changes in estimates	1,093	20,469	83,204	42,305

Benefit recorded	—	—	—	—
Interest expense accrued	4,355	6,838	18,489	19,233
Payments	—	—	(143,184)	—
Foreign currency translation	6,130	8,879	43,656	19,802

Reorganization liability, end of period	$320,189	$389,899	$320,189	$389,899

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.
     As of May 31, 2008, reorganization liabilities of $310,226 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $9,963 were included in Other non-current liabilities. Timing of the resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments could exceed the reorganization liability currently recorded.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
5. ACCUMULATED OTHER COMPREHENSIVE INCOME
     The components of Accumulated other comprehensive income were as follows:

	May 31,	August 31,
	2008	2007
Unrealized gains (losses) on marketable securities, net of tax of $4,766 and $0, respectively	$6,831	$(1,314)
Foreign currency translation adjustments	147,585	93,861
Pension and postretirement plans, net of tax of $8,111 and $8,137, respectively	(8,465)	(8,386)

Accumulated other comprehensive income	$145,951	$84,161

     Comprehensive income was as follows:

	May 31,
	2008	2007
Three months ended	$475,054	$398,557
Nine months ended	$1,318,721	$995,462
6. BUSINESS COMBINATIONS AND GOODWILL
     The changes in the carrying amount of goodwill by reportable operating segment are as follows:

			Foreign
			Currency
	August 31,	Additions/	Translation	May 31,
	2007	Adjustments (1)	Adjustments	2008
Communications & High Tech	$115,197	$42,943	$3,660	$161,800
Financial Services	128,343	16,948	1,030	146,321
Products	287,576	36,753	4,131	328,460
Public Service	71,211	58,990	458	130,659
Resources	41,401	8,379	(370)	49,410

Total	$643,728	$164,013	$8,909	$816,650

(1)	Additions/Adjustments primarily represent acquisitions made during the nine months ended May 31, 2008, including $161,908 related to ten individually insignificant acquisitions, for total consideration of $252,333.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
7. RETIREMENT PLANS
     In the United States and certain other countries, the Company maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned employees. The components of net periodic pension and postretirement benefits expense were as follows:

	Pension Benefits
	Three Months Ended May 31,
	2008		2007
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$8,327	$11,244	$12,706	$13,629
Interest cost	14,989	8,276	13,510	7,138
Expected return on plan assets	(17,638)	(9,017)	(14,946)	(6,637)
Amortization of loss (gain)	479	(390)	325	354
Amortization of prior service cost	68	423	182	151
Curtailment gain	—	(496)	—	—
Special termination benefits charge	—	657	—	—

Total	$6,225	$10,697	$11,777	$14,635

	Pension Benefits
	Nine Months Ended May 31,
	2008		2007
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$24,977	$35,576	$38,118	$40,465
Interest cost	44,965	24,866	40,530	21,135
Expected return on plan assets	(52,914)	(26,959)	(44,838)	(19,718)
Amortization of transitional obligation	—	—	—	(20)
Amortization of loss (gain)	1,439	(1,111)	975	1,048
Amortization of prior service cost	208	653	546	461
Curtailment gain	(13,898)	(496)	—	—
Special termination benefits charge	—	657	—	—

Total	$4,777	$33,186	$35,331	$43,371

	Postretirement Benefits
	Three Months Ended May 31,
	2008		2007
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,744	$358	$1,666	$295
Interest cost	1,653	458	1,520	371
Expected return on plan assets	(409)	—	(375)	—
Amortization of transitional obligation	20	—	20	—
Amortization of loss	—	18	—	16
Amortization of prior service credit	(199)	(212)	(200)	(185)

Total	$2,809	$622	$2,631	$497

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Postretirement Benefits
	Nine Months Ended May 31,
	2008		2007
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$5,232	$1,083	$5,000	$918
Interest cost	4,959	1,381	4,560	1,154
Expected return on plan assets	(1,227)	—	(1,125)	—
Amortization of transitional obligation	60	—	60	—
Amortization of loss	—	57	—	49
Amortization of prior service credit	(601)	(633)	(600)	(574)

Total	$8,423	$1,888	$7,895	$1,547

8. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
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
     The Company’s share purchase and redemption activity during the nine months ended May 31, 2008 was as follows:

				Accenture SCA Class I
				Common Shares and
	Accenture Ltd Class A			Accenture Canada Holdings
	Common Shares			Inc. Exchangeable Shares		Total
	Shares	Amount		Shares	Amount	Shares	Amount
Open-market share purchases	10,250,028	$358,052		—	$—	10,250,028	$358,052
Other share purchase programs	5,898,398	196,357	(1)	27,253,384	1,009,548	33,151,782	1,205,905
Other purchases (2)	2,218,629	88,433		—	—	2,218,629	88,433

Total	18,367,055	$642,842		27,253,384	$1,009,548	45,620,439	$1,652,390

(1)	On February 1, 2008, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 5,898,398 Accenture Ltd Class A common shares at a per share price of $33.29, resulting in a cash outlay of approximately $196,357. Shares from this transaction were purchased from certain former senior executives residing outside the United States.

(2)	During the nine months ended May 31, 2008, as authorized under the Company’s various employee equity share plans, the Company acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans. Other purchases also includes any outstanding shares forfeited by employees during the period.
     On October 25, 2007, the Board of Directors of Accenture Ltd authorized an additional $3,000,000 for share purchases. Management has discretion to use this authorization for purchases under either the Company’s publicly announced open-market share purchase program or its other share purchase programs.
     As of May 31, 2008, the Company’s aggregate available authorization was $3,086,349 for its open-market share purchase program and its other share purchase programs.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
Other Share Redemptions
     During the nine months ended May 31, 2008, the Company issued 4,064,011 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to its registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007. The registration statement allows the Company, at its option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by the Company’s senior executives, former executives and their permitted transferees.
Waiver of Certain Transfer Restrictions
     On March 26, 2008, Accenture SCA enacted a graduated waiver of certain transfer restrictions applicable to former senior executives who hold Accenture SCA Class I common shares received at the time of the initial public offering of Accenture Ltd Class A common shares in July 2001 (“covered shares”). As a result, covered shares that would otherwise not have become available for transfer until either July 24, 2008 or July 24, 2009 became transferable by the holders on an accelerated basis beginning in April 2008.
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
9. COMMITMENTS AND CONTINGENCIES
Commitments and Guarantees
     The Company has the right to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. The Company may also be required to purchase substantially all of the remaining outstanding shares of Avanade at fair value if certain events occur.
     The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2008, management was not aware of any obligations arising under such indemnification contracts that would require material payments.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. As of May 31, 2008, the Company estimates that it had assumed an aggregate potential liability of approximately $1,208,000 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $31,000 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any significant payments under any of the contracts described in this paragraph.
Legal Contingencies
     As of May 31, 2008, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
10. SEGMENT REPORTING
     The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Products, Public Service (known as “Government” prior to September 1, 2007) and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended May 31,
	2008		2007
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income	Reimbursements	Income
Communications & High Tech	$1,387,790	$161,332	$1,200,761	$168,021
Financial Services	1,302,942	189,690	1,107,506	106,144
Products	1,611,009	253,070	1,279,838	192,813
Public Service	756,348	98,536	638,058	74,408
Resources	1,037,785	159,526	849,673	140,143
Other	6,185	—	5,968	—

Total	$6,102,059	$862,154	$5,081,804	$681,529

	Nine Months Ended May 31,
	2008		2007
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income	Reimbursements	Income
Communications & High Tech	$4,038,933	$474,290	$3,383,315	$416,022
Financial Services	3,756,135	512,006	3,225,420	343,845
Products	4,522,867	634,001	3,639,600	540,223
Public Service	2,139,830	189,357	1,920,950	195,399
Resources	2,912,342	416,956	2,400,083	355,024
Other	17,179	—	16,362	—

Total	$17,387,286	$2,226,610	$14,585,730	$1,850,513

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
     Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. Although we are continuing to see strong demand for our services, we continue to expect that revenue growth rates across our segments and between consulting and outsourcing services may vary from quarter to quarter as economic conditions vary in different industries and geographic markets.
     Revenues before reimbursements (“net revenues”) for the three and nine months ended May 31, 2008 were $6.10 billion and $17.39 billion, respectively, compared with $5.08 billion and $14.59 billion, respectively, for the three and nine months ended May 31, 2007, increases of 20% and 19%, respectively, in U.S. dollars and 12% for both periods in local currency.
     Consulting net revenues for the three and nine months ended May 31, 2008 were $3.70 billion and $10.51 billion, respectively, compared with $3.08 billion and $8.82 billion, respectively, for the three and nine months ended May 31, 2007, increases of 20% and 19%, respectively, in U.S. dollars and 12% and 11%, respectively, in local currency.
     Outsourcing net revenues for the three and nine months ended May 31, 2008 were $2.40 billion and $6.88 billion, respectively, compared with $2.00 billion and $5.77 billion, respectively, for the three and nine months ended May 31, 2007, increases of 20% and 19%, respectively, in U.S. dollars and 12% for both periods in local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.
     As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2007 and the first three quarters of fiscal 2008, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income compared to the same periods in the prior year. If this trend continues in the remainder of fiscal 2008, our U.S. dollar revenue growth will be higher than our growth in local currency. In the future, if the U.S. dollar strengthens against other currencies, our U.S. dollar revenue growth will be lower than our growth in local currency.
     The primary categories of operating expenses are cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable work. Utilization for the three months ended May 31, 2008 was approximately 85%, up from the second quarter of fiscal 2008 and in the range we expect. Utilization for the three months ended May 31, 2007 was approximately 85%. Sales and marketing expense is driven primarily by compensation costs for business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods. Operating expenses also include reorganization costs and benefits, which may vary substantially from year to year.

     Gross margin (net revenues less cost of services before reimbursements as a percentage of net revenues) for the three and nine months ended May 31, 2008 was 31.5% and 30.4%, respectively, compared with 31.7% and 30.5%, respectively, for the three and nine months ended May 31, 2007.
     One of our cost-management strategies is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
     Annualized attrition, excluding involuntary terminations, in the third quarter of fiscal 2008 was 16%, compared to 18% in the third quarter of fiscal 2007. We monitor our current and projected future demands and recruit new employees as needed to balance our mix of skills and resources to meet that demand, to replace departing employees, and to expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. From time to time, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. We also use managed attrition as a means to keep our supply of skills and resources in balance with client demand. In addition, compensation increases, which for the majority of our personnel were effective September 1, 2007, were higher than in prior fiscal years. As in prior fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these increases. Our margins and ability to grow our business could be adversely affected if we do not continue to manage headcount and attrition, recover increases in compensation and/or effectively assimilate and utilize large numbers of new employees.
     Sales and marketing and general and administrative costs as a percentage of net revenues were 17.3% and 17.5% for the three and nine months ended May 31, 2008, respectively, compared with 18.1% and 17.7% for the three and nine months ended May 31, 2007, respectively. The decrease as a percentage of net revenues was primarily due to strong revenue growth and our management of general and administrative costs at a lower growth rate than our net revenues growth rate.
     Operating income as a percentage of net revenues increased to 14.1% for the three months ended May 31, 2008, from 13.4% for the three months ended May 31, 2007. Operating income as a percentage of net revenues increased to 12.8% for the nine months ended May 31, 2008, from 12.7% for the nine months ended May 31, 2007.
Bookings and Backlog
     New contract bookings for the three months ended May 31, 2008 were $6.77 billion, with consulting bookings of $3.98 billion and outsourcing bookings of $2.79 billion. New contract bookings for the nine months ended May 31, 2008 were $19.12 billion, with consulting bookings of $11.14 billion and outsourcing bookings of $7.98 billion.
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

Results of Operations for the Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007
     Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

				Percent	Percent of Net Revenues for the
	Three Months Ended		Percent	Increase	Three Months Ended
	May 31,		Increase	Local	May 31,
	2008	2007	U.S. $	Currency	2008	2007
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,388	$1,201	16%	7%	23%	24%
Financial Services	1,303	1,107	18	8	21	22
Products	1,611	1,280	26	19	27	25
Public Service	756	638	19	13	12	12
Resources	1,038	850	22	13	17	17
Other	6	6	n/m	n/m	—	—

TOTAL Net Revenues	6,102	5,082	20%	12%	100%	100%

Reimbursements	491	462	6

TOTAL REVENUES	$6,593	$5,544	19%

GEOGRAPHIC REGIONS
Americas	$2,527	$2,157	17%	14%	41%	42%
EMEA (1)	3,032	2,468	23	11	50	49
Asia Pacific	543	457	19	6	9	9

TOTAL Net Revenues	$6,102	$5,082	20%	12%	100%	100%

TYPE OF WORK
Consulting	$3,701	$3,076	20%	12%	61%	61%
Outsourcing	2,401	2,006	20	12	39	39

TOTAL Net Revenues	$6,102	$5,082	20%	12%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.
     Revenues
     Our Communications & High Tech operating group achieved net revenues of $1,388 million for the three months ended May 31, 2008, compared with $1,201 million for the three months ended May 31, 2007, an increase of 16% in U.S. dollars and 7% in local currency, with both consulting and outsourcing contributing to the growth. The increase was driven by growth in the EMEA region across all industry groups and in our Communications industry group in the Americas region, slightly offset by a decline in consulting revenues in the Asia Pacific region in our Communications industry group.
     Our Financial Services operating group achieved net revenues of $1,303 million for the three months ended May 31, 2008, compared with $1,107 million for the three months ended May 31, 2007, an increase of 18% in U.S. dollars and 8% in local currency. The increase was primarily due to outsourcing growth, particularly in our Banking and Insurance industry groups across all geographic regions, and consulting growth in our Banking and Insurance industry groups in the Americas region.
     Our Products operating group achieved net revenues of $1,611 million for the three months ended May 31, 2008, compared with $1,280 million for the three months ended May 31, 2007, an increase of 26% in U.S. dollars and 19% in local currency, with consulting and outsourcing growth across all geographic regions. The increase was driven by strong growth in the Americas region, led by our Health & Life Sciences and Retail industry groups, and in the EMEA region, led by our Consumer Goods & Services, Retail and Automotive industry groups.

     Our Public Service operating group achieved net revenues of $756 million for the three months ended May 31, 2008, compared with $638 million for the three months ended May 31, 2007, an increase of 19% in U.S. dollars and 13% in local currency. The increase was primarily due to consulting growth across all geographic regions, led by strong growth in the EMEA region.
     Our Resources operating group achieved net revenues of $1,038 million for the three months ended May 31, 2008, compared with $850 million for the three months ended May 31, 2007, an increase of 22% in U.S. dollars and 13% in local currency, primarily driven by strong consulting growth in the EMEA and Americas regions, led by our Utilities and Natural Resources industry groups, and by strong outsourcing growth in the Americas region, led by our Utilities industry group.
     In the Americas region, we achieved net revenues of $2,527 million for the three months ended May 31, 2008, compared with $2,157 million for the three months ended May 31, 2007, an increase of 17% in U.S. dollars and 14% in local currency. Growth was principally driven by our business in the United States, Brazil and Canada.
     In the EMEA region, we achieved net revenues of $3,032 million for the three months ended May 31, 2008, compared with $2,468 million for the three months ended May 31, 2007, an increase of 23% in U.S. dollars and 11% in local currency. Growth was principally driven by our business in Italy, France and Spain.
     In the Asia Pacific region, we achieved net revenues of $543 million for the three months ended May 31, 2008, compared with $457 million for the three months ended May 31, 2007, an increase of 19% in U.S. dollars and 6% in local currency. Growth was principally driven by our business in Japan, China and Singapore, partially offset by a decline in Australia.
     Operating Expenses
     Operating expenses for the three months ended May 31, 2008 were $5,731 million, an increase of $869 million, or 18%, over the three months ended May 31, 2007, and decreased as a percentage of revenues to 86.9% from 87.7% during this period. Operating expenses before reimbursable expenses for the three months ended May 31, 2008 were $5,240 million, an increase of $840 million, or 19%, over the three months ended May 31, 2007, and decreased as a percentage of net revenues to 85.9% from 86.6% during this period.
     Cost of Services
     Cost of services for the three months ended May 31, 2008 was $4,671 million, an increase of $737 million, or 19%, over the three months ended May 31, 2007, and decreased as a percentage of revenues to 70.8% from 71.0% during this period. Cost of services before reimbursable expenses for the three months ended May 31, 2008 was $4,179 million, an increase of $707 million, or 20%, over the three months ended May 31, 2007, and increased as a percentage of net revenues to 68.5% from 68.3% over this period. Gross margin for the three months ended May 31, 2008 decreased to 31.5% from 31.7% during this period.
     Sales and Marketing
     Sales and marketing expense for the three months ended May 31, 2008 was $605 million, an increase of $106 million, or 21%, over the three months ended May 31, 2007, and increased as a percentage of net revenues to 9.9% from 9.8% over this period.
     General and Administrative Costs
     General and administrative costs for the three months ended May 31, 2008 were $451 million, an increase of $29 million, or 7%, over the three months ended May 31, 2007, and decreased as a percentage of net revenues to 7.4% from 8.3% during this period. The decrease as a percentage of net revenues was primarily due to strong revenue growth and our management of general and administrative costs at a lower growth rate than our net revenues growth rate.

     Operating Income
     Operating income for the three months ended May 31, 2008 was $862 million, an increase of $180 million, or 27%, over the three months ended May 31, 2007, and increased as percentage of net revenues to 14.1% from 13.4% over this period. Operating income for each of the operating groups was as follows:

	For Three Months Ended May 31,
	2008		2007
	Operating	Percent of OG	Operating	Percent of OG	Increase
	Income	Net Revenues	Income	Net Revenues	(Decrease)
	($ in millions)
Communications & High Tech	$161	12%	$168	14%	$(7)
Financial Services	190	15	106	10	84
Products	253	16	193	15	60
Public Service	99	13	75	12	24
Resources	159	15	140	16	19

Total	$862	14.1%	$682	13.4%	$180

Operating income commentary by operating group is as follows:
•	Communications & High Tech operating income decreased primarily due to delivery inefficiencies on a consulting contract, partially offset by revenue growth.

•	Financial Services operating income increased primarily due to outsourcing revenue growth and improved outsourcing contract margins. In addition, the operating income for the three months ended May 31, 2007 reflects the impact of delivery inefficiencies on several contracts.

•	Products operating income increased due to revenue growth.

•	Public Service operating income increased due to consulting revenue growth and improved outsourcing contract margins, partially offset by higher selling costs associated with business-development opportunities.

•	Resources operating income increased primarily due to revenue growth, partially offset by delivery inefficiencies on a small number of contracts.
     Gain on Investments, net
     Gain on investments, net for the three months ended May 31, 2008 decreased $10 million from the three months ended May 31, 2007. The three months ended May 31, 2007 reflects a gain on the sale of a remaining investment from our portfolio of investments that was written down in fiscal 2002.
     Interest Income
     Interest income for the three months ended May 31, 2008 was $24 million, a decrease of $17 million, or 42%, from the three months ended May 31, 2007. The decrease was primarily due to lower interest rates.

     Other Expense, net
     Other expense, net for the three months ended May 31, 2008 was $4 million, a decrease of $12 million from the three months ended May 31, 2007. The decrease resulted primarily from a decrease in net foreign currency exchange losses.
     Provision for Income Taxes
     The effective tax rates for the three months ended May 31, 2008 and 2007 were 30.8% and 33.3%, respectively. The effective tax rate for the three months ended May 31, 2008 is lower than the effective tax rate for the three months ended May 31, 2007, primarily as a result of changes in the geographic distribution of income.
     Beginning with our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) on September 1, 2007, we recognize the impact of changes in unrecognized prior year tax benefits, including audit settlements, statute expirations, and other updates to estimates of tax liabilities, in the quarter in which they occur. See “—Recently Adopted Accounting Pronouncements.” Prior to our adoption of FIN 48, we reflected such items as adjustments to the expected annual effective tax rate instead of as discrete items in the quarter in which they occurred. As a result, our effective tax rate may vary by quarter, and our effective tax rate in any given quarter may not match our expected 2008 annual effective tax rate.
     Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2008 annual effective tax rate to be in the range of 28% to 30%. This is lower than our fiscal 2007 tax rate as a result of changes in our geographic distribution of income, final determinations and other adjustments to prior year income tax liabilities, and non-U.S. research and development tax credits, which reduced our expected fiscal 2008 annual effective tax rate.
     Minority Interest
     Minority interest for the three months ended May 31, 2008 was $138 million, an increase of $10 million, or 8%, over the three months ended May 31, 2007. The increase was primarily due to an increase in Income before minority interest of $134 million, partially offset by a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average minority ownership interest to 22% for the three months ended May 31, 2008 from 26% for the three months ended May 31, 2007.
     Earnings Per Share
     Diluted earnings per share were $0.74 for the three months ended May 31, 2008, compared with $0.54 for the three months ended May 31, 2007. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Nine Months Ended May 31, 2008 Compared to the Nine Months Ended May 31, 2007
     Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

				Percent	Percent of Net Revenues for the
	Nine Months Ended		Percent	Increase	Nine Months Ended
	May 31,		Increase	Local	May 31,
	2008	2007	U.S. $	Currency	2008	2007
	(in millions)
OPERATING GROUPS
Communications & High Tech	$4,039	$3,383	19%	11%	23%	23%
Financial Services	3,756	3,226	16	8	22	22
Products	4,523	3,640	24	18	26	25
Public Service	2,140	1,921	11	6	12	13
Resources	2,912	2,400	21	13	17	17
Other	17	16	n/m	n/m	—	—

TOTAL Net Revenues	17,387	14,586	19%	12%	100%	100%

Reimbursements	1,366	1,293	6

TOTAL REVENUES	$18,753	$15,879	18%

GEOGRAPHIC REGIONS
Americas	$7,169	$6,290	14%	11%	41%	43%
EMEA	8,706	7,104	23	12	50	49
Asia Pacific	1,512	1,192	27	16	9	8

TOTAL Net Revenues	$17,387	$14,586	19%	12%	100%	100%

TYPE OF WORK
Consulting	$10,511	$8,819	19%	11%	60%	60%
Outsourcing	6,876	5,767	19	12	40	40

TOTAL Net Revenues	$17,387	$14,586	19%	12%	100%	100%

n/m = not meaningful
     Revenues
     Our Communications & High Tech operating group achieved net revenues of $4,039 million for the nine months ended May 31, 2008, compared with $3,383 million for the nine months ended May 31, 2007, an increase of 19% in U.S. dollars and 11% in local currency, with both consulting and outsourcing contributing to the growth. The increase was driven by strong growth in the EMEA region across all industry groups, growth in the Electronics & High Tech industry group in the Asia Pacific region, and growth in our Communications industry group in the Americas region.
     Our Financial Services operating group achieved net revenues of $3,756 million for the nine months ended May 31, 2008, compared with $3,226 million for the nine months ended May 31, 2007, an increase of 16% in U.S. dollars and 8% in local currency. The increase was primarily due to outsourcing growth in our Banking industry group across all geographic regions and in our Insurance and Capital Markets industry groups in the Americas region, and to consulting growth in our Banking and Insurance industry groups in the Americas region.
     Our Products operating group achieved net revenues of $4,523 million for the nine months ended May 31, 2008, compared with $3,640 million for the nine months ended May 31, 2007, an increase of 24% in U.S. dollars and 18% in local currency, with consulting and outsourcing growth across all geographic regions. The increase was driven by strong growth in the Americas region across all industry groups and in the EMEA region, led by our Consumer Goods & Services, Industrial Equipment and Automotive industry groups.

     Our Public Service operating group achieved net revenues of $2,140 million for the nine months ended May 31, 2008, compared with $1,921 million for the nine months ended May 31, 2007, an increase of 11% in U.S. dollars and 6% in local currency. The increase was primarily due to consulting growth across all geographic regions, led by strong growth in the EMEA region, partially offset by an outsourcing decline in the Americas region.
     Our Resources operating group achieved net revenues of $2,912 million for the nine months ended May 31, 2008, compared with $2,400 million for the nine months ended May 31, 2007, an increase of 21% in U.S. dollars and 13% in local currency. Growth was primarily driven by strong consulting growth across all industry groups in the EMEA and Asia Pacific regions and in our Natural Resources and Utilities industry groups in the Americas region, and by strong outsourcing growth in the Americas region, led by our Utilities and Energy industry groups.
     In the Americas region, we achieved net revenues of $7,169 million for the nine months ended May 31, 2008, compared with $6,290 million for the nine months ended May 31, 2007, an increase of 14% in U.S. dollars and 11% in local currency. Growth was principally driven by our business in the United States, Brazil and Canada.
     In the EMEA region, we achieved net revenues of $8,706 million for the nine months ended May 31, 2008, compared with $7,104 million for the nine months ended May 31, 2007, an increase of 23% in U.S. dollars and 12% in local currency. Growth was principally driven by our business in Italy, Spain and France.
     In the Asia Pacific region, we achieved net revenues of $1,512 million for the nine months ended May 31, 2008, compared with $1,192 million for the nine months ended May 31, 2007, an increase of 27% in U.S. dollars and 16% in local currency. Growth was principally driven by our business in Japan, Australia, Singapore and China.
     Operating Expenses
     Operating expenses for the nine months ended May 31, 2008 were $16,526 million, an increase of $2,497 million, or 18%, over the nine months ended May 31, 2007, and decreased as a percentage of revenues to 88.1% from 88.3% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2008 were $15,161 million, an increase of $2,426 million, or 19%, over the nine months ended May 31, 2007, and decreased as a percentage of net revenues to 87.2% from 87.3% during this period.
     Cost of Services
     Cost of services for the nine months ended May 31, 2008 was $13,472 million, an increase of $2,040 million, or 18%, over the nine months ended May 31, 2007, and decreased as a percentage of revenues to 71.8% from 72.0% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2008 was $12,106 million, an increase of $1,967 million, or 19%, over the nine months ended May 31, 2007, and increased as a percentage of net revenues to 69.6% from 69.5% over this period. Gross margin for the nine months ended May 31, 2008 decreased to 30.4% from 30.5% during this period.
     Sales and Marketing
     Sales and marketing expense for the nine months ended May 31, 2008 was $1,665 million, an increase of $294 million, or 21%, over the nine months ended May 31, 2007, and increased as a percentage of net revenues to 9.6% from 9.4% over this period.
     General and Administrative Costs
     General and administrative costs for the nine months ended May 31, 2008 were $1,371 million, an increase of $165 million, or 14%, over the nine months ended May 31, 2007, and decreased as a percentage of net revenues to 7.9% from 8.3% during this period.

     Operating Income
     Operating income for the nine months ended May 31, 2008 was $2,227 million, an increase of $376 million, or 20%, over the nine months ended May 31, 2007, and increased as percentage of net revenues to 12.8% from 12.7% over this period. Operating income for each of the operating groups was as follows:

	For Nine Months Ended May 31,
	2008		2007
	Operating	Percent of OG	Operating	Percent of OG	Increase
	Income	Net Revenues	Income	Net Revenues	(Decrease)
	($ in millions)
Communications & High Tech	$474	12%	$416	12%	$58
Financial Services	512	14	344	11	168
Products	634	14	540	15	94
Public Service	190	9	196	10	(6)
Resources	417	14	355	15	62

Total	$2,227	12.8%	$1,851	12.7%	$376

     Operating income commentary by operating group is as follows:
•	Communications & High Tech operating income increased due to revenue growth, partially offset by delivery inefficiencies on a small number of consulting contracts.

•	Financial Services operating income increased primarily due to outsourcing revenue growth and improved outsourcing contract margins. In addition, the operating income for the nine months ended May 31, 2007 reflects the impact of delivery inefficiencies on several contracts.

•	Products operating income increased due to revenue growth, partially offset by lower outsourcing contract profitability.

•	Public Service operating income decreased slightly, primarily due to higher selling costs associated with business-development opportunities and delivery inefficiencies on a small number of contracts, partially offset by consulting revenue growth. The operating income for the nine months ended May 31, 2007 also reflects asset impairments associated with an outsourcing contract recorded during the first quarter of fiscal 2007.

•	Resources operating income increased primarily due to revenue growth.
     Interest Income
     Interest income for the nine months ended May 31, 2008 was $86 million, a decrease of $26 million, or 23%, from the nine months ended May 31, 2007. The decrease was primarily due to lower interest rates.
     Other Expense, net
     Other expense, net for the nine months ended May 31, 2008 decreased $22 million from the nine months ended May 31, 2007. The decrease in other expense resulted primarily from a decrease in net foreign currency exchange losses.
     Provision for Income Taxes
     The effective tax rates for the nine months ended May 31, 2008 and 2007 were 28.4% and 33.2%, respectively. The effective tax rate for the nine months ended May 31, 2008 is lower than the effective tax rate for the nine months ended May 31, 2007, primarily as a result of benefits related to: final determinations and other adjustments to prior year tax liabilities, which reduced the rate by 3.1%; non-U.S. research and development tax credits, which reduced the rate by 1.8%; and changes in the geographic distribution of income. These benefits were offset by tax rate changes enacted during the nine months ended May 31, 2008, which reduced the value of our deferred tax assets. The nine months ended May 31, 2007 included a reduction in the effective tax rate of 1.1%, recorded as a result of a nonrecurring benefit related to a reduction in the valuation allowance on our deferred tax assets.
     Beginning with our adoption of FIN 48 on September 1, 2007, we recognize the impact of discrete items, such as changes in unrecognized prior year tax benefits, in the quarter in which they occur. See “—Recently Adopted Accounting Pronouncements.” Prior to our adoption of FIN 48, we reflected such items as adjustments to the expected annual effective tax rate instead of as discrete items in the quarter in which they occurred. As a result, our effective tax rate may vary by quarter, and our effective tax rate in any given quarter may not match our expected 2008 annual effective tax rate.
     Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2008 annual effective tax rate to be in the range of 28% to 30%. This is lower than our fiscal 2007 tax rate as a result of changes in our geographic distribution of income, final determinations and other adjustments to prior year income tax liabilities, and non-U.S. research and development tax credits, which reduced our expected fiscal 2008 annual effective tax rate.
     Minority Interest
     Minority interest for the nine months ended May 31, 2008 was $390 million, an increase of $25 million, or 7%, over the nine months ended May 31, 2007. The increase was primarily due to an increase in Income before minority interest of $355 million, partially offset by a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average minority ownership interest to 23% for the nine months ended May 31, 2008 from 27% for the nine months ended May 31, 2007.
     Earnings Per Share
     Diluted earnings per share were $1.98 for the nine months ended May 31, 2008, compared with $1.47 for the nine months ended May 31, 2007. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
     As of May 31, 2008, cash and cash equivalents of $3,326 million combined with $39 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $3,365 million, compared with $3,614 million as of August 31, 2007, a decrease of $249 million.

     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended May 31,
	2008	2007	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$1,773	$1,854	$(81)
Investing activities	(198)	(116)	(82)
Financing activities	(1,637)	(1,779)	142
Effect of exchange rate changes on cash and cash equivalents	74	68	6

Net increase in cash and cash equivalents	$12	$27	$(15)

     Operating Activities. Cash from operations decreased by $81 million, compared with the first nine months of fiscal 2007. Cash provided by higher net income was offset by an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) and other changes in operating assets and liabilities, including a payment of $143 million to settle reorganization liabilities.
     Investing Activities. The $82 million increase in cash used was primarily due to increased spending on business acquisitions, partially offset by a decrease in net purchases of available-for-sale securities during the nine months ended May 31, 2008, compared with the nine months ended May 31, 2007.
     Financing Activities. The $142 million decrease in cash used was primarily due to a decrease in net purchases of common shares, partially offset by an increase in cash dividends paid in fiscal 2008, compared with fiscal 2007. For additional information, see Note 8 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
     Borrowing Facilities
     As of May 31, 2008, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

		Borrowings
		Under
	Facility Amount	Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	2
Local guaranteed and non-guaranteed lines of credit	160	—

Total	$1,710	$2

     Under the borrowing facilities described above, we had an aggregate of $172 million of letters of credit outstanding as of May 31, 2008. In addition, including the amount under the facilities in the table above, we had total outstanding debt of $7 million as of May 31, 2008.

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
     Our share purchase and redemption activity during the nine months ended May 31, 2008 was as follows:

				Accenture SCA Class I
				Common Shares and
	Accenture Ltd Class A			Accenture Canada Holdings
	Common Shares			Inc. Exchangeable Shares		Total
	Shares	Amount (1)		Shares	Amount	Shares	Amount
				(in millions, except share amounts)
Open-market share purchases	10,250,028	$358		—	$—	10,250,028	$358
Other share purchase programs	5,898,398	196	(2)	27,253,384	1,010	33,151,782	1,206
Other purchases (3)	2,218,629	88		—	—	2,218,629	88

Total (1)	18,367,055	$643		27,253,384	$1,010	45,620,439	$1,652

(1)	May not total due to rounding.

(2)	On February 1, 2008, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 5,898,398 Accenture Ltd Class A common shares at a per share price of $33.29, resulting in a cash outlay of approximately $196 million. Shares from this transaction were purchased from certain former senior executives residing outside the United States.

(3)	During the nine months ended May 31, 2008, as authorized under our various employee equity share plans, we acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans. Other purchases also includes any outstanding shares forfeited by employees during the period.
     On October 25, 2007, the Board of Directors of Accenture Ltd authorized an additional $3,000 million for share purchases. Management has discretion to use this authorization for purchases under either our publicly announced open-market share purchase program or our other share purchase programs.
     As of May 31, 2008, our aggregate available authorization was $3,086 million for our open-market share purchase program and our other share purchase programs.
     Other Share Redemptions
     During the nine months ended May 31, 2008, we issued 4,064,011 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007. The registration statement allows us, at our option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by our senior executives, former executives and their permitted transferees.
     For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2008, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
     Waiver of Certain Transfer Restrictions
     On March 26, 2008, Accenture SCA enacted a graduated waiver of certain transfer restrictions applicable to former senior executives who hold Accenture SCA Class I common shares received at the time of the initial public offering of Accenture Ltd Class A common shares in July 2001 (“covered shares”). As a result, covered shares that would otherwise not have become available for transfer until either July 24, 2008 or July 24, 2009 became transferable by the holders on an accelerated basis beginning in April 2008.

     The following table shows the total number of covered shares held by former employees and their permitted transferees that are scheduled to be released from transfer restrictions each quarter. This table reflects the waivers described above together with all other waivers granted to date and further assumes that no covered persons who are active employees as of May 31, 2008 retire or resign through June 1, 2009.

Total number of Accenture Ltd Class A
common shares, Accenture SCA Class I
common shares and Accenture Canada
Holdings Inc. exchangeable shares that are
scheduled to become available for transfer
after giving effect to waiver
(millions of shares)
4th Quarter Fiscal 2008	23.2
1st Quarter Fiscal 2009	0.5
2nd Quarter Fiscal 2009	0.4
3rd Quarter Fiscal 2009	0.3
4th Quarter Fiscal 2009	61.3
     The following table shows the total number of covered shares held by active employees and their permitted transferees that are scheduled to be released from transfer restrictions each quarter. This table reflects all waivers granted to date and further assumes that any covered persons who are active employees as of May 31, 2008 remain actively employed by Accenture through June 1, 2009.

Total number of Accenture Ltd Class A
common shares, Accenture SCA Class I
common shares and Accenture Canada
Holdings Inc. exchangeable shares that are
scheduled to become available for transfer
after giving effect to waiver
(millions of shares)
4th Quarter Fiscal 2008	15.6
1st Quarter Fiscal 2009	5.2
2nd Quarter Fiscal 2009	5.2
3rd Quarter Fiscal 2009	5.2
4th Quarter Fiscal 2009	5.2
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
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2008, we were not aware of any obligations arising under such indemnification agreements that would require material payments.

     From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. To date, we have not been required to make any significant payments under any of the contracts described in this paragraph. For further discussion of these transactions, see Note 9 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
New Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which is a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009. The impact of SFAS 141R on our Consolidated Financial Statements will depend on the size and nature of any acquisitions on or after September 1, 2009.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt the provisions of SFAS 157 beginning September 1, 2008 and FSP 157-2 beginning September 1, 2009. We are currently evaluating the impact of SFAS 157 and FSP 157-2 on our Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     We are exposed to foreign currency risk in the ordinary course of business. We hedge certain material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through selection and ongoing evaluation of the financial institutions utilized as counterparties.
     Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges, U.S. dollar to other currencies, primarily the British pound, Indian rupee, Australian dollar, Japanese yen, Swedish krona, Norwegian krona and Philippine peso, are intended to offset changes in the underlying assets and liabilities due to currency movements. Gains and losses on the hedge positions are recorded in Other Expense, net in the Consolidated Income Statement, along with the gains and losses on the underlying assets and liabilities.
     Additionally, we have hedge positions that are designated cash flow hedges relating to our Global Delivery Network and typically have maturities not exceeding three years. These hedges, U.S. dollar and British pound to the Indian rupee and U.S. dollar to the Philippine peso, are intended to partly offset the impact of currency movements on forecasted costs relating to resources supplied by Accenture’s Global Delivery Network to U.S. and United Kingdom contracts. For designated cash flow hedges, gains (losses) currently recorded in Accumulated Other Comprehensive Income will be reclassified into earnings at the time when the underlying costs are recorded as Cost of Services. As of May 31, 2008, $7.4 million of net unrealized gains is recorded in Accumulated Other Comprehensive Income, net of tax of $4.8 million.
     We use sensitivity analysis to determine the effects that market exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on how the market value of future cash flows would be affected by hypothetical changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. As of May 31, 2008, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our hedge instruments of $96 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our hedge instruments of $96 million. As of August 31, 2007, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our hedge instruments of $9 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our hedge instruments of $9 million.
     During the nine months ended May 31, 2008, there were no material changes in our other market risk exposures. For a discussion of our market risk associated with interest rate risk and equity price risk as of August 31, 2007, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2007.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in Accenture Ltd’s internal control over financial reporting that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, Accenture Ltd’s internal control over financial reporting.
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
     As previously reported, in September 2007, the State of Connecticut filed an action in State Superior Court in Hartford against Accenture arising out of an alleged data security breach. The action arose in connection with work we undertook for the State of Connecticut’s Office of the Comptroller (the “Core-CT Project”), during which Accenture properly came into the possession of confidential information, including personally identifiable information, concerning Connecticut citizens. The complaint alleges that some of the information was subsequently placed on a server maintained by the State of Ohio by Accenture employees who were transferred from the Core-CT Project to a similar project for the State of Ohio, and that a back-up tape from the Ohio server containing some of the information was stolen in June 2007 from an Ohio state employee. The State of Connecticut claims that Accenture breached its contract with the Connecticut Comptroller’s office and also asserts negligence and the unauthorized taking of information by Accenture. The complaint seeks injunctive relief and damages, including restitution of some unspecified portion of the amount paid to Accenture pursuant to the Core-CT Project contract. During the investigation of this matter, it was discovered that confidential information belonging to several other Accenture clients appeared on the Ohio server, and Accenture has notified the affected clients. Although these events represent a breach of Accenture’s internal policies on data security, we have no evidence that any individual has been harmed as a result. Accenture is committed to maintaining the security of its clients’ data and has conducted an internal investigation to ensure the integrity of all confidential data, including personally identifiable information, in its possession. Accenture is continuing to take proactive remedial measures to reinforce adherence to its data protection policies. In addition to the Connecticut suit, it is possible that other affected parties could bring similar lawsuits or proceedings. We do not believe these matters will have a material impact on our results of operations or financial condition.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares
     The following table provides information relating to our purchases of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the third quarter of fiscal 2008.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total		Purchased as Part of	Yet Be Purchased Under
	Number of Shares	Average Price Paid	Publicly Announced Plans	Publicly Announced Plans
Period	Purchased	per Share (1)	or Programs (2)	or Programs (3)
				(in millions)
March 1, 2008 — March 31, 2008
Class A common shares	49,986	$35.00	—	3,345
Class X common shares	253,807	$0.0000225	—	—
April 1, 2008 — April 30, 2008
Class A common shares	28,210	$27.49	—	3,142
Class X common shares	10,721,308	$0.0000225	—	—
May 1, 2008 — May 31, 2008
Class A common shares	164,186	$37.86	—	3,086
Class X common shares	4,183,633	$0.0000225	—	—
Total
Class A common shares (2)(4)	242,382	$36.06	—
Class X common shares (5)	15,158,748	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase and any acquired by means of employee forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the third quarter of fiscal 2008, we did not purchase any Accenture Ltd Class A common shares under this program. The open-market purchase program does not have an expiration date.

(3)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $11.1 billion for share repurchases. This includes $3.0 billion authorized on October 25, 2007, which management has the discretion to use for purchases under either our publicly announced open-market share purchase program or our other share purchase programs. As of May 31, 2008, our aggregate available authorization was $3,086 million for our open-market share purchase program and our other share purchase programs.

(4)	During the third quarter of fiscal 2008, Accenture acquired 242,382 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. This includes acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under our various employee equity share plans, as well as any outstanding shares forfeited by employees during the quarter.

(5)	During the third quarter of fiscal 2008, we redeemed 15,158,748 Accenture Ltd Class X common shares pursuant to our Bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares
     The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the third quarter of fiscal 2008. Management believes that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing diluted earnings per share.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	Publicly Announced
Period	Shares Purchased (1)	per Share (2)	or Programs	Plans or Programs (3)
Accenture SCA
March 1, 2008 — March 31, 2008
Class I common shares	—	$—	—	—
April 1, 2008 — April 30, 2008
Class I common shares	11,223,613	$36.94	—	—
May 1, 2008 — May 31, 2008
Class I common shares	1,395,647	$38.06	—	—
Total
Class I common shares (4)	12,619,260	$37.06	—	—
Accenture Canada Holdings Inc.
March 1, 2008 — March 31, 2008
Exchangeable shares	—	$—	—	—
April 1, 2008 — April 30, 2008
Exchangeable shares	130,053	$37.60	—	—
May 1, 2008 — May 31, 2008
Exchangeable shares	70,161	$38.07	—	—
Total
Exchangeable shares	200,214	$37.77	—	—

(1)	During the third quarter of fiscal 2008, Accenture acquired a total of 12,619,260 Accenture SCA Class I common shares and 200,214 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of redemption or purchase, or employee share forfeiture, as applicable.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase and any acquired by means of employee forfeiture.

(3)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $11.1 billion for share repurchases. This includes $3.0 billion authorized on October 25, 2007, which management has the discretion to use for purchases under either our publicly announced open-market share purchase program or our other share purchase programs. As of May 31, 2008, our aggregate available authorization was $3,086 million for our open-market share purchase program and our other share purchase programs.

(4)	In addition to the amounts included in this table, during the third quarter of fiscal 2008, we also redeemed a total of 4,064,011 Accenture SCA Class I common shares from current and former senior executives and their permitted transferees for which an equivalent number of Accenture Ltd Class A common shares were issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Share Redemptions.”

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     (a) None.
     (b) None.
ITEM 6. EXHIBITS
     Exhibit Index:

Exhibit
Number	Exhibit
3.1	Form of Bye-laws of the Registrant, effective as of February 7, 2008 (incorporated by reference to Exhibit 3.1 to the February 29, 2008 10-Q)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 27, 2008

ACCENTURE LTD

By: Name:	/s/ Pamela J. Craig Pamela J. Craig
Title:	Chief Financial Officer