Form 10-K
period 2008-08-31
ACCENTURE LTD
filed 2008-10-20
CIK 1134538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☑

The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 29, 2008 was approximately $20,836,757,456 based on the closing price of the registrant’s Class A common shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $35.25 per share and on the par value of the registrant’s Class X common shares, par value $0.0000225 per share.

The number of shares of the registrant’s Class A common shares, par value $0.0000225 per share, outstanding as of October 13, 2008 was 612,769,296 (which number does not include 48,619,328 issued shares held by subsidiaries of the registrant). The number of shares of the registrant’s Class X common shares, par value $0.0000225 per share, outstanding as of October 13, 2008 was 116,868,387.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual General Meeting of Shareholders          Part III

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

Available Information

Our website address is www.accenture.com. We use our website as a channel of distribution for company information. We make available free of charge on the Investor Relations section of our website (http://investor.accenture.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics. Financial and other material information regarding us is routinely posted on and accessible at http://investor.accenture.com. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

Overview

Accenture is one of the world’s leading management consulting, technology services and outsourcing organizations, with more than 186,000 employees; offices and operations in more than 200 cities in 52 countries; and revenues before reimbursements (“net revenues”) of $23.39 billion for fiscal 2008.

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

Client engagement teams—which typically consist of industry experts, capability specialists and professionals with local market knowledge—leverage the full capabilities of our global delivery model to deliver price-competitive solutions and services. In certain instances our client engagement teams include subcontractors, who supplement our professionals with additional resources in a specific skill, service or product area, as needed.

Operating Groups

The following table shows the organization of our five operating groups and their 17 industry groups. For financial reporting purposes, our operating groups are our reportable operating segments. We do not allocate total assets by operating group, although our operating groups do manage and control certain assets. For certain historical financial information regarding our operating groups (including certain asset information), as well as financial information by geography (including long-lived asset information), see Note 17 (Segment Reporting) to our Consolidated Financial Statements below under “Financial Statements and Supplementary Data.”

Operating Groups
Communications	Financial
& High Tech	Services	Products	Public Service	Resources

• Communications	• Banking	• Automotive	• Public Service	• Chemicals
• Electronics & High Tech	• Capital Markets	• Consumer Goods & Services		• Energy • Natural Resources
• Media &	• Insurance	• Health & Life		• Utilities
Entertainment		Sciences
• Industrial Equipment
• Retail
• Transportation & Travel Services

Communications & High Tech

We are a leading provider of management consulting, technology, systems integration and outsourcing services and solutions to the communications, electronics, high technology, media and entertainment industries. Our Communications & High Tech professionals help clients enhance their business results through industry-specific solutions and by seizing the opportunities made possible by the convergence of communications, computing and content. Examples of our services and solutions include the application of mobile technology, advanced communications network optimization, broadband and Internet protocol solutions, product innovation and digital rights management as well as systems integration, customer care, supply chain and workforce transformation services. In support of these services, we selectively pursue strategic acquisitions and have developed an array of assets, repeatable solutions, methodologies and research facilities to demonstrate how new technologies and industry-leading practices can be applied in new and innovative ways to enhance our clients’ business performance. In fiscal 2008, as in the prior year, our net revenues from multiple contracts with a single client in Communications & High Tech were greater than 10% of the operating group’s net revenues, slightly exceeding that threshold. Our Communications & High Tech operating group comprises the following industry groups:

•	Communications. Our Communications industry group serves many of the world’s leading wireline, wireless, cable and satellite communications network operators and service providers. We provide a wide range of services designed to help our communications clients increase margins, improve asset utilization, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles. We offer a suite of reusable solutions, called Accenture Communications Solutions, designed to address major business and operational issues related to broadband and Internet protocol-based networks and services, including business intelligence, billing transformation, customer contact transformation, sales force transformation, service fulfillment and next-generation network optimization. Our Communications industry group represented approximately 61% of our Communications & High Tech operating group’s net revenues in fiscal 2008.

•	Electronics & High Tech. Our Electronics & High Tech industry group serves the communications technology, consumer technology, enterprise technology, semiconductor, software and aerospace/defense segments. This industry group provides services in areas such as strategy, enterprise resource management, customer relationship management, supply chain management, software development, human performance, and merger/acquisition activities, including post-merger integration. We also offer a suite of reusable solutions, called Accenture High Tech Solutions, designed to address the industry’s major business and operational challenges, such as new product innovation and development, customer service and support, sales and marketing, and globalization. Our Electronics & High Tech industry group represented approximately 30% of our Communications & High Tech operating group’s net revenues in fiscal 2008.

•	Media & Entertainment. Our Media & Entertainment industry group serves the broadcast, entertainment (television, music and movie), print, publishing and portal industries. Professionals in this industry group provide a wide range of services, including digital content solutions designed to help companies effectively manage, distribute and protect content across numerous media channels. These include Accenture Digital Media Services, which provide a comprehensive solution set to leading content owners and distributors, helping them adapt their organizations’ business processes and systems to stay ahead of the demand for digital content and services.

Financial Services

Our Financial Services operating group focuses on the opportunities created by our clients’ needs to adapt to changing market conditions, including increased cost pressures, industry consolidation, regulatory changes, the creation of common industry standards and protocols, and the move to a more integrated industry model. We help clients meet these challenges through a variety of assets, services and solutions, including consulting and outsourcing strategies to increase cost efficiency and transform businesses, and customer relationship management initiatives that enable them to acquire and retain profitable customers and improve their cross-selling capabilities. Our Financial Services operating group comprises the following industry groups:

•	Banking. Our Banking industry group works with retail and commercial banks and diversified financial enterprises. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively, expand product and service offerings, comply with new regulatory initiatives, and leverage new technologies and distribution channels. Our Banking industry group represented approximately 56% of our Financial Services operating group’s net revenues in fiscal 2008.

•	Capital Markets. Our Capital Markets industry group helps investment banks, broker/dealers, asset-management firms, depositories, clearing organizations and exchanges improve operational efficiency and transform their businesses to increase competitiveness. For example, we help clients develop and implement innovative trading, asset-management and market-information-management systems and solutions.

•	Insurance. Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, modernize their technologies and improve the quality and consistency of risk selection decisions. Our Insurance industry group offers a claims management capability that enables insurers to provide better customer service while optimizing claims costs, as well as industry-leading insurance policy administration technology solutions that enable insurers to bring products to market more quickly and reduce costs. We also provide a variety of outsourced solutions to help insurers improve working capital and cash flow, deliver permanent cost savings and enhance long-term growth.

Products

Our Products operating group comprises the following industry groups:

•	Automotive. Our Automotive industry group works with auto manufacturers, suppliers, dealers, retailers and service providers. Professionals in this industry group help clients develop and implement innovative solutions focused on product development and commercialization, customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

•	Consumer Goods & Services. Our Consumer Goods & Services industry group serves food, beverage, household goods and personal care, tobacco and footwear/apparel manufacturers around the world. We add value to these companies through service offerings designed to enhance performance by addressing critical elements of success, including large-scale enterprise resource planning (ERP) strategy and implementation, sales and marketing transformation, working-capital productivity improvement, supply chain collaboration and post-merger integration.

•	Health & Life Sciences. Our Health & Life Sciences industry group works with healthcare providers, government health departments, policy-making authorities/regulators, managed care organizations, health insurers and pharmaceutical, biotechnology, medical products and other industry-related companies to improve the quality, accessibility and affordability of healthcare. Our key offerings include health clinical transformation, electronic health records and hospital back-office services in the provider/government segment; research and development transformation, commercial effectiveness and customer interaction, and integrated electronic compliance (manufacturing and supply chain) in the pharmaceuticals and medical products segment; and health information and data management, claims excellence/cost containment and health plan back-office services in the payer segment.

•	Industrial Equipment. Our Industrial Equipment industry group serves the industrial and electrical equipment, construction, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiencies by improving processes and leveraging technology. We also help clients generate value from strategic mergers and acquisitions. In addition, our Industrial Equipment industry group develops and deploys innovative solutions in the areas of channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•	Retail. Our Retail industry group serves a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers and large mass-merchandise discounters. We provide service offerings that help clients address new ways of reaching the retail trade and consumers through precision marketing; maximize brand synergies and cost reductions in mergers and acquisitions; improve supply chain efficiencies through collaborative commerce business models; and enhance the efficiency of internal operations.

•	Transportation & Travel Services. Our Transportation & Travel Services industry group serves companies in the airline, freight transportation, third-party logistics, hospitality, gaming, car rental, passenger rail and travel distribution industries. We help clients develop and implement strategies and solutions to improve customer relationship management capabilities, operate more-efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies, and more effectively manage maintenance, repair and overhaul processes and expenses. Through our Navitaire subsidiary, we offer airlines a range of transaction-processing services on an outsourced basis, including distribution, Internet reservations, airport check-in, revenue management and accounting, crew scheduling and management, and disruption recovery.

Public Service

Our Public Service operating group helps public-service entities around the world improve the social and economic conditions of their citizens. The public-service marketplace is transforming, and traditional governmental entities are working increasingly with the “third sector”—non-governmental organizations, community-based organizations, educational institutions, charities and non-profit organizations—to deliver services and benefits to citizens.

We typically work with defense, revenue, human services, health, postal, and justice and public-safety authorities or agencies, and our clients are generally national, state or local-level government organizations, as well as pan-geographic organizations. Our work with clients in the U.S. federal government represented approximately 33% of our Public Service operating group’s net revenues in fiscal 2008.

Our offerings help public-sector clients address some of their most pressing needs, including developing fair and equitable tax systems that help enhance revenues; ensuring the security of citizens and businesses; improving service delivery; and increasing operational efficiency. We work with clients to transform their customer-facing and back-office operations and enable services to be delivered through appropriate technologies that make government more accessible, in a manner consistent with expectations established in the private sector.

The Accenture Institute for Public Service Value is our research organization that helps our public-sector clients assess the value they add to the sector in much the same way shareholder value models measure the value of publicly traded entities. We have pioneered this work through our patent-pending public service value model. The Institute also focuses on understanding the expectations, desires and disappointments of citizens around the world in order to inform our solutions, and our clients, as public-service transformations continue globally.

Resources

Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. With market conditions driving energy companies to seek new ways of creating value for shareholders, deregulation fundamentally reforming the utilities industry and yielding cross-border opportunities, and an intensive focus on productivity and portfolio management in the chemicals industry, we are working with clients to create innovative solutions that are designed to help them differentiate themselves in the marketplace and gain competitive advantage. These include helping global energy companies optimize existing upstream and downstream operations while securing their upstream positions; helping utilities clients deal with deregulation; helping metals and mining clients globalize their business models; helping chemicals clients decrease operations costs; and working with clients across all industry segments on the “green agenda” to enable them to meet emission targets and increase energy efficiency. Our Resources operating group comprises the following industry groups:

•	Chemicals. Our Chemicals industry group works with a wide cross-section of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and life science companies. We also have long-term outsourcing contracts with many industry leaders.

•	Energy. Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream and oil services companies. Our key areas of focus include helping clients optimize production, manage the hydrocarbon supply chain, streamline retail operations and realize the full potential of third-party enterprise-wide technology solutions. In addition, our multi-client outsourcing centers enable clients to increase operational efficiencies and exploit cross-industry synergies. Our Energy industry group represented approximately 30% of our Resources operating group’s net revenues in fiscal 2008.

•	Natural Resources. Our Natural Resources industry group serves the forest products and metals and mining industries. We help lumber, pulp, papermaking, converting and packaging companies, as well as iron, steel, aluminum, coal, copper and precious metals companies, develop and implement new business strategies, redesign business processes, manage complex change initiatives, and integrate processes and technologies to achieve higher levels of performance.

•	Utilities. Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. The group’s work includes helping utilities transform themselves from regulated, and sometimes state-owned, local entities to international deregulated corporations, as well as developing diverse products and service offerings to help our clients deliver higher levels of service to their customers. These offerings include customer relationship management, workforce enablement, supply chain optimization, and trading and risk management. We also provide a range of outsourced customer-care services to utilities and retail energy companies in North America. Our Utilities industry group represented approximately 41% of our Resources operating group’s net revenues in fiscal 2008.

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

Management Consulting

Our management consulting growth platform is responsible for the development and delivery of our strategic, functional, industry, process and change consulting capabilities, working closely with the professionals in our operating groups. This growth platform comprises six service lines:

•	Customer Relationship Management. The professionals in our Customer Relationship Management (“CRM”) service line help companies acquire, develop and retain more profitable customer relationships. We offer a full range of innovative capabilities that address every aspect of CRM, including marketing, direct and indirect sales, customer service, field support and customer contact operations. These capabilities include rigorous approaches to improving the return on marketing investment, methods for building insight into customers’ purchase habits and service preferences, tailoring offers and service treatment based upon that insight, and unique methods of optimizing the quality, cost and revenue impact of sales and service operations. We use these skills to help our clients accelerate growth, improve marketing and sales productivity and reduce customer-care costs—thus increasing the value of their customer relationships and enhancing the economic value of their brands.

•	Finance & Performance Management. The professionals in our Finance & Performance Management service line work with our clients’ finance and business-unit executives to develop financial transaction processing, risk management and business performance reporting capabilities. Among the services we provide are strategic consulting on the design and structure of the finance function; the establishment of shared service centers; and the configuration of enterprise resource planning platforms for streamlining transaction processing. Our finance capability services also address revenue cycle management, billing, credit risk and collection effectiveness, electronic invoicing and settlement, tax processing, lending and debt recovery. Our performance management services address shareholder value targeting, scorecard and performance metrics development, performance reporting solutions and applied business analytics to improve profitability. Our professionals often utilize the resources of Accenture Finance Solutions, one of our business process outsourcing (“BPO”) businesses, and work with finance executives to develop and implement solutions that help them align their companies’ investments with their business objectives and establish security relating to the exchange of information to reporting institutions.

•	Talent & Organization Performance. The professionals in our Talent & Organization Performance (formerly known as “Human Performance”) service line work with clients on a wide range of talent management, workforce and organizational issues to deliver improved business and operational results. Our integrated approach and end-to-end capabilities include

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

•	Process & Innovation Performance. The Process & Innovation Performance service line, established in September 2008, helps clients achieve measurable, lasting improvements in operational performance, innovation performance and growth. Taking an end-to-end, process-based approach, professionals in this service line help clients address key business challenges such as complexity management, lean manufacturing and operations, process innovation, strategic cost reduction and growth through innovation. The service line is based on the capabilities and offerings that we gained with our 2007 acquisition of George Group, which specializes in process, operational and business transformation (including Lean Six Sigma) and innovation strategy.

•	Strategy. Our Strategy professionals combine their strategy and operations experience to help our clients turn insights into results at both the enterprise and business-unit level. With deep skills and capabilities in corporate strategy, corporate restructuring, growth and innovation strategies, mergers and acquisitions, merger integration, organization strategy, pricing strategy and profitability assessment, we help clients develop—and execute—pragmatic solutions that transform organizations and drive sustained high performance.

•	Supply Chain Management. The professionals in our Supply Chain Management service line work with clients across a broad range of industries to develop and implement supply chain and operations strategies that enable profitable growth in new and existing markets. Our professionals combine global industry expertise and skills in supply chain strategy, sourcing and procurement, supply chain planning, manufacturing and design, fulfillment and service management to help organizations achieve high performance. We work with clients to implement innovative consulting and outsourcing solutions that align operating models to support business strategies; optimize global operations; support profitable product launches; and enhance the skills and capabilities of the supply chain workforce.

Systems Integration and Technology

Our systems integration and technology growth platform comprises two service areas: systems integration and technology consulting.

Systems Integration

Our key systems integration consulting services and solutions include:

•	Enterprise Solutions and Enterprise Resource Planning. We implement a variety of application software—including SAP and Oracle, among others—to streamline business processes, systems and information and help organizations access, manage and exploit data to make more-informed business decisions. Our skilled professionals provide planning, implementation, change management and upgrade solutions across the primary application software product suites that underpin all major business functions.

•	Industry and Functional Solutions. Accenture provides clients with robust, large-scale industry and functional solutions based on proprietary reusable assets, aggregated into industry solutions, such as the Accenture Communications Solutions suite and the Accenture Revenue Solution suite for tax offices, as well as solutions for major industry-specific requirements. We also provide specialized services and solutions to support specific business functions, including finance and planning, customer relationship management, supply chain and human resource management.

•	Information Management Services. We provide services to help organizations manage the full range of their information needs to improve data quality, enhance decision-making capabilities and meet compliance requirements. Our services include business intelligence as well as unstructured content management and portals; data management and data quality solutions; and information architecture development. Our information management assets complement and are embedded in our industry and functional solutions.

•	Service-Oriented Architecture. We help CIOs and business leaders use service-oriented architecture to enable improvement in IT efficiency and a more effective alignment between business processes and applications. Accenture guides organizations through a four-phased approach for designing and building flexible IT solutions that enable business process components to be assembled and used more efficiently to deliver distinctive business services and capabilities for higher performance.

•	Custom Solutions. With deep skills and expertise in both J2EE (Java-based) and .NET technology architectures, we work with clients to develop custom solutions that meet unique business needs, often using open-source technology products and platforms.

•	Software as a Service (SaaS). We help clients implement SaaS solutions to meet their business needs with the added benefits of increasing flexibility and reducing total cost of ownership. Our services include requirements definition, design, configuration, testing, change management, data conversion and integration.

•	Mobility Solutions. We help clients develop solutions that give their workforces access to key enterprise applications—including online trading and wealth management, supply chain management, telematics, radio frequency identification, field force enablement and customer relationship management—through mobile devices and/or the Internet. These solutions enable clients to improve efficiency, lower costs, enhance differentiation and ensure compliance.

•	Microsoft Solutions. Together with our alliance partner Microsoft and our Avanade subsidiary, we develop and deliver cost-efficient, innovative business solutions based on Microsoft Windows Server and other .NET technologies, leveraging our deep industry expertise and practical applications of leading-edge technologies.

Technology Consulting

Our key technology consulting services and solutions include:

•	IT Strategy & Transformation. We help CEOs and CIOs link IT investments to business results and help manage those investments to ensure that planned business impact is achieved. We also help CIOs transform how IT works, both internally and with business partners, so that IT is “run like a business” to deliver high performance.

•	Enterprise Architecture. We provide solutions that integrate IT with business capabilities to provide a seamless operating environment for organizations. Our solutions provide a reference point for measuring both IT investment and results, creating the delivery roadmap that defines how IT systems need to change to drive future business growth and higher performance.

•	Infrastructure Consulting. We provide solutions to help organizations optimize their IT infrastructures while reducing costs. From data center, operations engineering and enterprise network design and implementation to desktop solutions, our services enable clients to rationalize, standardize, optimize, secure and transform their IT infrastructures for improved performance of mission-critical business processes, applications and end users.

•	Security Consulting. Our solutions help organizations forge secure business environments that enable them to grow their capabilities and become more agile in response to changing market forces and evolving threats—all without incurring additional complexity. Working with us, our clients are better able to secure data and applications, protect identities, address threats and vulnerabilities, and meet stringent compliance demands while reducing costs and improving efficiency.

•	Application Portfolio Optimization and Renewal. We specialize in defining and executing strategies that transform our clients’ application portfolios into rationalized, flexible, cost-efficient and reliable assets. Our services and solutions help clients define and implement innovative approaches to extending the useful life of legacy applications at a significantly reduced cost compared with replacement, rapidly turning around non-performing systems and migrating custom solutions written in vintage languages or hosted on retiring platforms to more modern, sustainable solutions. Our capabilities combine deeply skilled professionals with a suite of renewal tools that accelerate and automate the portfolio optimization process.

•	Digital Solutions. We provide clients with solutions that move more of their business and internal operations online to improve productivity, manage costs and drive revenue growth. We work with our clients to help define their online strategies, improve customer experiences and identify areas for website optimization. We also help clients incorporate next-generation digital technology—such as wikis, blogs, crowd-sourcing and mash-ups, among others—to create significant opportunities for collaboration and sharing with their employees, suppliers and customers.

•	Research & Development. Through Accenture Technology Labs—our research and development organization—we use new and emerging technologies to develop business solutions that we believe will be the drivers of our clients’ growth and enable them to be first to market with unique capabilities. Key areas of research and development for clients include information insight, collaboration, biometrics, virtualized infrastructures, predictive maintenance, Web 2.0, cloud computing and sensor technologies, among others.

•	Microsoft Solutions. Together with our alliance partner Microsoft and our Avanade subsidiary, we design and provide cost-efficient, innovative business solutions based on Microsoft Windows Server and other .NET technologies, leveraging our deep industry expertise and practical applications of leading-edge technologies.

Outsourcing

Accenture provides a wide range of outsourcing services, including application outsourcing, infrastructure outsourcing and business process outsourcing.

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

Infrastructure Outsourcing

We deliver an integrated set of managed infrastructure services encompassing all infrastructure functions—from network access and desktop management to remote technology support. Services can be delivered as discrete, standalone solutions or bundled with Accenture application outsourcing and BPO services. Our infrastructure outsourcing services include:

•	IT spend management—Asset management, as well as managed procurement and technology spend, to reduce overall IT non-salary spending;

•	Data center services—Hosting to support development and production environments, storage services, database management and messaging services;

•	Service desk—Help desk, single point of contact for support and online portal services to resolve frontline issues;

•	Security services—Identity management, intrusion and firewall protection, end-user device and messaging security, and policy and awareness;

•	Network services—Data and voice network management, optimization and converged services; and

•	Workplace services—Lifecycle management for desktops, field services and mobile devices, and file and print services.

We provide these services either through our own centers and capabilities or in conjunction with our strategic subcontractors.

Business Process Outsourcing

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

In addition to providing individual BPO services, we can bundle two or more business functions, enabling clients to consolidate multiple business functions and their underlying IT systems with a single service provider to achieve greater efficiencies, control and cost savings.

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

A critical component of this capability is our Global Delivery Network, which comprises local Accenture professionals working at client sites around the world as well as more than 50 delivery centers—facilities where teams of Accenture technology and business-process professionals use proven assets to create and deliver business and technology solutions for clients. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs, infrastructure and software and by leveraging the experience of delivery center professionals.

Professionals in our Global Delivery Network apply a systematic approach to delivering technology consulting, systems integration, application outsourcing and business processing outsourcing solutions and services delivery to create and capture proven, repeatable processes, methodologies, tools and architectures. For example, we continue to evolve our Accenture Delivery Suite, which combines our common methods, tools, architectures and metrics in support of our global delivery efforts. The Accenture Delivery Suite provides us with a common language, framework and reusable assets that allow us to unite our global delivery capabilities into a single, cohesive approach for our client service teams—enabling us to start projects quickly, deliver with high quality, and improve our ability to meet our clients’ expectations. In addition, our ability to build seamless global teams—leveraging the right professionals with the right skills for each task—enables Accenture to provide a complete end-to-end capability, with consistent Accenture processes around the globe.

We continue to expand and enhance our Global Delivery Network, which we believe is a competitive differentiator for us. In fiscal 2008 we further expanded our Global Delivery Network by, among other things, increasing industry specialization; increasing our activities in systems integration, application outsourcing, business process outsourcing and technology consulting; opening new facilities; and recruiting actively in key locations of our network, including Eastern Europe, India, China and the Philippines. As of August 31, 2008, we had approximately 83,000 people in our network globally, an increase of more than 11,000 people since the end of fiscal 2007.

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

Research and Innovation

We are committed to developing leading-edge ideas, as we believe that both research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research and development—on which we spent $390 million, $307 million and $298 million in fiscal 2008, 2007 and 2006, respectively—to help create, commercialize and disseminate innovative business strategies and technology.

Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. A key component of this is our research and development organization, Accenture Technology Labs, which identifies and develops new technologies that we believe will be the drivers of our clients’ growth and enable them to be first to market with unique capabilities. Our technology R&D team comprises approximately 200 professionals based in four Labs in the United States, France and India. We also promote the creation of knowledge capital and thought leadership through the Accenture Institute for High Performance. In addition, we spend a significant portion of our research and development resources directly through our operating groups and our consulting, technology and outsourcing capabilities to develop market-ready solutions for our clients.

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

As of August 31, 2008, we had more than 186,000 employees worldwide.

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

Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governments, government agencies and other enterprises. We believe that the principal competitive factors in the industries in which we compete include:

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

We recognize the increasing value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property. As of August 31, 2008, we had 1,709 patent applications pending in the United States and other jurisdictions and had been issued 344 U.S. patents and 223 non-U.S. patents in, among others, the following areas: goal-based educational simulation; virtual call centers; hybrid telecommunications networks; development architecture frameworks; emotion-based voice processing; mobile communications networks; location-based information filtering;

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

In fiscal 2005, Accenture developed and announced a new, broader career model for its highest-level executives that recognizes the diversity of roles and responsibilities demonstrated by these employees. This new career framework replaced the internal use of the “partner” title with the more comprehensive “senior executive” title and applies the “senior executive” title to more than 4,600 of our highest-level employees, including those employees previously referred to as partners. However, for proper context, we continue to use the term “partner” in this report to refer to these persons in certain situations related to our reorganization and the period prior to our incorporation.

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

Accenture SCA Class I Common Shares

Only our current and former senior executives and their permitted transferees hold Accenture SCA Class I common shares. Each Class I common share entitles its holder to one vote on all matters submitted to the shareholders of Accenture SCA and entitles its holder to dividends and liquidation payments.

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

Current senior executives.  Historically, the transfer restrictions applicable to covered shares lapsed with the passage of time on an annual basis until July 24, 2009. In 2007, we eliminated a requirement that active employees hold at least 25% of these shares at all times during their employment (the “25% minimum holding requirement”). We also enacted a waiver of certain transfer restrictions applicable to active employees, permitting covered shares that would otherwise not have become available for transfer until the later of July 24, 2009 or the termination of the employee’s employment with Accenture to become transferable on an accelerated basis. For a schedule of dates on which transfer restrictions are expected to be released, see below under “—Transfer Schedule.”

Former senior executives.  On September 25, 2008, we also enacted a waiver of certain transfer restrictions applicable to retired and resigned employees, permitting covered shares that would otherwise not have become available for transfer until July 24, 2009 to become transferable by the holders on an accelerated basis (see “—Transfer Schedule”).

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

If Accenture approves in writing a covered person’s pledge of his covered shares to a lender, foreclosures by the lender on those shares, and any subsequent sales of those shares by the lender, are not restricted, provided that the lender gives Accenture a right of first refusal to buy any shares at the market price before they are sold by the lender.

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

     Current senior executives.  Historically, the transfer restrictions applicable to covered shares lapsed with the passage of time on an annual basis until July 24, 2009. In 2007, we eliminated a requirement that active employees hold at least 25% of these shares at all times during their employment (the “25% minimum holding requirement”). We also enacted a waiver of certain transfer restrictions applicable to active employees, permitting covered shares that would otherwise not have become available for transfer until the later of July 24, 2009 or the termination of the employee’s employment with Accenture to become transferable on an accelerated basis. For a schedule of dates on which transfer restrictions are expected to be released, see below under “—Transfer Schedule.”

     Former senior executives.  On March 26, 2008 and September 25, 2008, we also enacted waivers of certain transfer restrictions applicable to retired and resigned employees, permitting covered shares that would otherwise not have become available for transfer until either July 24, 2008 or July 24, 2009 to become transferable by the holders on an accelerated basis (see “—Transfer Schedule”).

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

If Accenture SCA approves in writing a covered person’s pledge of his covered shares to a lender, foreclosures by the lender on those shares, and any subsequent sales of those shares by the lender, are not restricted, provided that the lender gives Accenture SCA a right of first refusal to buy any shares at the market price before they are sold by the lender.

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

Waivers and Adjustments.  The transfer restrictions and the other provisions of Accenture SCA’s Articles of Association may be waived at any time by the general partner of Accenture SCA or its designees to permit covered persons to:

•	participate as sellers in underwritten public offerings of common shares and tender and exchange offers and share purchase programs by Accenture;

•	transfer covered shares in family or charitable transfers; and

•	transfer covered shares in particular situations (for example, to immediate family members and trusts).

Subject to the foregoing, from time to time, pursuant to the provisions of Accenture SCA’s Articles of Association, the general partner of Accenture SCA or its designees may also approve limited relief from the existing share transfer restrictions for specified senior executives or groups of senior executives in connection with particular retirement, employment and severance arrangements that are determined to be in the best interests of the Company.

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

Administration and Resolution of Disputes.  The terms and provisions of Accenture SCA’s Articles of Association are administered by the general partner of Accenture SCA.

Transfer Schedule

The following table shows the total number of covered shares held by active employees and their permitted transferees that are scheduled to be released from transfer restrictions each quarter. This table reflects all waivers granted to date, including the waivers described above under “—Accenture Ltd Bye-Laws—Covered Person Transfer Restrictions” and “—Articles of Association of Accenture SCA—Covered Person Transfer Restrictions,” and further assumes that any covered persons who are active employees as of October 1, 2008 remain actively employed by Accenture through June 1, 2009.

Total number of Accenture Ltd
Class A common shares, Accenture SCA Class I
common shares and Accenture
Canada Holdings Inc. exchangeable
shares that are scheduled to become
available for transfer after giving
effect to waivers

2nd Quarter Fiscal 2009	5,178,168
3rd Quarter Fiscal 2009	4,762,625
4th Quarter Fiscal 2009	4,273,782

The following table shows the total number of covered shares held by former employees and their permitted transferees that are scheduled to be released from transfer restrictions each quarter. This table reflects all waivers granted to date, including the waivers described above under “—Accenture Ltd Bye-Laws—Covered Person Transfer Restrictions” and “—Articles of Association of Accenture SCA—Covered Person Transfer Restrictions,” and further assumes that no covered persons who are active employees as of October 1, 2008 retire or resign through June 1, 2009.

Total number of Accenture Ltd
Class A common shares, Accenture SCA Class I
common shares and Accenture
Canada Holdings Inc. exchangeable
shares that are scheduled to become
available for transfer after giving
effect to waivers

2nd Quarter Fiscal 2009	14,667,892
3rd Quarter Fiscal 2009	14,668,060
4th Quarter Fiscal 2009	14,668,321

Senior Executive Ownership Requirements

To ensure that senior executives continue to maintain equity ownership levels that Accenture considers meaningful, we require current senior executives to comply with the Accenture Senior Executive Equity Ownership Policy. This policy requires senior executives to own Accenture equity valued at a multiple (ranging from 1/2 to 6) of their base compensation determined by their position level. This policy remains in place notwithstanding the waiver of the 25% minimum holding requirement described above.

Senior Executive Trading Policy

We have a Senior Executive Trading Policy applicable to our senior executives that provides, among other things, that covered shares held by actively employed senior executives will be subject to company-imposed quarterly trading guidelines. We set allocation limits of unrestricted covered shares based on a composite average weekly volume of trading in Accenture Ltd Class A common shares. These guidelines allow us to manage the total number of shares redeemed, sold or otherwise transferred by our senior executives in any calendar quarter. The guidelines, which can be adjusted by management, are not legal or contractual restrictions, however, and there is a risk that the internal sanctions available to us might not adequately dissuade individual employees from attempting transfers in excess of the amounts permitted under the policy. The Senior Executive Trading Policy also prohibits senior executives from trading in any Accenture equity during any company-designated black-out period.

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

Risks That Relate to Our Business

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity of our clients and the industries we serve. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

Our success depends on our ability to develop and implement consulting, systems integration and technology, and outsourcing services and solutions that anticipate and respond to rapid and continuing changes in technology, industry developments and client needs. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Implementing new services or solutions for our clients may entail more risk than supplying existing offerings. Also, services, solutions and technologies offered by current or future competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain or successfully deliver client work.

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

Large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors and service providers to meet their project obligations in a timely manner, as well as on our effective oversight of their performance. The quality of our services and solutions could suffer if our subcontractors or the third parties with whom we partner do not deliver their products and services in accordance with project requirements. In addition, certain work requires the use of unique and complex structures and alliances. Some of these structures require us to assume responsibility to the client for the performance of third parties whom we do not control. (For a discussion of our indemnification obligations under our client agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Off-Balance Sheet Arrangements.”) If our subcontractors or these third parties fail to deliver their contributions on time or at all, if their contributions do not meet project requirements or require us to incur unanticipated costs to meet these requirements, or if we are unable to obtain reimbursement for liabilities of third parties that we have assumed, then our ability to perform could be adversely affected and we might be subject to additional liabilities, which could have a material adverse effect on our business, revenues, profitability or cash flow.

Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

Our clients typically retain us on a non-exclusive, project-by-project basis. Although we do not centrally track the termination provisions of our consulting contracts, we estimate that the majority of our contracts can be terminated by our clients with short notice. Many of our consulting contracts are less than 12 months in duration, and these shorter-duration contracts typically permit a client to terminate the agreement with as little as 30 days notice and without significant penalty. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated profits lost upon termination of the contract. Additionally, large client projects often involve multiple contracts or stages, and a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work.

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

We earned approximately 40% of our net revenues in fiscal 2008 from our outsourcing services. This portion of our business presents potential operational and financial risks that are different from those of our consulting, technology and systems integration services. Our outsourcing services often involve taking over the operation of certain portions of our clients’ businesses. In some cases, we may deliver those services using client personnel and third-party contracts that are transferred to us. Occasionally, however, we assume responsibility for delivering our services using client personnel or client subcontractors who are not transferred to us, and we therefore have less ability to fully control their work and efforts. In addition, we could incur liability for failure to comply with laws or regulations related to the portions of our clients’ businesses that are transferred to us.

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

Our profit margin, and therefore our profitability, is dependent on the rates we are able to charge for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	our competitors’ pricing policies;

•	our ability to charge higher prices where market demand or the value of our services justifies it;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over long contract periods;

•	procurement practices of clients and their use of third-party advisors;

•	aggressive use by our competitors of off-shore resources to provide lower-cost service delivery capabilities; and

•	general economic and political conditions.

Our profitability could suffer if we are not able to maintain favorable utilization rates.

The cost of providing our services, including the utilization rate of our professionals, affects our profitability. Our utilization rates are affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	our ability to manage attrition; and

•	our need to devote time and resources to training, business development, professional development and other non-chargeable activities.

In recent periods we have maintained a utilization rate that is high by our historical standards. There are no assurances this will be our utilization rate in future periods. Additionally, we may not achieve a utilization rate that is optimal for us. If our utilization rate is too high, it could have an adverse effect on employee engagement and attrition. If our utilization rate is too low, our profit margin and profitability could suffer.

Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

If we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our alliance partners or otherwise breach obligations to clients, or if our subcontractors dispute the terms of our agreements with them, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our offshore competitors may cause contract terms and conditions that are unfavorable to us to become standardized in the marketplace. We may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope of our potential liability. If we cannot meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the terms of our agreements, we might face significant legal liability and our business could be adversely affected.

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

Many of our contracts include performance clauses that require us to achieve agreed-upon performance standards or milestones. If we fail to satisfy these measures, it could reduce our fees under the contracts, delay expected payments or subject us to potential damage claims under the contract terms. Additionally, we have a number of contracts, many of which are outsourcing contracts, in which a portion of our fees or incentives depends on factors such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and may depend in some measure on our clients’ actual levels of business activity. These provisions could increase the variability in revenues and margins earned on those contracts.

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

We have offices and operations in 52 countries around the world and provide services to clients in more than 120 countries. In fiscal 2008, approximately 42% of our net revenues were attributable to the Americas region, 49% were attributable to the Europe, Middle East and Africa region (“EMEA”), and 9% were attributable to the Asia Pacific region. In addition, our Global Delivery Network comprises local Accenture professionals working at client sites around the world in tandem with professionals resident in other countries located in more than 50 delivery centers. If we are unable to manage the risks of our global operations, including fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations could be adversely affected.

Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.  Although we report our operating results in U.S. dollars, a significant percentage of our net revenues is denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us.

•	Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our net revenues, operating income and the value of balance-sheet items originally denominated in other currencies. Declines in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be lower than our consolidated earnings in local currency and could affect our reported results when compared against other periods. Conversely, increases in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be higher than our consolidated earnings in local currency and could affect our reported results when compared against other periods. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations.

•	In some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations.

•	As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value

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

International hostilities, terrorist activities, natural disasters and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our operating results.  Acts of terrorist violence, armed regional and international hostilities and international responses to these hostilities, natural disasters, global health risks or pandemics or the threat of or perceived potential for these events, could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our operating results could be adversely affected.

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

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.  Because we provide services to clients in more than 120 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and labor relations. Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

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

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anticorruption regulations, including the U.S. Foreign Corrupt Practices Act, which prohibits giving or offering to give anything of value with the intent to influence the awarding of government contracts. Although we have policies and procedures to ensure legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from U.S. federal procurement contracting, any of which could have a material adverse effect on our business.

Our profitability could suffer if we are not able to control our costs.

Our ability to control our costs and improve our efficiency affects our profitability. As the continuation of pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our short-term cost reduction initiatives, which focus primarily on reducing variable costs, might not be sufficient to deal with all pressures on our pricing. Our long-term cost-reduction initiatives, which focus on global reductions in costs for service delivery and infrastructure, rely upon our successful introduction and coordination of multiple geographic and competency workforces and a growing number of geographically distributed delivery centers. As we increase the number of our professionals and execute our strategies for growth, we might not be able to manage significantly larger and more diverse workforces, control our costs or improve our efficiency, and our profitability could be negatively affected.

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

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. In limited circumstances, we also extend financing to our clients, which totaled $156 million at August 31, 2008. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Recovery of client financing and timely collection of client balances also depend on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In a number of our contracts, we agree to indemnify our clients for expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We might not be able to enter into these royalty or licensing arrangements on acceptable terms. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.

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

Depending on the circumstances, we might need to grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do. In certain situations, we might forego all rights to the use of intellectual property we help create, which would limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

New tax legislation or interpretations could lead to an increase in our tax burden.

New tax legislation, regulations or other interpretations could materially increase our tax expense. In 2004, the United States Congress enacted the American Jobs Creation Act of 2004, or the “AJCA,” which enacted an Internal Revenue Code provision that treats a non-U.S. company that undertook an expatriation transaction as a U.S. corporation for U.S. federal income tax purposes. Other similar proposals have been made from time to time. We do not believe the 2004 legislation applies to Accenture; however, future legislative developments or adverse interpretations related to this legislation may materially increase our tax expense. We are not able to predict with certainty the impact of new legislation or whether a tax authority will challenge our interpretation of this or other tax legislation.

Negative publicity related to Bermuda companies could affect our relationships with our clients.

From time to time, there has been negative publicity related to companies incorporated in Bermuda. One frequent criticism is that certain U.S. companies undertook expatriation transactions to offshore jurisdictions, such as Bermuda, to improperly avoid U.S. taxes or to create an unfair competitive advantage over U.S. companies. Although incorporated in Bermuda, Accenture did not undertake an expatriation transaction. Nonetheless, such negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of a negative public image of Bermuda companies or the possibility of our clients receiving negative media attention from doing business with us.

If we are unable to manage the organizational challenges associated with our size and expansion, we might be unable to achieve our business objectives.

Since 2001, we have more than doubled the size of our workforce so that, as of August 31, 2008, we had more than 186,000 employees, located in more than 200 cities in 52 countries. Increasingly, our expansion is taking place outside of the United States and Europe, with particular growth in our locations in India and the Philippines. Our size presents significant management and organizational challenges and these issues may become more pronounced as we continue our expansion. It takes time for our newer employees to develop the knowledge, skills and experience that our business model requires. As a result, it could become increasingly difficult to maintain common standards across an expanding enterprise or to effectively institutionalize our know-how. Continued growth may also make it increasingly difficult to maintain our culture, effectively manage our personnel and operations and effectively communicate to our personnel worldwide our core values, strategies and goals. Finally, the size and scope of our operations increases the possibility that an employee will engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our large and expanding enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

We may not be successful at identifying, acquiring or integrating other businesses or technologies.

We expect to continue our program of pursuing strategic acquisitions designed to enhance our capabilities. However, there can be no assurance that we will successfully identify suitable acquisition candidates, succeed in completing targeted transactions or achieve desired financial or operating results. Furthermore, we face numerous risks in integrating any businesses we might acquire. We might need to dedicate additional management and other resources to complete the transactions. Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or further improve our market share, profitability or competitive position in specific markets or services.

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

Our ability to attract and retain business may depend on our reputation in the marketplace.

Our services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. There is a risk that negative information about Accenture, even if based on rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, adversely affecting our share price.

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

Our current and former employees hold a large number of shares that will become freely tradable in the periods before and after July 24, 2009

At the time of our transition to a corporate structure in 2001, many of our senior executives received a substantial number of Accenture Ltd Class A common shares and/or securities that may be exercisable, redeemable or exchangeable for Accenture Ltd Class A common shares or pursuant to which Accenture Ltd Class A common shares may be delivered to such senior executives. Those shares have generally been subject to transfer restrictions that lapse with the passage of time through July 24, 2009. In 2007, we eliminated a requirement that active employees hold at least 25% of these shares at all times during their employment. In addition, we have also enacted a number of graduated waivers of transfer restrictions to permit our current and former senior executives to transfer or sell into the marketplace a portion of these shares significantly earlier than would have been the case in the past. As a result, there are a substantial number of shares, previously subject to transfer restrictions, that are currently available for sale, and more will become available through July 2009. As a result, there is a risk that sales of these shares could have an adverse effect on our share price. For a complete description of the transfer restrictions and waivers, see “Business—Organizational Structure—Restrictions on Transfer of Certain Accenture Shares.”

Our Senior Executive Trading Policy might not be effective at limiting the number of shares sold

We maintain a Senior Executive Trading Policy that provides, among other things, that covered shares held by actively employed senior executives will be subject to company-imposed quarterly trading guidelines. See “Business—Organizational Structure—Restrictions on Transfer of Certain Accenture Shares—Senior Executive Trading Policy.” These guidelines, which can be adjusted by management, are not legal or contractual restrictions, however, and there is a risk that the internal sanctions available to us might not adequately dissuade individual employees from attempting transfers in excess of the amounts permitted under the policy. Additionally, there is a risk that this policy creates an adverse incentive for some senior executives to retire or to terminate their employment in order to sell unrestricted shares that would otherwise be governed by these quarterly trading guidelines. This could have an adverse effect on our ability to retain talented and experienced senior executives.

The sale of shares issued under our 2001 Share Incentive Plan could have an adverse effect on our share price

In addition to the covered shares described above, as of October 1, 2008, a total of 54,159,824 Accenture Ltd Class A common shares underlying restricted share units were scheduled to be delivered during the calendar years indicated below:

Calendar Year	Number of Shares

2008	1,718,486
2009	16,548,327
2010	16,979,277
2011	6,458,262
2012 and after	12,455,472

Furthermore, as of October 1, 2008, a total of 33,732,489 Accenture Ltd Class A common shares were issuable pursuant to options that are currently exercisable. Upon delivery of restricted stock, or exercise of employee stock options, under our 2001 Share Incentive Plan, our employees or former employees may choose to sell a significant number of our shares in open market transactions. There is a risk that this could put additional downward pressure on the price of Accenture Ltd Class A common stock.

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

Our revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future, making them difficult to predict. Some of the factors that could cause our revenues, operating results and profitability to vary include:

•	seasonality, including number of workdays and holiday and summer vacations;

•	the business decisions of our clients regarding the use of our services;

•	periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing work;

•	the stage of completion of existing projects and/or their termination;

•	our ability to transition employees quickly from completed to new projects;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including those for personnel, travel, support services and severance;

•	our ability to maintain an appropriate headcount in each of our workforces;

•	acquisition and integration costs related to possible acquisitions of other businesses;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;

•	currency exchange rate fluctuations;

•	changes in estimates, accruals or payments of variable compensation to our employees; and

•	global, regional and local economic and political conditions and related risks, including acts of terrorism.

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

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations and the market price of our securities could be materially adversely affected.

We are registered in Bermuda and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

We are organized under the laws of Bermuda, and a significant portion of our assets are located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Bermuda or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments might not be enforceable in countries other than the United States where we have assets.

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

We might choose to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire other businesses or technologies;

•	repurchase shares from our shareholders;

•	develop new services and solutions; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity could dilute shareholders’ ownership percentage in us. Furthermore, any additional financing we need might not be available on terms favorable to us, or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have major offices in the world’s leading business centers, including New York, London, Frankfurt, Paris, Madrid, Chicago, Milan, Tokyo, Sao Paolo, Rome, Bangalore, San Francisco, Sydney, Manila and Boston, among others. In total, we have offices and operations in more than 200 cities in 52 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

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

No matters were submitted to a vote of security holders of Accenture Ltd or Accenture SCA during the fourth quarter of fiscal 2008.

Executive Officers of the Registrant

Our executive officers and persons chosen to become executive officers as of the date hereof are as follows:

Kevin Campbell, 48, became our group chief executive—Outsourcing in September 2006, after serving as our senior managing director—Business Process Outsourcing beginning in February 2005. Previously, he served as the vice president of global sales at Hewitt Associates from September 2004 to February 2005, and as president and chief operating officer of Exult Inc. from May 2000 to

September 2004, when Exult merged with Hewitt. Mr. Campbell was previously employed by Accenture from 1982 until 1999.

Gianfranco Casati, 49, became our group chief executive—Products operating group in September 2006. From April 2002 to September 2006, Mr. Casati was managing director of the Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 24 years.

Martin I. Cole, 52, became our group chief executive—Communications & High Tech operating group in September 2006, after serving as our group chief executive—Public Service operating group from September 2004 to September 2006. From September 2000 to August 2004, he served in leadership roles in our outsourcing group, including serving as global managing partner of our Outsourcing & Infrastructure Delivery group. Mr. Cole has been with Accenture for 28 years.

Anthony G. Coughlan, 51, has been our principal accounting officer since September 2004 and our controller since September 2001. Mr. Coughlan has been with Accenture for 30 years.

Pamela J. Craig, 51, has been our chief financial officer since October 2006. From March 2004 to October 2006, she was our senior vice president—Finance. Previously, Ms. Craig was our group director—Business Operations & Services from March 2003 to March 2004, and was our managing partner—Global Business Operations from June 2001 to March 2003. Ms. Craig has served as a director of Avanade Inc. since February 2006, and is a member of its Audit Committee. Ms. Craig has been with Accenture for 26 years.

Juan Domenech, 52, became our group chief executive—Public Service operating group in September 2008. Prior to assuming his current role, he served in various leadership roles in our Public Service operating group, including as its chief operating officer from 2004 until September 2008. Mr. Domenech has been with Accenture for 25 years.

Karl-Heinz Flöther, 56, has been our group chief executive—Systems Integration & Technology since May 2005. From December 1999 to May 2005 he was our group chief executive—Financial Services operating group. In addition, Mr. Flöther served as one of our directors from June 2001 to February 2004, and is currently a director of Avanade Inc. Mr. Flöther has been with Accenture for 29 years.

Mark Foster, 49, became our group chief executive—Management Consulting & Integrated Markets in September 2006. Prior to that, Mr. Foster served as our group chief executive—Products operating group from March 2002 to September 2006. From September 2000 to March 2002, he was managing partner of our Products operating group in Europe. Mr. Foster has been with Accenture for 24 years.

Robert N. Frerichs, 56, has been our chief risk officer since September 2004. From November 2003 to September 2004, he was chief operating officer of our Communication & High Tech operating group. From August 2001 to November 2003, he led the market maker team for our Communications & High Tech operating group. Prior to these roles, Mr. Frerichs held numerous leadership positions within our Communications & High Tech operating group. He currently serves as chairman of the Board of Directors of Avanade Inc., and is a member of its Audit Committee. Mr. Frerichs has been with Accenture for 32 years.

William D. Green, 55, became chairman of the Board of Directors on August 31, 2006, and has been our chief executive officer since September 2004 and a director since June 2001. From March 2003 to August 2004 he was our chief operating officer—Client Services, and from August 2000 to

August 2004 he was our country managing director, United States. Mr. Green has been with Accenture for 30 years.

Pierre Nanterme, 49, became our group chief executive—Financial Services operating group on September 1, 2007. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout the Company, including serving as our chief leadership officer from May 2006 through September 2007, and our country managing director for France from November 2005 to September 2007. Mr. Nanterme has been with Accenture for 25 years.

Stephen J. Rohleder, 51, has been our chief operating officer since September 2004. From March 2003 to September 2004, he was our group chief executive—Public Service operating group. From March 2000 to March 2003, he was managing partner of our Public Service operating group in the United States. Mr. Rohleder has been with Accenture for 27 years.

Douglas G. Scrivner, 57, has been our general counsel and secretary since January 1996 and our compliance officer since September 2001. Mr. Scrivner has been with Accenture for 28 years.

Alexander M. van’t Noordende, 45, became our group chief executive—Resources operating group in September 2006. Prior to assuming that role, he led our Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and has served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, Mr. van’t Noordende served as our country managing director for the Netherlands. Mr. van’t Noordende has been with Accenture for 21 years.

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

	Price Range
	High	Low

Fiscal 2007
First Quarter	$35.17	$28.28
Second Quarter	$39.25	$33.45
Third Quarter	$41.19	$34.28
Fourth Quarter	$44.03	$37.25
Fiscal 2008
First Quarter	$42.32	$33.03
Second Quarter	$38.44	$31.91
Third Quarter	$42.04	$32.42
Fourth Quarter	$42.00	$38.02
Fiscal 2009
First Quarter (through October 13, 2008)	$43.04	$24.76

The closing sale price of an Accenture Ltd Class A common share as reported by the New York Stock Exchange consolidated tape as of October 13, 2008 was $33.63. As of October 13, 2008, there were 1,265 holders of record of Accenture Ltd Class A common shares.

There is no trading market for Accenture Ltd Class X common shares. As of October 13, 2008, there were 1,257 holders of record of Accenture Ltd Class X common shares.

Dividend Policy

On November 15, 2007 and 2006, Accenture Ltd paid a cash dividend of $0.42 and $0.35 per share, respectively, on its Class A common shares and Accenture SCA paid a cash dividend of $0.42 and $0.35 per share, respectively, on its Class I common shares.

On September 24, 2008, Accenture Ltd declared a cash dividend of $0.50 per share on its Class A common shares for shareholders of record at the close of business on October 10, 2008. Accenture Ltd will cause Accenture SCA to declare a cash dividend of $0.50 per share on its Class I common shares for shareholders of record at the close of business on October 7, 2008. Both dividends are payable on November 17, 2008.

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

Recent Sales of Unregistered Securities

None.

Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares

The following table provides information relating to the Company’s purchases of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the fourth quarter of fiscal 2008. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
			Purchased as Part of	Yet Be Purchased Under
	Total Number of	Average Price	Publicly Announced	Publicly Announced
Period	Shares Purchased	Paid per Share(1)	Plans or Programs(2)	Plans or Programs(3)
				(in millions)

June 1, 2008—June 30, 2008
Class A common shares	—	—	—	$3,086
Class X common shares	—	—	—	—
July 1, 2008—July 31, 2008
Class A common shares	656,162	$38.79	—	$2,558
Class X common shares	14,730,993	$0.0000225	—	—
August 1, 2008—August 31, 2008
Class A common shares	—	—	—	$2,503
Class X common shares	3,286,276	$0.0000225	—	—
Total
Class A common shares(4)	656,162	$38.79	—
Class X common shares(5)	18,017,269	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by redemption or purchase and any acquired by means of employee forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the fourth quarter of fiscal 2008, we did not purchase any Accenture Ltd Class A common shares under this program. The open-market purchase program does not have an expiration date.

(3)	As of August 31, 2008, our aggregate available authorization for share repurchases and redemptions was $2,503 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $11.1 billion for repurchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares. This includes $3.0 billion authorized on October 25, 2007.

(4)	During the fourth quarter of fiscal 2008, Accenture purchased 656,162 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under our various employee equity share plans.

(5)	During the fourth quarter of fiscal 2008, we redeemed 18,017,269 Accenture Ltd Class X common shares pursuant to our bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides additional information relating to purchases and redemptions by Accenture of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the fourth quarter of fiscal 2008. The Company’s management believes the following table and footnotes provide useful information regarding the share purchase and redemption activity of the Company. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing earnings per share.

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under
			Part of Publicly	Publicly
	Total Number of	Average Price	Announced Plans or	Announced Plans
Period	Shares Purchased(1)	Paid per Share(2)	Programs	or Programs(3)

Accenture SCA
June 1, 2008—June 30, 2008
Class I common shares	—	—	—	—
July 1, 2008—July 31, 2008
Class I common shares	13,000,148	$40.12	—	—
August 1, 2008—August 31, 2008
Class I common shares	1,299,982	$41.21	—	—
Total
Class I common shares(4)	14,300,130	$40.22	—	—
Accenture Canada Holdings Inc.
June 1, 2008—June 30, 2008
Exchangeable shares	—	—	—	—
July 1, 2008—July 31, 2008
Exchangeable shares	162,817	$40.16	—	—
August 1, 2008—August 31, 2008
Exchangeable shares	40,784	$40.85	—	—
Total
Exchangeable shares	203,601	$40.30	—	—

(1)	During the fourth quarter of fiscal 2008, we acquired a total of 14,300,130 Accenture SCA Class I common shares and 203,601 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of redemption or purchase, or employee share forfeiture, as applicable.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by redemption or purchase and any acquired by means of employee forfeiture.

(3)	As of August 31, 2008, our aggregate available authorization for share repurchases and redemptions was $2,503 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $11.1 billion for repurchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares. This includes $3.0 billion authorized on October 25, 2007.

(4)	In addition to the amounts included in this table, during the fourth quarter of fiscal 2008, we also redeemed a total of 7,066,139 Accenture SCA Class I common shares from current and former senior executives and their permitted transferees by issuing an equivalent number of Accenture Ltd Class A common shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Share Redemptions.”

Purchases and redemptions of Accenture SCA Class II and Class III common shares

During the fourth quarter of fiscal 2008, Accenture SCA did not redeem any Accenture SCA Class II or Class III common shares from Accenture. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. These inter-company transactions do not reduce shares outstanding for purposes of computing earnings per share reflected in the Company’s Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

ITEM 6.	SELECTED FINANCIAL DATA

The data as of August 31, 2008 and 2007 and for the years ended August 31, 2008, 2007 and 2006 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data as of August 31, 2006, 2005 and 2004 and for the years ended August 31, 2005 and 2004 are derived from audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended August 31,
	2008	2007	2006(1)(2)	2005	2004
	(in millions)

Income Statement Data:
Revenues before reimbursements (“Net revenues”)	$23,387	$19,696	$16,646	$15,547	$13,673
Revenues	25,314	21,453	18,228	17,094	15,113
Operating income	3,012	2,493	1,841	2,111	1,759
Income before minority interest	2,197	1,723	1,433	1,509	1,223
Net income	1,692	1,243	973	940	691

(1)	Includes the financial impact of the resolution of the NHS matter recorded during fiscal 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Year Ended August 31, 2007 Compared to Year Ended August 31, 2006.”

(2)	Includes the impact of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

	Year Ended August 31,
	2008	2007	2006	2005	2004

Earnings Per Class A Common Share:
Basic	$2.77	$2.06	$1.65	$1.60	$1.25
Diluted	2.65	1.97	1.59	1.56	1.22
Dividends per Common Share	0.42	0.35	0.30	—	—

	As of August 31,
	2008	2007	2006	2005	2004
	(in millions)

Balance Sheet Data:
Cash and cash equivalents	$3,603	$3,314	$3,067	$2,484	$2,553
Total assets	12,399	10,747	9,497	8,957	8,013
Long-term debt, net of current portion	2	3	27	44	32
Shareholders’ equity	2,541	2,063	1,894	1,697	1,472

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We use the terms “Accenture,” “we,” “our Company,” “our” and “us” in this report to refer to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2008” means the 12-month period that ended on August 31, 2008. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Overview

Our results of operations are affected by economic conditions generally, including macroeconomic conditions. We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our clients and on us. A severe and/or prolonged economic downturn could adversely affect our clients’ financial condition and the levels of business activities in the industries and geographies where we operate. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our new contract bookings and results of operations. Particularly in light of recent economic uncertainty, we continue to monitor our costs closely in order to respond to changing conditions and to manage any impact to our results of operations.

Our results of operations are also affected by levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance.

Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

Revenues before reimbursements (“Net revenues”) for fiscal 2008 were $23.39 billion, compared with $19.70 billion for fiscal 2007, an increase of 19% in U.S. dollars and 11% in local currency. Net revenues for the fourth quarter of fiscal 2008 were $6.00 billion, compared with $5.11 billion for the fourth quarter of fiscal 2007, an increase of 17% in U.S. dollars and 10% in local currency.

Consulting net revenues for fiscal 2008 were $14.12 billion, compared with $11.86 billion for fiscal 2007, an increase of 19% in U.S. dollars and 11% in local currency. For the fourth quarter of fiscal 2008, consulting net revenues were $3.61 billion, compared with $3.04 billion for the fourth quarter of fiscal 2007, an increase of 19% in U.S. dollars and 11% in local currency.

Outsourcing net revenues for fiscal 2008 were $9.27 billion, compared with $7.84 billion for fiscal 2007, an increase of 18% in U.S. dollars and 11% in local currency. Outsourcing net revenues for the fourth quarter of fiscal 2008 were $2.39 billion, compared with $2.07 billion for the fourth quarter of fiscal 2007, an increase of 15% in U.S. dollars and 9% in local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2007 and fiscal 2008, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income. However, in the fourth quarter of fiscal 2008, the U.S. dollar began to strengthen against many currencies. In the future, if the U.S. dollar continues to strengthen against other currencies, our revenue growth in U.S. dollars may be lower than our growth in local currency. In the future, if the U.S. dollar weakens against other currencies, our revenue growth in U.S. dollars may be higher than our growth in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable work. Utilization for the fourth quarter of fiscal 2008 was approximately 84%, down slightly from the third quarter of fiscal 2008 and in the range we expect. Utilization for the fourth quarter of fiscal 2007 was also approximately 84%. Sales and marketing expense is driven primarily by compensation costs for business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods. Operating expenses also include reorganization costs and benefits, which may vary substantially from year to year.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of net revenues) for the three months and year ended August 31, 2008 were 31.7% and 30.7%, respectively, compared with 31.2% and 30.7%, respectively, for the same periods in fiscal 2007.

Our cost-management strategies include anticipating changes in demand for our services and identifying cost-management initiatives. A primary element of these strategies is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

Our headcount increased to more than 186,000 as of August 31, 2008, compared with approximately 170,000 as of August 31, 2007. Annualized attrition, excluding involuntary terminations, for the three months and year ended August 31, 2008 was 15% and 16%, respectively, compared with 18% for the three months and year ended August 31, 2007. We monitor our current and projected future demands and recruit new employees as needed to balance our mix of skills and resources to meet that demand, to replace departing employees, and to expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. From time to time, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future.

We also use managed attrition as a means to keep our supply of skills and resources in balance with client demand. In addition, compensation increases for fiscal 2008, which for the majority of our personnel were effective September 1, 2007, were higher than in prior fiscal years. As in prior fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these increases. Our margins and ability to grow our business could be adversely affected if we do not continue to manage headcount and attrition, recover increases in compensation and/or effectively assimilate and utilize large numbers of new employees.

Sales and marketing and general and administrative costs as a percentage of net revenues were 17.7% for fiscal 2008, compared with 17.9% for fiscal 2007. The decrease as a percentage of net revenues was primarily due to strong revenue growth and our management of general and administrative costs at a growth rate lower than that of our Net revenues.

Operating income was $785 million, or 13.1% as a percentage of net revenues, for the three months ended August 31, 2008 compared with $642 million, or 12.6%, for the three months ended August 31, 2007. Operating income was $3,012 million, or 12.9% as a percentage of net revenues, for the year ended August 31, 2008 compared with $2,493, or 12.7%, for the year ended August 31, 2007.

Our Operating income and Earnings per share are also affected by currency exchange-rate fluctuations on revenues and costs, which have been favorable in fiscal 2008 and 2007. Most of our costs are incurred in the same currency as the related revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related revenues, by using currency protection provisions in our customer contracts and our hedging programs. We estimate that the aggregate percentage impact of foreign exchange rates on our operating expenses is similar to that disclosed for revenues. For more information on our hedging programs, see Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”

From time to time we purchase Accenture shares through our open-market purchase program and also purchase and redeem Accenture shares held by our current and former senior executives and their permitted transferees. During the year ended August 31, 2008, we purchased 60.8 million of our shares for $2,261 million. This included $668 million for purchases of 19.0 million Accenture Ltd Class A common shares and $1,593 million for redemptions and purchases of 41.8 million Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.

Bookings and Backlog

New contract bookings for the three months ended August 31, 2008 were $7.67 billion, with consulting bookings of $3.63 billion and outsourcing bookings of $4.04 billion. New contract bookings for the year ended August 31, 2008 were $26.79 billion, with consulting bookings of $14.77 billion and outsourcing bookings of $12.02 billion.

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

We recognize revenues from technology integration consulting contracts using the percentage-of-completion method pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities. Contract loss provisions recorded as of August, 31, 2008 and 2007 are immaterial.

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

Costs related to delivering outsourcing services are expensed as incurred, with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided.

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

Net revenues include the margin earned on computer hardware and software resale contracts, as well as revenues from alliance agreements, neither of which is material to us. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware and software resales. In addition, Reimbursements may include allocations from gross billings to record an amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. We report revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

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

We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In accordance with FIN 48, a change in judgment that impacts the measurement of a tax position taken in a prior year is recognized as a discrete item in the interim period in which the change occurs. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish tax liabilities or reduce tax assets for uncertain tax benefits when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe we may not succeed in realizing the tax benefit of certain positions if challenged. We evaluate these uncertain tax benefits each quarter and adjust the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of uncertain tax benefits are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately accounted for uncertain tax benefits.

Defined Benefit Pension Plans

In the United States and certain other countries, we maintain and administer defined benefit pension plans. The annual cost of these plans can be significantly affected by changes in assumptions and differences between expected and actual experience.

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

The adoption of SFAS No. 158 affected the August 31, 2007 Consolidated Balance Sheet as follows: increase in assets of $2 million, decrease in liabilities of $24 million, and increase in shareholders’ equity of $26 million. For additional information, refer to Note 11 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

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

Key weighted-average assumptions used to determine annual pension expense are as follows:

	Pension Benefits
	2009		2008		2007
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Discount rate	6.75%	5.45%	6.25%	5.08%	6.50%	4.68%
Expected return on plan assets	7.50%	5.86%	7.50%	5.97%	7.50%	5.67%
Rate of increase in future compensation	4.59%	3.59%	4.50%	3.84%	4.50%	3.45%

Discount Rate

The discount rate is required to be used in each pension plan actuarial valuation. Our methodology for selecting the discount rate for our U.S. Plans is to match the plans’ cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Our discount rate assumption for our non-U.S. Plans primarily reflects the market rate for high-quality, fixed-income debt instruments. The discount rate assumptions are based on the expected duration of the benefit payments for each of our pension plans as of the annual measurement date and is subject to change each year. Our estimated U.S. pension expense for fiscal 2009 reflects a 50 basis point increase in our discount rate, while our non-U.S. estimated pension expense for fiscal 2009 reflects a 33 basis point increase in our discount rate. These changes in discount rate will decrease estimated pension expense in fiscal 2009 by approximately $15.0 million.

A 25 basis point increase in the discount rate would decrease our annual pension expense by $5.1 million. A 25 basis point decrease in the discount rate would increase our annual pension expense by $6.6 million.

Expected Return on Plan Assets

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets and is based on historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio. A 7.50% expected return on plan assets assumption was used for both fiscal 2009 and 2008 for our U.S. plans, while the expected return on plan assets assumptions for our non-U.S. plans were 5.86% and 5.97% in fiscal 2009 and 2008, respectively.

A 25 basis point change in our return on plan assets would change our annual pension expense by $3.6 million.

U.S. generally accepted accounting principles include mechanisms that serve to limit the volatility in our earnings which otherwise would result from recording changes in the value of plan assets and benefit obligations in our Consolidated Financial Statements in the periods in which those changes occur. For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time. Negative market returns occurred for fiscal 2008, as compared to fiscal 2007, causing actual pension plan asset returns to be lower than our expected returns.

Revenues by Segment/Operating Group

Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Products, Public Service (known as “Government” prior to September 1, 2007) and Resources. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management and technology consulting and systems integration services, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.

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

While we provide discussion about our results of operations below, we cannot measure how much of our revenue growth in a particular period is attributable to changes in price or volume. Management does not track standard measures of unit or rate volume. Instead, our measures of volume and price are extremely complex, as each of our services contracts is unique, reflecting a customized mix of specific services that does not fit into standard comparability measurements. Pricing for our services is a function of the nature of each service to be provided, the skills required and outcome sought, as well as estimated cost, risk, contract terms and other factors.

Results of Operations for the Year Ended August 31, 2008 Compared to Year Ended August 31, 2007

Net revenues (by operating group, geography and type of work) and reimbursements were as follows:

					Percent of Total
				Percent	Net Revenues
	Year Ended		Percent	Increase	for the Year Ended
	August 31,		Increase	Local	August 31,
	2008	2007	U.S.$	Currency	2008	2007
	(in millions)

OPERATING GROUPS
Communications & High Tech	$5,450	$4,600	18%	10%	23%	23%
Financial Services	5,005	4,357	15	6	22	22
Products	6,069	4,913	24	17	26	25
Public Service	2,871	2,561	12	7	12	13
Resources	3,963	3,243	22	14	17	17
Other	29	22	n/m	n/m	—	—

TOTAL Net Revenues	23,387	19,696	19%	11%	100%	100%

Reimbursements	1,927	1,757	10

TOTAL REVENUES	$25,314	$21,453	18%

GEOGRAPHY
Americas	$9,726	$8,483	15%	12%	42%	43%
EMEA	11,546	9,534	21	10	49	48
Asia Pacific	2,115	1,679	26	15	9	9

TOTAL Net Revenues	$23,387	$19,696	19%	11%	100%	100%

TYPE OF WORK
Consulting	$14,117	$11,856	19%	11%	60%	60%
Outsourcing	9,270	7,840	18	11	40	40

TOTAL Net Revenues	$23,387	$19,696	19%	11%	100%	100%

n/m = not meaningful

We conduct business in the following countries that individually comprised more than 10% of consolidated net revenues within the three years ended August 31, 2008:

	August 31,
	2008	2007	2006

United States	34%	36%	39%
United Kingdom	12	14	13

Results of Operations for the Year Ended August 31, 2008 Compared to Year Ended August 31, 2007

Revenues

The following revenues by operating group commentary discusses local currency revenues changes for the year ended August 31, 2008 compared to August 31, 2007:

•	Communications & High Tech’s net revenues increased 10% in local currency, driven by solid consulting and outsourcing growth. The consulting increase was driven by growth in the EMEA region across all industry groups. The outsourcing increase was led by growth in our Communications industry group across all geographic regions and in our Electronics & High Tech industry group in the Asia Pacific region.

•	Financial Services net revenues increased 6% in local currency, primarily due to outsourcing growth in our Banking industry group across all geographic regions and in our Insurance and Capital Markets industry groups in the Americas region. Consulting growth in our Banking and Insurance industry groups in the Americas region and in our Banking industry group in the Asia Pacific region was offset by a consulting revenue decline in the EMEA region, principally in our Banking and Capital Markets industry groups. During the first nine months of fiscal 2008, we recorded modest growth in our Financial Services consulting business. However, during the fourth quarter of fiscal 2008, we experienced a slight year over year decline in our consulting business.

•	Products net revenues increased 17% in local currency, driven by strong consulting and outsourcing growth across all geographic regions. The consulting growth was led by our Retail and Health & Life Sciences industry groups in the Americas region and by our Consumer Goods & Services, Retail and Industrial Equipment industry groups in the EMEA region. The outsourcing growth was led by our Health & Life Sciences and Consumer Goods & Services industry groups in the Americas region and by our Consumer Goods & Services, Automotive and Industrial Equipment industry groups in the EMEA region.

•	Public Services net revenues increased 7% in local currency, primarily due to consulting growth across all geographic regions, led by strong growth in the EMEA and Americas regions, partially offset by an outsourcing decline in the Americas region.

•	Resources net revenues increased 14% in local currency, primarily driven by strong consulting growth across all geographic regions, led by our Utilities and Natural Resources industry groups, and by solid outsourcing growth, led by our Utilities and Energy industry groups in the Americas region.

In the Americas region, we achieved net revenues of $9,726 million for fiscal 2008, compared with $8,483 million for fiscal 2007, an increase of 15% in U.S. dollars and 12% in local currency. Growth was principally driven by our business in the United States, Brazil and Canada.

In the EMEA region, we achieved net revenues of $11,546 million for fiscal 2008, compared with $9,534 million for fiscal 2007, an increase of 21% in U.S. dollars and 10% in local currency. Growth was led by our business in Italy, Spain and France.

In the Asia Pacific region, we achieved net revenues of $2,115 million in fiscal 2008, compared with $1,679 million for fiscal 2007, an increase of 26% in U.S. dollars and 15% in local currency. Growth was principally driven by our business in Japan, China and Singapore.

Operating Expenses

Operating expenses were $22,302 million in fiscal 2008, an increase of $3,342 million, or 18%, over fiscal 2007, and decreased as a percentage of revenues to 88.1% from 88.4% during this period. Operating expenses before reimbursable expenses were $20,375 million in fiscal 2008, an increase of $3,172 million, or 18%, over fiscal 2007, and decreased as a percentage of net revenues to 87.1% from 87.3% during this period.

Cost of Services

Cost of services was $18,128 million in fiscal 2008, an increase of $2,717 million, or 18%, over fiscal 2007, and decreased as a percentage of revenues to 71.6% from 71.8% during this period. Cost of services before reimbursable expenses was $16,201 million in fiscal 2008, an increase of $2,547 million, or 19%, over fiscal 2007, and remained flat as a percentage of net revenues at 69.3%. Gross margin (net revenues less cost of services before reimbursable expenses as a percentage of net revenues) remained flat at 30.7% during this period.

Sales and Marketing

Sales and marketing expense was $2,271 million in fiscal 2008, an increase of $367 million, or 19%, over fiscal 2007, and remained flat as a percentage of net revenues at 9.7% during this period.

General and Administrative Costs

General and administrative costs were $1,880 million in fiscal 2008, an increase of $262 million, or 16%, over fiscal 2007, and decreased as a percentage of net revenues to 8.0% from 8.2% during this period. The decrease as a percentage of net revenues was primarily due to strong revenue growth and our management of these costs at a growth rate lower than that of our net revenues.

Reorganization Costs (Benefits)

We recorded net reorganization costs of $23 million and $26 million for the year ended August 31, 2008 and 2007, respectively, related to interest expense associated with carrying the reorganization liabilities. In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. As of August 31, 2008, the remaining liability for reorganization costs was $309 million, of which $299 million was classified as Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2009 because we expect final determinations will have occurred. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization cost or benefit in our Consolidated Income Statement. For additional information, refer to Note 3 (Reorganization Costs (Benefits)) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Operating Income

Operating income was $3,012 million in fiscal 2008, an increase of $519 million, or 21%, from fiscal 2007. Operating income as a percentage of net revenues was 12.9% and 12.7% in fiscal 2008 and 2007, respectively. Operating income for each of the operating groups was as follows:

	Year Ended August 31,
	2008		2007
	Operating	Percent of OG	Operating	Percent of OG	Increase
	Income	Net Revenues	Income	Net Revenues	(Decrease)
	(in millions)

Communications & High Tech	$657	12%	$582	13%	$75
Financial Services	661	13	491	11	170
Products	864	14	669	14	195
Public Service	260	9	272	11	(12)
Resources	570	14	479	15	91

Total	$3,012	12.9%	$2,493	12.7%	$519

Operating income commentary for each of the operating groups is as follows:

•	Communications & High Tech operating income increased principally due to revenue growth, partially offset by delivery inefficiencies on a small number of consulting contracts.

•	Financial Services operating income increased primarily due to outsourcing revenue growth and improved outsourcing contract margins, partially offset by a decline in contract margins due to a lower proportion of high-margin consulting contracts. In addition, operating income for the twelve months ended August 31, 2007 reflects the impact of delivery inefficiencies on several contracts.

•	Products operating income increased due to revenue growth, partially offset by lower outsourcing contract profitability.

•	Public Service operating income decreased slightly in fiscal 2008. Consulting revenue growth and improved outsourcing contract margins were more than offset by profitability challenges, including delivery inefficiencies on a few contracts, revenue adjustments on certain contracts and higher selling costs associated with business-development opportunities which fueled strong fourth quarter fiscal 2008 bookings. The fiscal 2007 operating income also reflects asset impairments associated with an outsourcing contract recorded during the first quarter of fiscal 2007.

•	Resources operating income increased primarily due to strong revenue growth.

Gain on Investments, net

Gain on investments, net was $6 million in fiscal 2008, a decrease of $12 million from fiscal 2007. The fiscal 2007 gain was primarily from a gain on the sale of a remaining investment from our portfolio of investments that was written down in fiscal 2002.

Interest Income

Interest income was $115 million in fiscal 2008, a decrease of $40 million, or 26%, from fiscal 2007. The decrease was primarily due to lower interest rates.

Other Expense, net

Other expense, net was $2 million in fiscal 2008, a decrease of $20 million from fiscal 2007. The decrease resulted primarily from a decrease in net foreign currency exchange losses.

Provision for Income Taxes

The effective tax rates for fiscal 2008 and 2007 were 29.3% and 34.2%, respectively. The effective tax rate decreased in 2008 primarily as a result of benefits related to: final determinations of prior year tax liabilities, which reduced the rate by 3.9%; non-US research and development tax credits, which reduced the rate by 1.3%; and changes in the geographic distribution of income. These benefits were offset by expenses related to tax rate changes enacted during the year ended August 31, 2008, which reduced the value of our deferred tax assets. Fiscal 2007 included a reduction in the effective tax rate of 0.8%, recorded as a result of a nonrecurring benefit related to a reduction in the valuation allowance on our deferred tax assets.

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

Minority interest was $505 million in fiscal 2008, an increase of $26 million, or 5%, over fiscal 2007. The increase was primarily due to an increase in Income before minority interest of $474 million, partially offset by a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average minority ownership interests to 22% for the year ended August 31, 2008 from 27% for the year ended August 31, 2007.

Earnings Per Share

Diluted earnings per share were $2.65 in fiscal 2008, compared with $1.97 in fiscal 2007. The $0.68 increase in our earnings per share was primarily the result of the following: $0.25 from strong growth in revenues and operating income in local currency; $0.19 from a lower effective tax rate and $0.12 from lower weighted average shares outstanding, partially offset by $0.02 from lower non-operating income. In addition, favorable foreign currency exchange rates accounted for $0.14 of the increase. For information regarding our earnings per share calculation, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Results of Operations for the Year Ended August 31, 2007 Compared to Year Ended August 31, 2006

Net revenues (by operating group, geography and type of work) and reimbursements were as follows:

					Percent of Total
				Percent	Net Revenues
	Year Ended		Percent	Increase	for the Year Ended
	August 31,		Increase	Local	August 31,
	2007	2006	U.S.$	Currency	2007	2006
	(in millions)

OPERATING GROUPS
Communications & High Tech	$4,600	$4,177	10%	5%	23%	25%
Financial Services	4,357	3,558	22	16	22	22
Products(1)	4,913	4,011	23	18	25	24
Public Service(1)(2)	2,561	2,221	15	12	13	13
Resources	3,243	2,666	22	17	17	16
Other	22	13	n/m	n/m	—	—

TOTAL Net Revenues	19,696	16,646	18%	13%	100%	100%

Reimbursements	1,757	1,582	11

TOTAL REVENUES	$21,453	$18,228	18%

GEOGRAPHY
Americas	$8,483	$7,741	10%	9%	43%	46%
EMEA	9,534	7,644	25	16	48	46
Asia Pacific	1,679	1,261	33	28	9	8

TOTAL Net Revenues	$19,696	$16,646	18%	13%	100%	100%

TYPE OF WORK
Consulting	$11,856	$9,892	20%	15%	60%	59%
Outsourcing	7,840	6,754	16	12	40	41

TOTAL Net Revenues	$19,696	$16,646	18%	13%	100%	100%

n/m = not meaningful

(1)	During the second quarter of fiscal 2006, in connection with certain large, long-term contracts (the “NHS Contracts”), we recorded a $450 million aggregate loss provision that was reflected in Cost of services. We later entered into an agreement to transfer to a third party the majority of our rights and obligations under the NHS Contracts. This agreement resulted in a $339 million reduction in net revenues in the fourth quarter of fiscal 2006, which was offset by a $339 million decrease in Cost of services, including a reversal of the remainder of the loss provision recorded earlier in fiscal 2006. These adjustments were reflected in the operating results of our Products and Public Service operating groups.

(2)	Known as “Government” prior to September 1, 2007.

Revenues

Our Communications & High Tech operating group achieved net revenues of $4,600 million for the year ended August 31, 2007, compared with $4,177 million for the year ended August 31, 2006, an increase of 10% in U.S. dollars and 5% in local currency. The increase was driven by outsourcing growth across all industry groups and all geographic regions and consulting growth in the Asia Pacific and EMEA regions. This was partially offset by a consulting decline in our Communications industry group in the Americas region.

Our Financial Services operating group achieved net revenues of $4,357 million for the year ended August 31, 2007, compared with $3,558 million for the year ended August 31, 2006, an increase of 22% in U.S. dollars and 16% in local currency, with both consulting and outsourcing contributing to the growth. The increase was primarily driven by growth in the EMEA region across all industry groups, particularly Banking; and in the Americas region, particularly in our Capital Markets and Insurance industry groups.

Our Products operating group achieved net revenues of $4,913 million for the year ended August 31, 2007, compared with $4,011 million for the year ended August 31, 2006, an increase of 23% in U.S. dollars and 18% in local currency, with both consulting and outsourcing contributing to the growth. The increase was driven by strong growth in our Consumer Goods & Services and Health & Life Sciences industry groups in the EMEA region and in our Retail and Health & Life Sciences industry groups in the Americas region. These increases more than offset an expected revenue decline in our Retail industry group in the EMEA region during the year ended August 31, 2007 related to a contract termination in the third quarter of fiscal 2006. Revenue growth was also affected by a fiscal 2006 $169 million reduction in consulting revenues in our Health & Life Sciences industry group in the EMEA region associated with the resolution of the NHS matter recorded during the fourth quarter of fiscal 2006. See footnote (1) to the “Net revenues (by operating group, geography and type of work) and reimbursements” table above.

Our Public Service operating group achieved net revenues of $2,561 million for the year ended August 31, 2007, compared with $2,221 million for the year ended August 31, 2006, an increase of 15% in U.S. dollars and 12% in local currency. The increase was driven by consulting growth in the EMEA and Americas regions. Revenue growth was also affected by a fiscal 2006 $169 million reduction in consulting revenues associated with the resolution of the NHS matter recorded during the fourth quarter of fiscal 2006. See footnote (1) to the “Net revenues (by operating group, geography and type of work) and reimbursements” table above.

Our Resources operating group achieved net revenues of $3,243 million for the year ended August 31, 2007, compared with $2,666 million for the year ended August 31, 2006, an increase of 22% in U.S. dollars and 17% in local currency, primarily driven by strong consulting growth across all geographic regions and strong outsourcing growth in the EMEA region. We experienced strong growth across all four industry groups: Energy, Utilities, Chemicals and Natural Resources.

In the Americas region, we achieved net revenues of $8,483 million in fiscal 2007, compared with $7,741 million for fiscal 2006, an increase of 10% in U.S. dollars and 9% in local currency. Growth was principally driven by our business in the United States, Brazil and Canada.

In the EMEA region, we achieved net revenues of $9,534 million for fiscal 2007, compared with $7,644 million for fiscal 2006, an increase of 25% in U.S. dollars and 16% in local currency. Growth was principally driven by our business in the United Kingdom, Spain, Italy, the Netherlands, Germany and France.

In the Asia Pacific region, we achieved net revenues of $1,679 million in fiscal 2007, compared with $1,261 million for fiscal 2006, an increase of 33% in U.S. dollars and 28% in local currency. Growth was principally driven by our business in Australia, Japan and Singapore.

Operating Expenses

Operating expenses were $18,960 million in fiscal 2007, an increase of $2,573 million, or 16%, over fiscal 2006, and decreased as a percentage of revenues to 88.4% from 89.9% during this period. Operating expenses before reimbursable expenses were $17,203 million in fiscal 2007, an increase of $2,398 million, or 16%, over fiscal 2006, and decreased as a percentage of net revenues to 87.3% from 88.9% during this period. Excluding the effects of reorganization benefits recorded in fiscal 2006, operating expenses as a percentage of net revenues for the year ended August 31, 2007 decreased 2.0 percentage points compared with the year ended August 31, 2006.

Cost of Services

Cost of services was $15,411 million in fiscal 2007, an increase of $2,177 million, or 16%, over fiscal 2006, and decreased as a percentage of revenues to 71.8% from 72.6% during this period. Cost of services before reimbursable expenses were $13,654 million in fiscal 2007, an increase of $2,002 million, or 17%, over fiscal 2006, and decreased as a percentage of net revenues to 69.3% from 70.0% during this period. Gross margin (net revenues less cost of services before reimbursable expenses as a percentage of net revenues) increased to 30.7% from 30.0% over this period. The decrease in Cost of services as a percentage of net revenues was principally due to the net impact during fiscal 2006 of the NHS Transfer Agreement and the second-quarter fiscal 2006 NHS adjustments, partially offset by higher annual bonus accruals during fiscal 2007. See footnote (1) to the “Net revenues (by operating group, geography and type of work) and reimbursements” table above.

Sales and Marketing

Sales and marketing expense was $1,904 million in fiscal 2007, an increase of $196 million, or 12%, over fiscal 2006, and decreased as a percentage of net revenues to 9.7% from 10.2% during this period. This decrease as a percentage of net revenues was primarily due to lower business and market development costs as a result of higher utilization of our client service personnel on contracts.

General and Administrative Costs

General and administrative costs were $1,618 million in fiscal 2007, an increase of $125 million, or 8%, over fiscal 2006, and decreased as a percentage of net revenues to 8.2% from 9.0% during this period. This decrease as a percentage of net revenues was primarily due to lower costs resulting from our continued efforts to leverage cost efficient locations.

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

Operating Income

Operating income was $2,493 million in fiscal 2007, an increase of $652 million, or 35%, from fiscal 2006. Operating income as a percentage of net revenues was 12.7% and 11.1% in fiscal 2007 and 2006, respectively. Excluding the effects of reorganization benefits during fiscal 2006, Operating income as a percentage of net revenues for the year ended August 31, 2007 increased by 2.1 percentage points, compared with the year ended August 31, 2006. Operating income for each of the operating groups was as follows:

Operating income for each of the operating groups was as follows:

	Year Ended August 31,
				Effect of	Net
			Increase	Reorganization	Increase
	2007	2006	(Decrease)	Benefits(1)	(Decrease)
	(in millions)

Communications & High Tech	$582	$631	$(49)	$17	$(32)
Financial Services	491	388	103	15	118
Products	669	400	269	18	287
Public Service	272	83	189	11	200
Resources	479	339	140	11	151

Total	$2,493	$1,841	$652	$72	$724

(1)	Represents the effect of reorganization benefits recorded during the year ended August 31, 2006.

The following Operating income commentary by operating group excludes the effect of reorganization benefits recorded in fiscal 2006:

•	Communications & High Tech operating income decreased due to higher compensation costs and a decline in contract margins due to a lower proportion of high-margin consulting contracts.

•	Financial Services operating income increased due to revenue growth, higher utilization and lower sales and marketing costs as a percentage of net revenues, partially offset by higher compensation costs and delivery inefficiencies on certain contracts.

•	Products operating income increased due to strong revenue growth and lower sales and marketing costs as a percentage of revenue before reimbursements, partially offset by higher compensation costs. Operating income also increased due to the impact of a $225 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, partially offset by revenue recognized in connection with a contract termination in our Retail industry group in the EMEA region recorded during the third quarter of fiscal 2006. See footnote (1) to the “Net revenues (by operating group, geography and type of work) and reimbursements” table above.

•	Public Service operating income increased due to the impact of a $225 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006. The fiscal 2007 operating income also reflects consulting revenue growth and improved consulting contract margins, offset by higher compensation costs and asset impairments associated with an outsourcing contract recorded during the first quarter of fiscal 2007. See footnote (1) to the “Net revenues (by operating group, geography and type of work) and reimbursements” table above.

•	Resources operating income increased due to strong revenue growth and improved contract margins, partially offset by higher compensation costs.

Higher compensation costs for the year ended August 31, 2007 resulted from higher annual bonus accruals and market compensation adjustments in certain skill sets and geographies.

Gain on Investments, net

Gain on investments, net was $19 million in fiscal 2007, an increase of $17 million over fiscal 2006. The increase resulted primarily from a gain on the sale of a remaining investment from our portfolio of investments that was written down in fiscal 2002.

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

Earnings Per Share

Diluted earnings per share were $1.97 in fiscal 2007, compared with $1.59 in fiscal 2006. Our earnings per share for the year ended August 31, 2006 were reduced by $0.26 due to the net impact of the second-quarter fiscal 2006 NHS adjustments. See footnote (1) to the “Net revenues (by operating group, geography and type of work) and reimbursements” table above. This reduction of earnings per share was partially offset by increases of $0.08 resulting from the impact of reorganization benefits and $0.16 resulting from the impact of tax benefits recorded in June 2006. For information regarding our earnings per share calculation, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

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

As of August 31, 2008, cash and cash equivalents of $3,603 million combined with $23 million of liquid fixed-income securities that are classified as investments in our Consolidated Balance Sheet totaled $3,626 million, compared with $3,614 million as of August 31, 2007, an increase of $12 million.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Year Ended August 31,
				2008 to 2007
	2008	2007(1)	2006	Change
	(in millions)

Net cash provided by (used in):
Operating activities	$2,803	$2,631	$2,668	$172
Investing activities	(324)	(350)	(243)	26
Financing activities	(2,162)	(2,128)	(1,944)	(34)
Effect of exchange rate changes on cash and cash equivalents	(29)	95	102	(124)

Net increase in cash and cash equivalents(1)	$288	$247	$583	$40

(1)	May not total due to rounding.

Operating activities:  The $172 million increase in cash provided by operating activities was primarily due to higher net income, partially offset by an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) and other changes in operating assets and liabilities.

Investing activities:  The $26 million decrease in cash used was primarily due to a decrease in net purchases of available-for-sale securities and lower spending on property and equipment, driven by effective space management within the Global Delivery Network, partially offset by increased spending on business acquisitions. For additional information regarding our business acquisitions, see Note 6 (Business Combinations and Goodwill) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Financing activities:  The $34 million increase in cash used was primarily due to an increase in cash dividends paid. For additional information, see Note 14 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

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

Borrowing Facilities

As of August 31, 2008, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

		Borrowings
	Facility	Under
	Amount	Facilities
	(in millions)

Syndicated loan facility(1)	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities(2)	350	5
Local guaranteed and non-guaranteed lines of credit(3)	152	—

Total	$1,702	$5

(1)	This facility, which matures on July 31, 2012, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of our consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We continue to be in compliance with these terms. As of August 31, 2008 and 2007, we had no borrowings under the facility. The facility is subject to annual commitment fees.

(2)	We maintain two separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the bilateral revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2008 and 2007, we had $5 million and $1 million, respectively, of borrowings under these facilities.

(3)	We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2008 and 2007, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $169 million and $164 million of letters of credit outstanding as of August 31, 2008 and 2007, respectively. In addition, we had no other short-term borrowings as of August 31, 2008 and 2007, respectively.

We also had total outstanding debt of $3 million and $25 million as of August 31, 2008 and 2007, respectively. The outstanding debt as of August 31, 2007 was primarily incurred in conjunction with the purchase of Accenture HR Services.

Share Purchases and Redemptions

The Board of Directors of Accenture Ltd has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.

A summary of our share purchase activity for cash during the year ended August 31, 2008 is as follows:

				Accenture SCA Class I
	Accenture Ltd Class A			Common Shares and Accenture Canada
	Common Shares			Holdings Inc. Exchangeable Shares			Total
	Shares	Amount		Shares		Amount	Shares	Amount
	(in millions, except share amounts)

Open-market share purchases(1)	10,250,028	$358		—		$—	10,250,028	$358
Other share purchase programs	5,898,398	196	(2)	41,757,115	(3)	1,593	47,655,513	1,789
Other purchases(4)	2,874,791	114		—		—	2,874,791	114

Total	19,023,217	$668		41,757,115		$1,593	60,780,332	$2,261

(1)	We conduct a publicly announced, open-market share purchase program for Accenture Ltd Class A common shares. These shares are held as treasury shares by one or more subsidiaries of Accenture Ltd and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)	On February 1, 2008, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 5,898,398 Accenture Ltd Class A common shares at a per share price of $33.29, resulting in a cash outlay of approximately $196 million. Shares from this transaction were purchased from certain former senior executives residing outside the United States.

(3)	Primarily represents purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees.

(4)	During the year ended August 31, 2008, as authorized under our various employee equity share plans, we acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

On October 25, 2007, the Board of Directors of Accenture Ltd authorized an additional $3.0 billion for share purchases. Management has discretion to use this authorization for purchases under either our publicly announced open-market share purchase program or our other share purchase programs. As of August 31, 2008, our aggregate available authorization was $2.5 billion.

Other Share Redemptions

During fiscal 2008, we issued 11,130,150 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007. The registration statement allows us, at our option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by our senior executives, former executives and their permitted transferees.

Senior Executive Ownership Requirements

To ensure that senior executives continue to maintain equity ownership levels that Accenture considers meaningful, we require current senior executives to comply with the Accenture Senior Executive Equity Ownership Policy. This policy requires senior executives to own Accenture equity valued at a multiple (ranging from 1/2 to 6) of their base compensation determined by their position level.

Senior Executive Trading Policy

We have a Senior Executive Trading Policy applicable to our senior executives that provides, among other things, that covered shares held by actively employed senior executives will be subject to company-imposed quarterly trading guidelines. We set allocation limits of unrestricted covered shares based on a composite average weekly volume of trading in Accenture Ltd Class A common shares.

These guidelines allow us to manage the total number of shares redeemed, sold or otherwise transferred by our senior executives in any calendar quarter. The guidelines, which can be adjusted by management, are not legal or contractual restrictions, however, and there is a risk that the internal sanctions available to us might not adequately dissuade individual employees from attempting transfers in excess of the amounts permitted under the policy. The Senior Executive Trading Policy also prohibits senior executives from trading in any Accenture equity during any company-designated black-out period.

Subsequent Development

On September 24, 2008, Accenture Ltd declared a cash dividend of $0.50 per share on our Class A common shares for shareholders of record at the close of business on October 10, 2008. Accenture Ltd will cause Accenture SCA to declare a cash dividend of $0.50 per share on its Class I common shares for shareholders of record at the close of business on October 7, 2008. Both dividends are payable on November 17, 2008.

Obligations and Commitments

As of August 31, 2008, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations(1)(2)	Total(3)	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)

Long-term debt	$3	$2	$1	$—	$—
Operating leases	2,260	427	600	358	875
Retirement obligations(4)	158	36	44	23	55
Other commitments(5)	103	71	27	4	—

Total	$2,524	$536	$672	$385	$930

(1)	We adopted FIN 48 on September 1, 2007. The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. For additional information, refer to Note 10 (Income Taxes) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

(2)	In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. As of August 31, 2008, the remaining liability for reorganization costs was $309 million, of which $299 million was classified as Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. The reorganization liabilities have been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2009 because we expect final determinations will have occurred. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization cost or benefit in our Consolidated Income Statement. For additional information, refer to Note 3 (Reorganization Costs (Benefits)) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

(3)	May not total due to rounding.

(4)	This represents projected payments under certain unfunded retirement plans for former pre-incorporation partners. Because both of these plans are unfunded, we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.

(5)	Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements

We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.

From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. To date, we have not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, see Note 16 (Commitments and Contingencies) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Recently Adopted Accounting Pronouncements

On September 1, 2007, we adopted the provisions of FIN 48, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. For additional information, see Note 10 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement requires enhanced disclosures for derivative instruments and hedging activities about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows. We will adopt the provisions of SFAS 161 on December 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which is a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009. The impact of SFAS 141R on our Consolidated Financial Statements will depend on the size and nature of any acquisitions on or after September 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Upon adoption of SFAS 160 on September 1, 2009, our minority interest will be reported as a separate component of Consolidated Shareholders’ Equity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On September 1, 2008, we adopted the provisions of SFAS 157 and it did not have a material impact on our Consolidated Financial Statements. On September 1, 2009, we will adopt the provisions of FSP 157-2, and we are currently assessing the potential impact that adoption of FSP 157-2 may have on our Consolidated Financial Statements.

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

Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Indian rupee, U.S. dollar/euro, U.S. dollar/Swiss franc, U.S. dollar/yen and U.S. dollar/Norwegian krone—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our Global Delivery Network and typically have maturities not exceeding three years. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso and U.K. pound/Indian rupee—are intended to partially offset the impact of currency movements on future costs relating to resources supplied by Accenture’s Global Delivery Network.

For designated cash flow hedges, gains (losses) currently recorded in Accumulated Other Comprehensive Income will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of Services. As of August 31, 2008, it is anticipated that $2.2 million of the net gains, net of tax currently recorded in Accumulated Other Comprehensive Income will be reclassified into Cost of Services within the next 12 months.

We use sensitivity analysis to determine the effects that market exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $146 million and $9 million as of August 31, 2008 and 2007, respectively.

Interest Rate Risk

The interest rate risk associated with our borrowing and investing activities as of August 31, 2008 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

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

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

(c)	Changes in Internal Control over Financial Reporting

There has been no change in Accenture Ltd’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, Accenture Ltd’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Director Biographies” in the Proxy Statement for our 2009 Annual General Meeting of Shareholders (the “2009 Proxy Statement”). Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Form 10-K. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement. Information about our Code of Business Ethics governing our employees, including our chief executive officer, chief financial officer and principal accounting officer, is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Board Meetings and Committees” in the 2009 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Audit Committee” in the 2009 Proxy Statement.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the Proxy Statement for our Annual General Meeting of Shareholders filed with the SEC on December 28, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Information about director and executive compensation is incorporated by reference from the discussion under the headings “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Reports of the Committees of the Board—Compensation Committee Report” in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information about security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference from the discussion under the headings “Beneficial Ownership of Directors and Executive Officers” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities” in the 2009 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of August 31, 2008, certain information related to our compensation plans under which Accenture Ltd Class A common shares may be issued.

Number of Shares
	Number of Shares			Remaining Available
	to be Issued Upon			for Future Issuance
	Exercise of		Weighted-Average	Under Equity
	Outstanding		Exercise Price of	Compensation Plans
	Options,		Outstanding	(Excluding
	Warrants and		Options, Warrants	Securities Reflected
Plan Category	Rights		and Rights	in 1st Column)

Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	89,666,887	(1)	$19.14	140,153,960
2001 Employee Share Purchase Plan	—		N/A	21,672,757
Equity compensation plans not approved by shareholders	—		N/A	—

Total	89,666,887			161,826,717

(1)	Consists of 34,981,064 stock options with a weighted average exercise price of $19.14 per share and 54,685,823 restricted share units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related persons is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Certain Relationships and Related Person Transactions” in the 2009 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Director Independence” in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2008 and 2007 and our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under the heading “Independent Auditors’ Fees” in the 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.	Financial Statements as of August 31, 2008 and August 31, 2007 and for the three years ended August 31, 2008—Included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Income Statements

Consolidated Shareholders’ Equity and Comprehensive Income Statements

Consolidated Cash Flows Statements

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None

3.	Exhibit Index:

Exhibit
Number	Exhibit

3.1	Memorandum of Continuance of the Registrant, dated February 21, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A filed on July 2, 2001 (the “July 2, 2001 Form S-1/A”)).
3.2	Form of Bye-laws of the Registrant, effective as of February 7, 2008 (incorporated by reference to Exhibit 3.1 to the February 29, 2008 10-Q).
9.1	Form of Voting Agreement, dated as of April 18, 2001, among the Registrant and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the February 28, 2005 10-Q).
10.1	Form of Non-Competition Agreement, dated as of April 18, 2001, among the Registrant and certain employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on April 19, 2001 (the “April 19, 2001 Form S-1”)).
10.2	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A filed on July 12, 2001).
10.3	2001 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the November 30, 2001 10-Q).
10.4	Form of Articles of Association of Accenture SCA, updated as of December 14, 2007 (incorporated by reference to Exhibit 3.2 to the November 30, 2007 10-Q).
10.5	Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 10.2 to the February 28, 2005 10-Q).
10.6	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the April 19, 2001 Form S-1).
10.7	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the April 19, 2001 Form S-1).
10.8	Form of Support Agreement, dated as of May 23, 2001, between the Registrant and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the July 2, 2001 Form S-1/A).
10.9	Form of Employment Agreement of Messrs. Campbell, Cole, Frerichs, Green, Rohleder and Scrivner and Ms. Craig (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A filed on June 8, 2001 (the “June 8, 2001 S-1/A”)).
10.10	Form of Employment Agreement of Karl-Heinz Flöther (filed herewith).
10.11	Form of Employment Agreement of Messrs. Coughlan and Foster (filed herewith).
10.12	Form of Employment Agreement of Gianfranco Casati (English translation) (filed herewith).
10.13	Form of Employment Agreement of Alexander van ’t Noordende (English translation) (incorporated by reference to Exhibit 10.14 to the August 31, 2006 10-K).
10.14	Form of Employment Agreement of Pierre Nanterme (English translation) (incorporated by reference to Exhibit 10.14 to the August 31, 2007 10-K).
10.15	Form of Employment Agreement of Juan Domenech (English translation) (filed herewith).
10.16	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A).

Exhibit
Number	Exhibit

10.17	Form of Exchange Trust Agreement by and between the Registrant and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A).
10.18	Form of Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 9.1 to the November 30, 2002 10-Q).
10.19	Form of Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 9.1 to Accenture SCA’s November 30, 2002 10-Q).
10.20	Form of First Amendment, dated as of May 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(13) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on September 30, 2003).
10.21	Form of First Amendment, dated as of May 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(14) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on September 30, 2003).
10.22	Form of Second Amendment, dated as of October 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(15) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on April 29, 2004).
10.23	Form of Second Amendment, dated as of October 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(16) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on April 29, 2004).
10.24	Form of Ltd Transfer Restriction Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.3 to the May 31, 2005 10-Q).
10.25	Form of SCA Transfer Restriction Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.2 to the May 31, 2005 10-Q).
10.26	Form of Transfer Agreement (for transfers of “Unrestricted” Shares of Accenture Ltd) for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.5 to the May 31, 2005 10-Q).
10.27	Form of Transfer Agreement (for transfers of “Unrestricted” Shares of Accenture SCA) for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.4 to the May 31, 2005 10-Q).
10.28	Form of Restricted Share Unit Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the November 30, 2004 10-Q).
10.29	Form of Nonqualified Share Option Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the November 30, 2004 10-Q).

Exhibit
Number	Exhibit

10.30	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2007 10-Q).
10.31	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2007 10-Q).
10.32	Form of Senior Leadership Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2007 10-Q).
10.33	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2007 10-Q).
10.34	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 29, 2008 10-Q).
10.35	Description of Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2006 10-Q).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
23.2	Consent of KPMG LLP related to the Accenture Ltd 2001 Employee Share Purchase Plan (filed herewith).
24.1	Power of Attorney (included on the signature page hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Accenture Ltd 2001 Employee Share Purchase Plan Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 20, 2008 by the undersigned, thereunto duly authorized.

Accenture Ltd

By:	/s/ William D. Green
Name: William D. Green
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Green, Pamela J. Craig and Douglas G. Scrivner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 20, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

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

We have audited the accompanying Consolidated Balance Sheets of Accenture Ltd and its subsidiaries as of August 31, 2008 and 2007, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended August 31, 2008. We also have audited Accenture Ltd’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture Ltd’s management is responsible for these Consolidated Financial Statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Accenture Ltd and its subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-

year period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Accenture Ltd maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Note 10 to the Consolidated Financial Statements, the Company, as of September 1, 2007, changed its method of accounting for uncertain tax positions. As disclosed in Note 11 to the Consolidated Financial Statements, the Company, as of August 31, 2007, changed its method of accounting for defined benefit pension and other post retirement plans. Additionally, as disclosed in Note 1 to the Consolidated Financial Statements, the Company, as of September 1, 2005, changed its method of accounting for share-based awards.

/s/ KPMG LLP
Chicago, Illinois
October 20, 2008

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

August 31, 2008 and 2007
(In thousands of U.S. dollars, except share and per share amounts)

	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,602,760	$3,314,396
Short-term investments	20,282	231,278
Receivables from clients, net	2,996,815	2,409,299
Unbilled services, net	1,518,580	1,290,035
Deferred income taxes, net	425,859	318,172
Other current assets	594,832	407,998

Total current assets	9,159,128	7,971,178

NON-CURRENT ASSETS:
Unbilled services, net	43,627	63,995
Investments	19,034	81,935
Property and equipment, net	800,164	808,069
Goodwill	839,957	643,728
Deferred contract costs	539,856	407,640
Deferred income taxes, net	613,943	389,858
Other non-current assets	382,816	380,759

Total non-current assets	3,239,397	2,775,984

TOTAL ASSETS	$12,398,525	$10,747,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$6,570	$23,795
Accounts payable	1,017,227	985,071
Deferred revenues	1,810,661	1,701,990
Accrued payroll and related benefits	2,809,196	2,274,098
Accrued consumption taxes	343,658	220,219
Income taxes payable	249,986	942,310
Deferred income taxes, net	57,258	39,078
Other accrued liabilities	553,322	692,759

Total current liabilities	6,847,878	6,879,320

NON-CURRENT LIABILITIES:
Long-term debt	1,708	2,565
Deferred revenues relating to contract costs	555,935	303,159
Retirement obligation	483,857	494,416
Deferred income taxes, net	32,258	31,758
Income taxes payable	1,086,244	32,330
Other non-current liabilities	197,970	200,096

Total non-current liabilities	2,357,972	1,064,324

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	652,169	740,186

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, zero shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 659,097,033 and 635,108,578 shares issued as of August 31, 2008 and August 31, 2007, respectively	15	14
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 118,331,269 and 162,629,929 shares issued and outstanding as of August 31, 2008 and August 31, 2007, respectively	3	4
Restricted share units	819,577	649,475
Additional paid-in capital	—	—
Treasury shares, at cost, 46,215,019 and 39,187,569 shares as of August 31, 2008 and August 31, 2007, respectively	(1,405,732)	(1,033,025)
Retained earnings	3,120,515	2,362,703
Accumulated other comprehensive income	6,128	84,161

Total shareholders’ equity	2,540,506	2,063,332

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,398,525	$10,747,162

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED INCOME STATEMENTS

For the Years Ended August 31, 2008, 2007 and 2006
(In thousands of U.S. dollars, except share and per share amounts)

	2008	2007	2006

REVENUES:
Revenues before reimbursements (“Net revenues”)	$23,386,802	$19,695,814	$16,646,391
Reimbursements	1,927,024	1,756,933	1,581,975

Revenues	25,313,826	21,452,747	18,228,366
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	16,201,217	13,654,341	11,652,216
Reimbursable expenses	1,927,024	1,756,933	1,581,975

Cost of services	18,128,241	15,411,274	13,234,191
Sales and marketing	2,270,789	1,903,990	1,708,392
General and administrative costs	1,880,342	1,618,498	1,492,690
Reorganization costs (benefits), net	22,872	26,366	(47,966)

Total operating expenses	22,302,244	18,960,128	16,387,307

OPERATING INCOME	3,011,582	2,492,619	1,841,059
Gain on investments, net	6,476	18,532	2,018
Interest income	114,621	154,566	129,547
Interest expense	(22,704)	(25,036)	(21,146)
Other expense, net	(2,213)	(21,763)	(27,811)

INCOME BEFORE INCOME TAXES	3,107,762	2,618,918	1,923,667
Provision for income taxes	910,574	895,861	490,535

INCOME BEFORE MINORITY INTEREST	2,197,188	1,723,057	1,433,132
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.	(485,891)	(453,917)	(447,382)
Minority interest—other	(19,546)	(25,992)	(12,421)

NET INCOME	$1,691,751	$1,243,148	$973,329

Weighted average Class A common shares:
Basic	610,949,205	604,128,805	589,099,824
Diluted	822,371,710	862,431,623	894,664,164
Earnings per Class A common share:
Basic	$2.77	$2.06	$1.65
Diluted	$2.65	$1.97	$1.59
Cash dividends per share	$0.42	$0.35	$0.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Years Ended August 31, 2008, 2007 and 2006
(In thousands of U.S. dollars and in thousands of share amounts)

											Accumulated
		Class A		Class X							Other
		Common		Common		Restricted	Additional				Comprehensive
	Preferred	Shares		Shares		Share	Paid-in	Treasury Shares		Retained	Income
	Shares	$	No. Shares	$	No. Shares	Units	Capital	$	No. Shares	Earnings	(Loss)	Total

Balance as of August 31, 2005	$—	$13	602,706	$7	321,088	$365,708	$1,365,013	$(763,682)	(32,266)	$962,339	$(232,484)	$1,696,914
Comprehensive income:
Net income										973,329		973,329
Other comprehensive income:
Unrealized losses on marketable securities, net of reclassification adjustments											(1,260)	(1,260)
Foreign currency translation adjustments											52,423	52,423
Minimum pension liability adjustment, net of tax											154,827	154,827

Other comprehensive income											205,990

Comprehensive income												1,179,319
Income tax benefit on:
Share-based compensation plans							100,508					100,508
Contract termination										497		497
Purchases of Class A common shares			(581)				(16,192)	(366,481)	(15,470)			(382,673)
Share-based compensation expense						152,158	112,952					265,110
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares				(1)	(76,081)		(1,704,353)					(1,704,354)
Issuances of Class A common shares related to employee share programs		1	15,441			(49,141)	273,089	260,206	10,745	(47,237)		436,918
Dividends						13,564				(281,537)		(267,973)
Minority interest							569,989					569,989

Balance as of August 31, 2006	$—	$14	617,566	$6	245,007	$482,289	$701,006	$(869,957)	(36,991)	$1,607,391	$(26,494)	$1,894,255
Adoption of FASB Statement No. 158, net of tax											26,053	26,053
Comprehensive income:
Net income										1,243,148		1,243,148
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments											2,165	2,165
Foreign currency translation adjustments											84,474	84,474
Minimum pension liability adjustment, net of tax											(2,037)	(2,037)

Other comprehensive income											84,602

Comprehensive income												1,327,750
Income tax benefit on:
Share-based compensation plans							27,469					27,469
Contract termination										31		31
Purchases of Class A common shares			(759)				(21,559)	(412,918)	(12,518)	(6,372)		(440,849)
Share-based compensation expense						242,435	62,128					304,563

											Accumulated
		Class A		Class X							Other
		Common		Common		Restricted	Additional				Comprehensive
	Preferred	Shares		Shares		Share	Paid-in	Treasury Shares		Retained	Income
	Shares	$	No. Shares	$	No. Shares	Units	Capital	$	No. Shares	Earnings	(Loss)	Total

Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares				(2)	(82,377)		(1,706,399)			(160,697)		(1,867,098)
Issuances of Class A common shares:
Employee share programs			15,116			(89,846)	338,763	249,850	10,321	(10,517)		488,250
Upon redemption of Accenture SCA Class I common shares			3,186									—
Dividends						14,597	2,625			(310,281)		(293,059)
Minority interest							595,967					595,967

Balance as of August 31, 2007	$—	$14	635,109	$4	162,630	$649,475	$—	$(1,033,025)	(39,188)	$2,362,703	$84,161	$2,063,332
Adoption of FASB Interpretation No. 48							(1,756)			19,245		17,489
Comprehensive income:
Net income										1,691,751		1,691,751
Other comprehensive income:
Unrealized gains on cash flow hedges, net of tax and reclassification adjustments											11,381	11,381
Unrealized gains on marketable securities, net of reclassification adjustments											625	625
Foreign currency translation adjustments, net of tax											(59,001)	(59,001)
Amortization of losses related to pension and other postretirement benefits, net of tax											(31,038)	(31,038)

Other comprehensive loss											(78,033)

Comprehensive income												1,613,718
Income tax benefit on share-based compensation plans							57,017					57,017
Purchases of Class A common shares			(1,512)				(52,515)	(608,406)	(17,511)	(7,375)		(668,296)
Share-based compensation expense						336,542	40,249					376,791
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares				(1)	(44,299)		(1,001,645)			(591,292)		(1,592,938)
Issuances of Class A common shares:
Employee share programs		1	14,370			(186,119)	391,386	235,699	10,484			440,967
Upon redemption of Accenture SCA Class I common shares			11,130									—
Dividends						19,679				(353,364)		(333,685)
Minority interest							567,264					567,264
Other										(1,153)		(1,153)

Balance as of August 31, 2008	$—	$15	659,097	$3	118,331	$819,577	$—	$(1,405,732)	(46,215)	$3,120,515	$6,128	$2,540,506

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED CASH FLOWS STATEMENTS

For the Years Ended August 31, 2008, 2007 and 2006
(In thousands of U.S. dollars)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,691,751	$1,243,148	$973,329
Adjustments to reconcile Net income to Net cash provided by operating activities—
Depreciation, amortization and asset impairments	491,421	444,499	351,947
Reorganization costs (benefits), net	22,872	26,366	(47,966)
Share-based compensation expense	377,365	306,795	270,884
Deferred income taxes, net	(89,952)	(107,673)	(223,637)
Minority interest	505,437	479,909	459,803
Other, net	(10,658)	(14,769)	(1,163)
Change in assets and liabilities, net of acquisitions—
Receivables from clients, net	(509,528)	(367,342)	(90,458)
Unbilled services, current and non-current	(255,317)	(7,476)	400,142
Other current and non-current assets	(449,838)	(356,747)	23,100
Accounts payable	23,787	63,922	48,157
Deferred revenues, current and non-current	474,213	373,352	130,504
Accrued payroll and related benefits	465,191	529,762	228,688
Income taxes payable, current and non-current	123,618	180,853	(68,961)
Other current and non-current liabilities	(57,114)	(164,034)	213,620

Net cash provided by operating activities	2,803,248	2,630,565	2,667,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	309,541	885,463	657,629
Purchases of available-for-sale investments	(27,694)	(693,733)	(401,181)
Proceeds from sales of property and equipment	10,839	14,549	13,951
Purchases of property and equipment	(320,368)	(364,371)	(306,174)
Purchases of businesses and investments, net of cash acquired	(298,110)	(192,356)	(210,985)
Proceeds from sale of business, net of cash transferred	1,798	—	4,260

Net cash used in investing activities	(323,994)	(350,448)	(242,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	440,967	488,250	436,918
Purchases of common shares	(2,261,234)	(2,307,947)	(2,087,027)
Proceeds from long-term debt	4,491	2,225	7,669
Repayments of long-term debt	(26,525)	(26,620)	(23,983)
Proceeds from short-term borrowings	120,566	39,080	40,269
Repayments of short-term borrowings	(116,517)	(40,554)	(52,657)
Cash dividends paid	(333,685)	(293,059)	(267,973)
Excess tax benefits from share-based payment arrangements	63,368	56,178	42,832
Other, net	(52,948)	(45,259)	(40,515)

Net cash used in financing activities	(2,161,517)	(2,127,706)	(1,944,467)
Effect of exchange rate changes on cash and cash equivalents	(29,373)	94,997	101,976

NET INCREASE IN CASH AND CASH EQUIVALENTS	288,364	247,408	582,998
CASH AND CASH EQUIVALENTS, beginning of period	3,314,396	3,066,988	2,483,990

CASH AND CASH EQUIVALENTS, end of period	$3,602,760	$3,314,396	$3,066,988

Supplemental cash flow information
Interest paid	$22,888	$24,847	$20,837
Income taxes paid	$946,876	$798,286	$768,313

The accompanying Notes are an integral part of these Consolidated Financial Statements

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Accenture Ltd is one of the world’s leading management consulting, technology services and outsourcing organizations. Accenture Ltd operates globally with one common brand and business model designed to enable it to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, the Company delivers competitively priced, high-value services that help clients measurably improve business performance. The Company’s global delivery model enables it to provide a complete end-to-end delivery capability by drawing on its global resources to deliver high-quality, cost-effective solutions to clients under demanding timeframes.

In fiscal 2005, the Company developed and announced a new, broader career model for its highest-level executives that recognizes the diversity of roles and responsibilities demonstrated by these employees. This new career framework replaced the internal use of the “partner” title with the more comprehensive “senior executive” title and applies the “senior executive” title to its highest-level employees, including those employees previously referred to as partners. However, for proper context, Accenture Ltd continues to use the term “partner” in these Notes to Consolidated Financial Statements to refer to these persons in certain situations related to its reorganization and the period prior to its incorporation.

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

The shares of Accenture SCA and Accenture Canada Holdings Inc. held by persons other than the Company are treated as a minority interest in the Consolidated Financial Statements. The minority interest percentages were 19% and 24% as of August 31, 2008 and 2007, respectively. Purchases and/or redemptions of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.

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

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2008 presentation.

Revenue Recognition

Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities. Contract loss provisions recorded as of August, 31, 2008 and 2007 are immaterial.

Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and the Company concludes the amounts are earned.

Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. In a number of these arrangements, the Company hires client employees and becomes responsible for certain client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services, in which case revenues are recognized when

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

the services are performed and amounts are earned in accordance with SAB 101, as amended by SAB 104. Revenues from time-and-materials or cost-plus contracts are recognized as the services are performed. In such contracts, the Company’s effort, measured by time incurred, represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.

Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $522,806 and $382,914 as of August 31, 2008 and 2007, respectively, and are included in Deferred contract costs. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $549,865 and $297,615 as of August 31, 2008 and 2007, respectively, and are included in non-current Deferred revenues relating to contract costs.

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

Revenues before reimbursements (“net revenues”) include the margin earned on computer hardware and software, as well as revenues from alliance agreements. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware and software resales. In addition, Reimbursements include allocations from gross billings to record an

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Operating Expenses

Selected components of operating expenses were as follows:

	Year Ended August 31,
	2008	2007	2006

Training costs	$985,929	$775,768	$680,662
Research and development costs	390,168	307,357	298,354
Advertising costs	91,034	94,404	68,810
Provision for doubtful accounts	1,772	9,441	9,389

Subcontractor costs are included in Cost of services as they are incurred.

Employee Share-Based Compensation Arrangements

Since September 1, 2005, the Company has recorded compensation expense for its employee stock options and share purchase rights in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Compensation expense is recognized over the requisite service period for awards of equity instruments to employees based on the grant-date fair value of those awards expected to ultimately vest (with limited exceptions). Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Income Taxes

The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company establishes liabilities or reduces assets for uncertain tax benefits when the Company believes certain tax positions are not more likely than not of being sustained if challenged. Each fiscal quarter, the Company evaluates these uncertain tax benefits and adjusts the related tax assets and liabilities in light of changing facts and circumstances.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive income. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Foreign currency transaction losses, net are included in Other expense, net and totaled $5,246, $26,313 and $30,778 in fiscal 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including time deposits and certificates of deposit of $2,663,516 and $919,063 as of August 31, 2008 and 2007, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings.

Client Receivables and Allowances

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2008 and 2007, total allowances recorded for client receivables and unbilled services were $42,912 and $44,302, respectively. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones. Imputed interest is recorded at market rates in Interest income.

Concentrations of Credit Risk

The Company’s financial instruments are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, foreign exchange instruments, client receivables, and unbilled services. The Company places its cash and cash equivalents and foreign exchange instruments with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business. Client receivables are dispersed across many different industries and countries; therefore, concentrations of credit risk are limited.

Investments

All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Marketable short-term and long-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income until realized. Quoted market prices are used to determine the fair values of common equity and debt securities that were issued by publicly traded entities. Interest and amortization of premiums and discounts for debt securities are included in Interest income. Realized gains and losses on securities are determined based on the FIFO method and are included in Gain on investments, net. The Company does not hold these investments for speculative or trading purposes.

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

Recently Adopted Accounting Pronouncements

On September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. For additional information, see Note 10 (Income Taxes) to these Consolidated Financial Statements.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

2.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Year Ended August 31,
	2008	2007	2006

Basic Earnings per share
Net income available for Class A common shareholders	$1,691,751	$1,243,148	$973,329
Basic weighted average Class A common shares	610,949,205	604,128,805	589,099,824

Basic earnings per share	$2.77	$2.06	$1.65

Diluted Earnings per share
Net income available for Class A common shareholders	$1,691,751	$1,243,148	$973,329
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.(1)	485,891	453,917	447,382

Net income for per share calculation	$2,177,642	$1,697,065	$1,420,711

Basic weighted average Class A common shares	610,949,205	604,128,805	589,099,824
Class A common shares issuable upon redemption/exchange of minority interest(1)	176,064,009	221,333,732	274,435,250
Diluted effect of employee compensation related to Class A common shares	35,281,779	36,914,382	30,945,373
Diluted effect of employee share purchase plan related to Class A common shares	76,717	54,704	183,717

Weighted average Class A common shares	822,371,710	862,431,623	894,664,164

Diluted earnings per share	$2.65	$1.97	$1.59

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture Ltd Class A common shares on a one-for-one basis. The income effect does not take into account “Minority interest—other,” since those shares are not redeemable or exchangeable for Accenture Ltd Class A common shares.

For fiscal 2008, 2007 and 2006, 53,948 options, 8,318 options and zero options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

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

The Company’s reorganization activity is as follows:

	Year Ended August 31,
	2008	2007	2006

Reorganization liability balance, beginning of period	$401,228	$350,864	$381,440
Final determinations(1)	(86,764)	(44,066)	(72,362)
Changes in estimates	86,764	44,066	—

Benefits recorded	—	—	(72,362)
Interest expense accrued	22,872	26,366	24,396

Reorganization costs (benefits), net	22,872	26,366	(47,966)
Payments	(143,184)	—	—
Foreign currency translation	27,778	23,998	17,390

Reorganization liability, end of period	$308,694	$401,228	$350,864

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

As of August 31, 2008, reorganization liabilities of $298,711 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $9,983 were included in Other non-current liabilities. Timing of the resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments could exceed the reorganization liability currently recorded.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated other comprehensive income are as follows:

	August 31,
	2008	2007

Net unrealized gains on cash flow hedges, net of tax of $4,959 and $0, respectively	$11,381	$—
Net unrealized losses on marketable securities	(689)	(1,314)
Foreign currency translation adjustments, net of tax of $1,883 and $0, respectively	34,860	93,861
Pension and postretirement plans, net of tax of $25,324 and $8,137, respectively	(39,424)	(8,386)

Accumulated other comprehensive income	$6,128	$84,161

The activity related to the net change in net unrealized gains, net of tax, on cash flow hedges is as follows:

	Year Ended August 31,
	2008	2007

Net unrealized gains on cash flow hedges, net of tax, beginning of period	$—	$—
Change in net unrealized gains, net of tax of $6,102	13,030	—
Net unrealized gains reclassified to earnings, net of tax of $(1,143)	(1,649)	—

Net unrealized gains on cash flow hedges, net of tax, end of period	$11,381	$—

5.	PROPERTY AND EQUIPMENT

The components of Property and equipment, net are as follows:

	August 31,
	2008	2007

Buildings and land	$4,424	$4,102
Computers, related equipment and software	1,429,811	1,410,010
Furniture and fixtures	353,773	332,798
Leasehold improvements	637,841	617,305

Property and equipment, gross	2,425,849	2,364,215
Total accumulated depreciation	(1,625,685)	(1,556,146)

Property and equipment, net	$800,164	$808,069

6.	BUSINESS COMBINATIONS AND GOODWILL

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

During the year ended August 31, 2007, the Company acquired the net assets of a provider of management consulting services that assists companies and governments in enhancing their performance through strategic process improvements, accelerated innovation and streamlined operations. In addition, during the year ended August 31, 2007, the Company completed two individually immaterial acquisitions of businesses providing various technology consulting, advisory and outsourcing services. The total consideration for all fiscal 2007 acquisitions was $187,030. In connection with these acquisitions, the Company recorded combined goodwill of $127,129, a portion of which was allocated to each of the reportable segments. The Company also recorded $36,546 in intangible assets, primarily related to customer relationships and intellectual property. The intangible assets are being amortized over a period of one to six years. The pro forma effects on the Company’s operations were not material.

During the year ended August 31, 2007, the Company also recorded net reductions in goodwill of $25,910, primarily resulting from reversals of valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting for previous acquisitions and other adjustments related to purchase accounting for previous acquisitions.

During the year ended August 31, 2008, the Company completed twelve individually immaterial acquisitions of businesses providing various technology consulting, advisory and outsourcing services, for total consideration of $304,431. In addition, the Company may be required to make payments totaling up to approximately $70,000 in additional purchase price over a four-year period that began on September 1, 2008, conditional on achieving certain performance measures or periods of service. In connection with these acquisitions, the Company recorded combined goodwill of $212,075, a portion of which was allocated to each of the reportable segments. The Company also recorded $72,005 in intangible assets, primarily related to customer relationships and intellectual property. The intangible assets are being amortized over a period of less than one year to fifteen years. The pro forma effects on the Company’s operations were not material.

The Company follows the impairment provisions and disclosure requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”. As such, the Company performed impairment tests of goodwill for the three years ended August 31, 2008 and determined that goodwill was not impaired. The changes in the carrying amount of goodwill by reportable segment are as follows:

			Foreign			Foreign
			Currency			Currency
	August 31,	Additions/	Translation	August 31,	Additions/	Translation	August 31,
	2006	Adjustments	Adjustments	2007	Adjustments	Adjustments	2008

Communications & High Tech	$82,739	$27,556	$4,902	$115,197	$52,959	$(4,770)	$163,386
Financial Services	123,592	2,647	2,104	128,343	17,727	(2,690)	143,380
Products	258,390	24,216	4,970	287,576	45,779	(4,023)	329,332
Public Service	33,253	36,537	1,421	71,211	65,324	(1,640)	134,895
Resources	29,674	10,263	1,464	41,401	30,286	(2,723)	68,964

Total	$527,648	$101,219	$14,861	$643,728	$212,075	$(15,846)	$839,957

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

7.	INVESTMENTS

The components of the Company’s investments are as follows:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

August 31, 2008
Available-for-sale debt securities
Asset-backed securities	$3,647	$19	$—	$3,666
Certificates of deposit and time deposits	—	—	—	—
Corporate debt securities	27,278	34	(178)	27,134
Foreign government securities	2,126	10	(55)	2,081
U.S. Treasury securities	—	—	—	—

Total available-for-sale debt securities	33,051	63	(233)	32,881
Available-for-sale equity securities	2,620	94	(613)	2,101

Total available-for-sale securities	35,671	157	(846)	34,982
Other	4,334	—	—	4,334

Total investments as of August 31, 2008	$40,005	$157	$(846)	$39,316

August 31, 2007
Available-for-sale debt securities
Asset-backed securities	$27,459	$1	$(199)	$27,261
Certificates of deposit and time deposits	56,000	—	(14)	55,986
Corporate debt securities	167,706	29	(669)	167,066
Foreign government securities	3,264	5	(22)	3,247
U.S. Treasury securities	56,362	—	(483)	55,879

Total available-for-sale debt securities	310,791	35	(1,387)	309,439
Available-for-sale equity securities	2,477	418	(380)	2,515

Total available-for-sale securities	313,268	453	(1,767)	311,954
Other	1,259	—	—	1,259

Total investments as of August 31, 2007	$314,527	$453	$(1,767)	$313,213

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The amortized cost and estimated fair value of available-for-sale debt securities, by contractual maturity, are as follows:

	August 31, 2008
	Amortized	Estimated
	Cost	Fair Value

Due in 1 year or less	$17,741	$17,608
Due in 1-2 years	6,408	6,391
Due in 2-3 years	780	787
Due in 3-4 years	5,064	5,070
Due in 4-5 years	350	342
Due after 5 years	2,708	2,683

Total available-for-sale debt securities	$33,051	$32,881

Information related to available-for-sale investments is as follows:

	Year Ended August 31,
	2008	2007	2006

Proceeds from maturities	$245,253	$662,190	$504,265
Proceeds from sales	64,288	223,273	153,364
Gross realized gains	830	19,175	3,347
Gross realized losses	556	156	305

8.	DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The Company has limited its credit risk by using standard counterparty master agreements containing netting and set-off provisions and by entering into derivative transactions only with highly rated major financial institutions. The Company does not enter into derivative transactions for trading purposes.

All derivative instruments are recognized at estimated fair value and are reported in Other current assets and Other accrued liabilities in the Consolidated Balance Sheet. Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting. The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The notional and fair values of all derivative instruments were as follows:

	August 31,
	2008		2007
	Notional	Fair	Notional	Fair
	Value	Value	Value	Value

Foreign currency forward exchange contracts:
To sell	$211,230	$(163)	$427,602	$(8,470)
To buy	1,632,742	15,604	510,271	3,726

Cash Flow Hedges

Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by Accenture’s Global Delivery Network. To mitigate this risk, the Company uses foreign exchange forwards to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As of August 31, 2008, the Company held no derivatives that were designated as fair value or net investment hedges.

In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation should include a description of the hedging instrument, the hedge item, the risk being hedged, the Company’s risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. The Company assesses the ongoing effectiveness of its hedges in accordance with the Hypothetical Derivative Method as described in Derivative Implementation Group Issue No. G-7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied” and measures and records hedge ineffectiveness at the end of each fiscal quarter.

For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recorded in Accumulated Other Comprehensive Income as a separate component of Shareholders’ Equity. Upon maturity, the effective portion of the cash flow hedge is reclassified into Cost of services in the Consolidated Income Statement in the period during which the hedged transaction is recognized. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statement and for the year ended August 31, 2008 was not material. As of August 31, 2008, amounts related to derivatives designated as cash flow hedges and recorded in Accumulated Other Comprehensive Income totaled $11,381, net of taxes, of which $2,179 is expected to be reclassified into earnings in the next 12 months. In addition, the Company did not discontinue any cash flow hedges.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other Derivatives

The Company also uses forward contracts, which have not been designated as hedges under SFAS 133, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year and are subject to fluctuations in foreign exchange rates. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement.

9.	BORROWINGS AND INDEBTEDNESS

As of August 31, 2008, the Company had the following borrowing facilities:

		Borrowings
		Under
	Facility Amount	Facilities

Syndicated loan facility(1)	$1,200,000	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities(2)	350,000	4,884
Local guaranteed and non-guaranteed lines of credit(3)	152,090	—

Total	$1,702,090	$4,884

(1)	This facility, which matures on July 31, 2012, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on the Company’s assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of the Company’s consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. The Company continues to be in compliance with these terms. As of August 31, 2008 and 2007, the Company had no borrowings under the facility. The facility is subject to annual commitment fees.

(2)	The Company maintains two separate bilateral, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the bilateral revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2008 and 2007, the Company had $4,884 and $924, respectively, of borrowings under these facilities. The weighted average interest rate on borrowings under these multicurrency credit facilities and lines of credit, based on the average annual balances, was approximately 8% in fiscal 2008 and 5% in fiscal 2007.

(3)	The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2008 and 2007, the Company had no borrowings under these various facilities.

Under the borrowing facilities described above, the Company had an aggregate of $169,084 and $164,019 of letters of credit outstanding as of August 31, 2008 and 2007, respectively. In addition, the Company had no other short-term borrowings as of August 31, 2008 and 2007, respectively. The Company also had total outstanding debt of $3,394 and $25,430 as of August 31, 2008 and 2007.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

10.	INCOME TAXES

	Year Ended August 31,
	2008	2007	2006

Current taxes:
U.S. federal	$311,270	$361,351	$216,549
U.S. state and local	37,774	44,394	30,935
Non-U.S.	615,306	597,218	463,586

Total current tax expense	964,350	1,002,963	711,070

Deferred taxes:
U.S. federal	(60,911)	(102,741)	(102,321)
U.S. state and local	(8,056)	(12,622)	(14,617)
Non-U.S.	15,191	8,261	(103,597)

Total deferred tax (benefit) expense	(53,776)	(107,102)	(220,535)

Total	$910,574	$895,861	$490,535

Deferred income tax (benefit) expense recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets related to the additional minimum pension liability was ($17,187) and $13,577 in fiscal 2008 and 2007, respectively, and related to the cash flow hedges was $4,959 and $0 in fiscal 2008 and 2007, respectively.

The components of Income before income taxes were as follows:

	Year Ended August 31,
	2008	2007	2006

U.S. sources	$565,933	$606,437	$648,283
Non-U.S. sources	2,541,829	2,012,481	1,275,384

Total	$3,107,762	$2,618,918	$1,923,667

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended August 31,
	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	0.7	1.0	1.7
Reorganization cost (benefits)	0.3	0.4	(0.9)
Final determinations(1)	(3.9)	(1.8)	(10.8)
Deferred tax revaluation(2)	1.2	1.0	(3.8)
Non-U.S. operations	(5.9)	(2.8)	0.5
Other	1.9	1.4	3.8

Effective income tax rate	29.3%	34.2%	25.5%

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.

(2)	Related to updated estimates of the future benefits of certain deferred tax assets and the impact of tax rate changes on deferred tax assets and liabilities.

The components of the Company’s deferred tax assets and liabilities included the following:

	August 31,
	2008	2007

Deferred tax assets:
Pensions	$68,294	$62,482
Revenue recognition	68,354	61,206
Compensation and benefits	293,245	235,905
Stock-based Compensation	254,844	210,001
Tax credit carryforwards	27,441	22,775
Net operating loss carryforwards	163,559	173,402
Depreciation and amortization	150,317	142,661
Other	267,355	83,427

	1,293,409	991,859
Valuation allowance	(143,144)	(157,905)

Total deferred tax assets	1,150,265	833,954

Deferred tax liabilities:
Revenue recognition	(62,321)	(64,440)
Depreciation and amortization	(27,592)	(28,673)
Investments	(46,186)	(59,347)
Other	(63,880)	(44,300)

Total deferred tax liabilities	(199,979)	(196,760)

Net deferred tax assets	$950,286	$637,194

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company recorded valuation allowances of $143,144 and $157,905 as of August 31, 2008 and 2007, respectively, against deferred tax assets principally associated with certain tax net operating loss and tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During the year ended August 31, 2008, the Company recorded a net decrease of $14,761 related to individually insignificant changes in the valuation allowance. As of August 31, 2008 and 2007, $4,316 and $3,997, respectively, of the valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting, the reversal of which in future years will be allocated first to reduce goodwill and then to reduce other non-current intangible assets of the acquired entity. In addition, $0 and $1,092 of the valuation allowances as of August 31, 2008 and 2007, respectively, related to tax attributes, the reversal of which in future years will be allocated to Additional paid-in capital and Retained earnings.

The Company had net operating loss carryforwards as of August 31, 2008 of $572,146. Of this amount, $187,979 expires at various dates through 2027 and $384,167 has an indefinite carryforward period. The Company had tax credit carryforwards as of August 31, 2008 of $27,441, of which $21,887 will expire at various dates through 2022 and $5,554 has an indefinite carryforward period.

The Company adopted the provisions of FIN 48, on September 1, 2007. The adoption of FIN 48 had the following approximate impact on the Company’s Consolidated Financial Statements: increased Non-current deferred income tax assets by $228,900; decreased Current income taxes payable by $757,400; increased Non-current income taxes payable by $968,900; decreased Additional paid-in capital by $1,756; and increased Retained earnings by $19,245, including a $3,200 adjustment recorded in the second quarter of fiscal 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of September 1, 2007	$1,031,800
Additions for tax positions related to the current year	174,585
Additions for tax positions related to prior years	46,720
Reductions for tax positions related to prior years	(131,102)
Statute of limitations expirations	(8,967)
Settlements with tax authorities	(26,035)

Balance as of August 31, 2008	$1,087,001

The unrecognized tax benefit at August 31, 2008 of $1,087,001 can be reduced by $399,187 for items recorded as adjustments to equity and for offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $687,814, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During the year ended August 31, 2008, the Company recognized approximately $59,419 in interest and penalties. The Company had accrued interest and penalties related to uncertain tax positions of $153,381 ($103,502, net of tax benefits) and $151,100 ($107,400,

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

net of tax benefits) on the Company’s Consolidated Balance Sheet as of August 31, 2008 and September 1, 2007, respectively, upon adoption of FIN 48.

The Company is currently under audit by the Internal Revenue Service for the tax years 2003 to 2005. The Company does not expect these years to be effectively settled within the next 12 months. The Company is also currently under audit in numerous state and non-US tax jurisdictions; none of the uncertain tax positions related to these jurisdictions is individually material to the Company’s results of operations or financial condition. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years through 2001. The Company believes that it is reasonably possible that approximately $138,700 of its unrecognized tax benefits, each of which is individually insignificant, may be resolved in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments. The majority of this amount relates to transfer pricing matters and tax credits in non-US jurisdictions.

As of August 31, 2008, the Company had not recognized a deferred tax liability on $1,196,475 of undistributed earnings for certain subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company’s Avanade Inc. subsidiary (“Avanade”) elected to apply this provision to qualifying earnings repatriations in its tax year ending September 30, 2006. Avanade elected under this provision to repatriate $20,643 in September 2006. The tax expense on the repatriated earnings was $4.

Portions of the Company’s operations are subject to reduced tax rates or are free of tax under various tax holidays which expire during fiscal 2010, 2011 and 2013. Some of the holidays are renewable at reduced levels, with renewal periods through 2023. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $71,000, $23,000 and $20,000 in fiscal 2008, 2007 and 2006, respectively.

11.	RETIREMENT AND PROFIT SHARING PLANS

Defined Benefit Pension and Postretirement Benefits

In the United States and certain other countries, the Company maintains and administers defined benefit retirement plans and postretirement medical plans for certain current, retired and resigned employees. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan. The Company utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for pension and postretirement benefit plans, respectively. As of August 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). The Company will adopt the year-end

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

measurement date provision of SFAS No. 158 as of August 31, 2009 and is currently assessing the impact of the change in measurement date on the Consolidated Financial Statements.

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

The impact of the initial adoption of SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheet as of August 31, 2007 for its defined benefit pension and postretirement plans was as follows:

	August 31, 2007		August 31, 2007
	Before	SFAS	After
	SFAS No. 158	No. 158	SFAS No. 158
	Adjustments	Adjustments	Adjustments

Prepaid benefit cost	$146,330	$14,544	$160,874
Deferred income taxes	20,581	(12,444)	8,137
Accrued benefit liability	391,450	(23,932)	367,518
Accumulated other comprehensive (loss) income	(34,439)	26,053	(8,386)

Assumptions

The weighted-average assumptions used to determine the net periodic pension and postretirement benefits expense are as follows:

	Pension Benefits
	Year Ended August 31,
	2008		2007		2006
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Discount rate	6.25%	5.08%	6.50%	4.68%	5.25%	4.28%
Expected rate of return on plan assets	7.50%	5.97%	7.50%	5.67%	7.50%	5.57%
Rate of increase in future compensation	4.50%	3.84%	4.50%	3.45%	4.50%	3.27%

	Postretirement Benefits
	Year Ended August 31,
	2008		2007		2006
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Discount rate	6.25%	5.70%	6.50%	6.00%	5.25%	5.50%
Expected rate of return on plan assets	7.50%/3.50%	N/A	7.50%/3.50%	N/A	7.50%/3.50%	N/A
Rate of increase in future compensation	N/A	2.57%	N/A	2.90%	N/A	3.50%

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The weighted-average assumptions used to determine the fiscal year-end benefit obligations are as follows:

	Pension Benefits				Postretirement Benefits
	Year Ended August 31,				Year Ended August 31,
	2008		2007		2008		2007
		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Discount rate	6.75%	5.45%	6.25%	5.08%	6.75%	6.25%	6.25%	5.70%
Rate of increase in future compensation	4.59%	3.59%	4.50%	3.84%	N/A	2.64%	N/A	2.57%

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

Assumed Health Care Cost Trend

The Company’s U.S. Postretirement Benefits annual rate increases in the per capita cost of health care benefits of 9.4% were assumed for the plan year ending June 30, 2009. The rate is assumed to decrease on a straight-line basis to 5% for the plan year ending June 30, 2018 and remain at that level thereafter. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point		One Percentage Point
	Increase		Decrease
	2008	2007	2008	2007

Effect on total of service and interest cost components	$952	$1,332	$(1,652)	$(1,125)
Effect on year-end postretirement benefit obligation	12,723	12,832	(12,208)	(11,158)

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Pension and Postretirement Benefits Expense

The Company uses either a June 30 or August 31 measurement date for its U.S. and non-U.S. benefit plans.

The components of pension and postretirement benefits expense are as follows:

	Pension Benefits
	Year Ended August 31,
	2008		2007		2006
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Components of pension expense
Service cost	$33,304	$50,542	$50,825	$53,720	$64,410	$51,496
Interest cost	59,954	33,846	53,963	28,491	49,923	20,865
Expected return on plan assets	(70,553)	(35,693)	(59,784)	(26,649)	(52,318)	(19,833)
Amortization of loss (gain)	1,918	(1,497)	1,271	1,319	31,140	1,962
Amortization of prior service cost	276	488	724	684	1,149	709
Curtailment (gain) loss recognized	(13,898)	(497)	(12,608)	(1,640)	—	183
Settlement loss recognized	—	626	—	—	—	—
Special termination benefits charge	—	539	—	—	—	1,582

Total	$11,001	$48,354	$34,391	$55,925	$94,304	$56,964

	Postretirement Benefits
	Year Ended August 31,
	2008		2007		2006
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Components of postretirement expense
Service cost	$6,977	$1,443	$6,665	$1,231	$10,102	$2,061
Interest cost	6,612	1,839	6,081	1,522	6,150	1,766
Expected return on plan assets	(1,637)	—	(1,500)	—	(1,419)	—
Amortization of transitional obligation	80	—	80	—	79	—
Amortization of loss	—	76	—	95	2,518	198
Amortization of prior service cost	(801)	(842)	(801)	(753)	(801)	(281)
Curtailment gain recognized	—	(31)	—	(54)	—	(472)

Total	$11,231	$2,485	$10,525	$2,041	$16,629	$3,272

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status

The changes in the benefit obligation, plan assets and funded status of the Company’s pension and postretirement defined benefit plans were as follows:

	Pension Benefits				Postretirement Benefits
	Year Ended August 31,				Year Ended August 31,
	2008		2007		2008		2007
		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.
Changes in benefit obligation	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Benefit obligation, beginning of year	$973,031	$653,336	$840,271	$616,278	$107,406	$30,879	$94,938	$25,762
Service cost	33,304	50,542	50,825	53,720	6,977	1,443	6,665	1,231
Interest cost	59,954	33,846	53,963	28,491	6,612	1,839	6,081	1,522
Amendments	—	—	(37)	—	—	—	—	—
Termination benefits	—	539	—	—	—	—	—	—
Participant contributions	—	8,286	—	7,701	—	—	—	—
Acquisitions/divestitures/transfers	—	7,138	—	—	—	—	—	—
Curtailments	(14,424)	(735)	(13,373)	(1,439)	—	(119)	—	(309)
Actuarial (gain) loss	(94,200)	(33,115)	59,806	(52,035)	(6,156)	(3,882)	1,128	1,546
Benefits paid	(21,599)	(23,480)	(18,424)	(17,751)	(2,577)	(561)	(1,406)	(366)
Exchange rate loss	—	(3,677)	—	32,068	—	231	—	1,493
Settlements	—	(11,390)	—	(13,697)	—	—	—	—

Benefit obligation, end of year	$936,066	$681,290	$973,031	$653,336	$112,262	$29,830	$107,406	$30,879

Changes in plan assets
Fair value of plan assets, beginning of year	$939,180	$586,979	$801,644	$458,491	$28,322	$—	$26,577	$—
Actual return on plan assets	(79,069)	(3,496)	148,071	34,212	(988)	—	2,672	—
Acquisitions/divestitures/transfers	—	2,230	—	—	—	—	—	—
Employer contributions	8,841	42,706	7,889	92,291	1,166	561	479	366
Participant contributions	—	8,286	—	7,701	—	—	—	—
Benefits paid	(21,599)	(23,480)	(18,424)	(17,751)	(2,577)	(561)	(1,406)	(366)
Exchange rate (gain) loss	—	(13,519)	—	25,732	—	—	—	—
Settlements	—	(11,390)	—	(13,697)	—	—	—	—

Fair value of plan assets, end of year	$847,353	$588,316	$939,180	$586,979	$25,923	$—	$28,322	$—

Reconciliation of funded status
Funded status	$(88,713)	$(92,974)	$(33,851)	$(66,357)	$(86,339)	$(29,830)	$(79,084)	$(30,879)
Unrecognized transitional obligation	—	—	—	—	357	—	437	—
Unrecognized loss (gain)	82,871	7,863	29,367	5,185	(1,441)	(785)	2,090	2,978
Unrecognized prior service cost (credit)	409	(10,625)	1,211	(9,375)	(5,704)	(8,196)	(6,505)	(8,865)
Contribution made after measurement date	—	2,000	—	3,462	—	90	—	64

Net amount recognized at year-end	$(5,433)	$(93,736)	$(3,273)	$(67,085)	$(93,127)	$(38,721)	$(83,062)	$(36,702)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$37,780	$52,585	$99,510	$61,364	$—	$—	$—	$—
Accrued benefit liability	(126,493)	(143,558)	(133,361)	(124,259)	(86,339)	(29,740)	(79,084)	(30,815)
Accumulated other comprehensive loss (income), pre-tax	83,280	(2,763)	30,578	(4,190)	(6,788)	(8,981)	(3,978)	(5,887)

Net amount recognized at year-end	$(5,433)	$(93,736)	$(3,273)	$(67,085)	$(93,127)	$(38,721)	$(83,062)	$(36,702)

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Income

The pre-tax net actuarial loss, prior service cost (credit) and transition obligation recognized in Accumulated other comprehensive income as of August 31, 2008 was as follows:

	Pension Benefits		Postretirement Benefits
	Year Ended August 31,		Year Ended August 31,
	2008		2008
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Net actuarial loss (gain)	$82,871	$7,863	$(1,441)	$(785)
Prior service cost (credit)	409	(10,626)	(5,704)	(8,196)
Transition obligation	—	—	357	—

Total	$83,280	$(2,763)	$(6,788)	$(8,981)

The estimated amounts that will be amortized from Accumulated other comprehensive income as of August 31, 2008 into net periodic pension and postretirement benefits expense during the year ended August 31, 2009 are as follows:

	Pension Benefits		Postretirement Benefits
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Actuarial loss (gain)	$1,575	$(1,178)	$—	$(45)
Prior service cost (credit)	210	(609)	(801)	(809)
Transition obligation	—	—	80	—

Total	$1,785	$(1,787)	$(721)	$(854)

Funded Status for Defined Benefit Plans

Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company’s U.S. pension plans include plans covering certain U.S. employees and former employees, as well as a frozen plan for former pre-incorporation partners, which is unfunded.

The accumulated benefit obligation for all U.S. and non-U.S. defined benefit pension plans as of August 31, 2008 and 2007 was as follows:

	August 31,
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans

Accumulated benefit obligation	$914,104	$592,941	$934,825	$545,494

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The following information is provided for pension and postretirement defined benefit plans with projected benefit obligations in excess of plan assets and for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits				Postretirement Benefits
	2008		2007		2008		2007
		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$126,493	$271,922	$133,361	$212,043	$112,262	$29,830	$107,406	$30,879
Fair value of plan assets	—	128,177	—	87,905	25,923	—	28,322	—
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$126,493	$238,832	$133,361	$188,609	$—	$—	$—	$—
Fair value of plan assets	—	127,877	—	87,905	—	—	—	—

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

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Plan Assets

The following table shows the Company’s target allocation for fiscal 2009 and weighted-average asset allocations as of August 31, 2008 and 2007 by asset category, for its pension and postretirement benefit plans:

Pension Plans

	2009 Target		Plan Assets as of August 31,
	Allocation		2008		2007
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Asset Category
Equity securities	60%	40-50%	80%	43%	81%	48%
Debt securities	40	35-45	20	40	18	38
Cash and short-term investments	—	0-5	—	—	1	—
Insurance contracts	—	0-5	—	1	—	1
Other	—	10-15	—	16	—	13

Total	100%	100%	100%	100%	100%	100%

U.S. Postretirement Plan(1)

	2009 Target	August 31,
	Allocation	2008	2007

Asset Category
Equity securities	36%	35%	39%
Debt securities	24	24	16
Cash and short-term investments	40	41	45

Total	100%	100%	100%

(1)	The non-U.S. plans are unfunded and thus the table only relates to the U.S. Plans.

Expected Contributions

In fiscal 2009, no contribution will be required for the U.S. pension plans. In fiscal 2009, the Company estimates it will contribute approximately $40,000 to its non-U.S. pension plans. Cash funding for retiree medical plans in fiscal 2009 is estimated to be approximately $2,000. In fiscal 2009, the Company expects to pay approximately $9,500 of benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The Company has not determined whether it will make additional voluntary contributions for employee pension plans.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits		Postretirement Benefits
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

2009	$22,052	$15,967	$3,869	$732
2010	25,464	17,871	4,764	828
2011	28,141	19,761	5,733	940
2012	30,870	22,217	6,602	1,052
2013	33,552	25,363	7,753	1,176
2014-2018	217,751	157,910	59,248	8,159

Defined Contribution Plans

In the United States and certain other countries, the Company maintains and administers defined contribution retirement plans for certain current, retired and resigned employees. Defined contribution retirement plans in countries other than the United States and the United Kingdom are individually immaterial.

In the United States, the Company maintains and administers a trusteed employer 401(k) match plan, the Accenture U.S. 401(k) Match and Savings Plan. The total costs of the 401(k) match plan were $74,655, $53,202 and $48,086 in fiscal 2008, 2007 and 2006, respectively.

In the United States, the Company maintains and administers a trusteed profit sharing plan, the Accenture U.S. Discretionary Profit Sharing Plan. The annual discretionary profit sharing contribution is determined by management after the end of the fiscal year. The liability recorded as of August 31, 2008 and 2007 for profit sharing was $66,981 and $58,358, respectively. The Company expects to pay the liability recorded as of August 31, 2008 in the first quarter of fiscal 2009. The total costs of the profit sharing plan were $68,349, $58,358, and $52,691 in fiscal 2008, 2007 and 2006, respectively.

In the United Kingdom, the Company maintains and administers a defined contribution plan, the Accenture Retirement Savings Plan. The Company provides matching contributions up to certain amounts based upon the age of each eligible employee. The total costs of the plan were $70,863, $57,975 and $50,225 in fiscal 2008, 2007 and 2006, respectively.

12.	SHARE-BASED COMPENSATION

Share Incentive Plan

The Accenture Ltd 2001 Share Incentive Plan (the “SIP”) is administered by the Compensation Committee of the Board of Directors of Accenture Ltd and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 375,000,000 Accenture Ltd Class A common shares are currently authorized for awards under the SIP. As of August 31, 2008, 140,153,960 shares were available for future grants under the SIP. Accenture Ltd Class A common shares covered by awards that expire, terminate or lapse will again be available

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

for the grant of awards under the SIP. The Company issues new shares and shares from treasury for shares delivered under the SIP.

A summary of information with respect to share-based compensation is as follows:

	Year Ended August 31,
	2008	2007	2006

Total share-based compensation expense included in Net income	$377,365	$306,795	$270,884
Income tax benefit related to share-based compensation included in Net income	119,647	102,823	93,029

Restricted Share Units

Under the SIP, participants may be granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan are subject to cliff or graded vesting, generally ranging from 2 to 10 years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during the year ended August 31, 2008 was as follows:

	2008
	Number of	Weighted Average
	Restricted Share	Grant-Date Fair
	Units	Value

Nonvested balance as of August 31, 2007	40,017,792	$26.81
Granted	13,576,452	37.52
Vested	(7,499,963)	23.56
Forfeited	(2,078,211)	28.13

Nonvested balance as of August 31, 2008	44,016,070	$30.61

As of August 31, 2008, there was $569,208 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years. As of August 31, 2008, there were 10,669,753 restricted share units vested but not yet delivered as Accenture Ltd Class A common shares.

Stock Options

Stock options are granted to senior executives and other employees under the SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture Ltd Class A common shares on the date the option is granted. Options granted under the SIP are subject to cliff or graded vesting, generally ranging from 2 to 10 years, and generally have a contractual term of 10 years. For awards with graded vesting, compensation expense is recognized over the vesting period of each

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Stock option activity for the year ended August 31, 2008 was as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number of Options	Exercise Price	(In Years)	Value

Options outstanding as of August 31, 2007	42,872,677	$19.10	5.4	$954,027
Granted	52,704	39.92
Exercised	(7,620,233)	18.93
Forfeited	(324,084)	22.40

Options outstanding as of August 31, 2008	34,981,064	$19.14	4.5	$779,362

Options exercisable as of August 31, 2008	32,789,179	$18.69	4.3	$745,341
Options exercisable as of August 31, 2007	37,696,081	18.45	5.2	863,541
Options exercisable as of August 31, 2006	44,177,710	17.35	5.8	522,702

The weighted average remaining contractual term and aggregate intrinsic value for options outstanding as of August 31, 2006 was 6.3 years and $595,954, respectively.

Other information pertaining to option activity is as follows:

	Year Ended August 31,
	2008	2007	2006

Weighted average grant-date fair value of stock options granted	$15.51	$14.15	$11.13
Total fair value of stock options vested	28,483	79,730	102,333
Total intrinsic value of stock options exercised	150,711	249,004	197,111

Cash received from the exercise of stock options was $144,260 and the income tax benefit realized from the exercise of stock options was $29,268 for the year ended August 31, 2008. As of August 31, 2008, there was $3,505 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

	Year Ended August 31,
	2008	2007	2006

Expected life (in years)	7.0	6.9	7.4
Risk-free interest rate	4.35%	4.65%	4.15%
Expected volatility	33%	35%	37%
Expected dividend yield	1%	1%	1%

For the three years ended August 31, 2008, the expected life of each award granted was calculated using the “simplified method” in accordance with SAB No. 107, “Share-Based Payment,” as amended by SAB No. 110, “Share-Based Payment.” The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected volatility is based on historical volatility levels of Accenture Ltd Class A common shares. Expected dividend yield is based on historical dividend payments.

Employee Share Purchase Plan

The Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP”) is a nonqualified plan that allows eligible employee participants to purchase Accenture Ltd Class A common shares at a discount through payroll deductions. Under the ESPP, substantially all employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to a per participant maximum of $7.5 per offering period) to purchase Accenture Ltd Class A common shares. The purchase price of the Accenture Ltd Class A common shares is 85% of the end of the offering period market price. A maximum of 75,000,000 Accenture Ltd Class A common shares may be issued under the ESPP. As of August 31, 2008, 53,327,243 Accenture Ltd Class A common shares had been issued under the ESPP. Under the ESPP, the Company issued 5,618,568 shares, 5,080,185 shares and 6,406,441 shares to employees in fiscal 2008, 2007 and 2006, respectively.

13.	SHAREHOLDERS’ EQUITY

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

Equity of Subsidiaries Redeemable or Exchangeable for Accenture Ltd Class A Common Shares

Accenture SCA Class I Common Shares

Senior executives in certain countries, including the United States, received Accenture SCA Class I common shares in connection with the Company’s transition to a corporate structure. Only the Company’s current and former senior executives and their permitted transferees hold Accenture SCA Class I common shares. Each Accenture SCA Class I common share entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture SCA and entitles its holders to dividends and liquidation payments.

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

14.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Share Purchase And Redemption Activity

The Board of Directors of Accenture Ltd has authorized funding for the Company’s publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by the Company’s current and former senior executives and their permitted transferees.

The Company’s share purchase activity during the year ended August 31, 2008 was as follows:

				Accenture SCA Class I Common
	Accenture Ltd Class A			Shares and Accenture Canada
	Common Shares			Holdings Inc. Exchangeable Shares			Total
	Shares	Amount		Shares		Amount	Shares	Amount

Open-market share purchases(1)	10,250,028	$358,052		—		$—	10,250,028	$358,052
Other share purchase programs	5,898,398	196,357	(2)	41,757,115	(3)	1,592,938	47,655,513	1,789,295
Other purchases(4)	2,874,791	113,887		—		—	2,874,791	113,887

Total	19,023,217	$668,296		41,757,115		$1,592,938	60,780,332	$2,261,234

(1)	The Company conducts a publicly announced, open-market share purchase program for Accenture Ltd Class A common shares. These shares are held as treasury shares by one or more subsidiaries of Accenture Ltd and may be utilized to provide for select employee benefits, such as equity awards to the Company’s employees.

(2)	On February 1, 2008, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 5,898,398 Accenture Ltd Class A common shares at a per share price of $33.29, resulting in a cash outlay of approximately $196,357. Shares from this transaction were purchased from certain former senior executives residing outside the United States.

(3)	Primarily represents purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees.

(4)	During the year ended August 31, 2008, as authorized under the Company’s various employee equity share plans, the Company acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

On October 25, 2007, the Board of Directors of Accenture Ltd authorized an additional $3,000,000 for share purchases. Management has discretion to use this authorization for purchases under either the Company’s publicly announced open-market share purchase program or its other share purchase programs. As of August 31, 2008, the Company’s aggregate available authorization was $2,502,959.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other Share Redemptions

During fiscal 2008, the Company issued 11,130,150 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the Company’s registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007. The registration statement allows the Company, at its option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by the Company’s senior executives, former executives and their permitted transferees.

Subsequent Event

On September 24, 2008, Accenture Ltd declared a cash dividend of $0.50 per share on its Class A common shares for shareholders of record at the close of business on October 10, 2008. Accenture Ltd will cause Accenture SCA to declare a cash dividend of $0.50 per share on its Class I common shares for shareholders of record at the close of business on October 7, 2008. Both dividends are payable on November 17, 2008. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

15.	LEASE COMMITMENTS

The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense including operating costs and taxes and sublease income from third parties during the year ended August 31, 2008, 2007 and 2006 was as follows:

	August 31,
	2008	2007	2006

Rental expense	$515,161	$452,938	$413,722
Sublease income from third parties	37,625	35,147	29,249

Future minimum rental commitments under non-cancelable operating leases as of August 31, 2008, were as follows:

	Operating	Operating
	Lease	Sublease
	Payments	Income

2009	$426,698	$(37,276)
2010	334,684	(34,272)
2011	265,139	(27,300)
2012	197,310	(24,908)
2013	161,134	(24,078)
Thereafter	874,770	(96,199)

	$2,259,735	$(244,033)

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

16.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has the right to purchase substantially all of the remaining outstanding shares of Avanade not owned by the Company at fair value if certain events occur. The Company may also be required to purchase substantially all of the remaining outstanding shares of Avanade at fair value if certain events occur.

The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2008, management was not aware of any obligations arising under such indemnification contracts that would require material payments.

From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. As of August 31, 2008, the Company estimates that it had assumed an aggregate potential liability of approximately $1,285,000 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $17,000 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any significant payments under any of the contracts described in this paragraph.

Legal Contingencies

As of August 31, 2008, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

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

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Products, Public Service (known as “Government” prior to September 1, 2007) and Resources. Information regarding the Company’s reportable operating segments is as follows:

Year Ended August 31:	Comm. &	Financial		Public
2008	High Tech	Services	Products(3)	Service(3)	Resources	Other	Total

Revenues before reimbursements	$5,449,737	$5,005,039	$6,068,589	$2,870,765	$3,963,477	$29,195	$23,386,802
Depreciation(1)	72,924	69,566	78,849	42,658	54,866	—	318,863
Operating income	656,785	660,560	863,893	260,245	570,099	—	3,011,582
Assets as of August 31(2)	816,081	303,364	522,526	638,371	480,202	(28,262)	2,732,282
2007
Revenues before reimbursements	$4,600,460	$4,357,327	$4,913,220	$2,560,530	$3,242,596	$21,681	$19,695,814
Depreciation(1)	57,294	62,053	58,361	40,632	42,150	—	260,490
Operating income	581,780	490,433	669,201	272,411	478,794	—	2,492,619
Assets as of August 31(2)	774,748	108,180	456,967	451,596	332,719	22,428	2,146,638
2006
Revenues before reimbursements	$4,177,061	$3,558,147	$4,010,698	$2,221,121	$2,665,778	$13,586	$16,646,391
Depreciation(1)	58,307	57,437	47,350	60,421	43,339	—	266,854
Operating income	630,502	387,786	399,853	83,416	339,502	—	1,841,059
Assets as of August 31(2)	550,333	86,733	357,364	528,415	316,399	21,239	1,860,483

(1)	This amount includes depreciation on property and equipment controlled by each operating segment, as well as an allocation for depreciation on property and equipment they do not directly control.

(2)	Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, current and non-current Unbilled services, Deferred contract costs and current and non-current Deferred revenues.

(3)	During the second quarter of fiscal 2006, in connection with certain large, long-term contracts (the “NHS Contracts”), the Company recorded a $450,000 aggregate loss provision that was reflected in Cost of services. The Company later entered into an agreement to transfer to a third party the majority of its rights and obligations under the NHS Contracts. This agreement resulted in a $339,000 reduction in net revenues in the fourth quarter of fiscal 2006, which was offset by a $339,000 decrease in Cost of services, including a reversal of the remainder of the loss provision recorded earlier in fiscal 2006. These adjustments were reflected in the operating results of the Company’s Products and Public Service operating groups.

The accounting policies of the operating segments are the same as those described in Note 1 (Summary of Significant Accounting Policies) to these Consolidated Financial Statements.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic areas and countries based on where client services are supervised. Information regarding geography and countries is as follows:

Year Ended August 31:	Americas	EMEA(1)	Asia Pacific	Total

2008
Net revenues	$9,725,808	$11,545,905	$2,115,089	$23,386,802
Reimbursements	961,683	749,232	216,109	1,927,024

Revenues	10,687,491	12,295,137	2,331,198	25,313,826
Long-lived assets as of August 31	280,812	295,301	224,051	800,164
2007
Net revenues	$8,482,646	$9,533,746	$1,679,422	$19,695,814
Reimbursements	869,589	705,851	181,493	1,756,933

Revenues	9,352,235	10,239,597	1,860,915	21,452,747
Long-lived assets as of August 31	320,835	268,355	218,879	808,069
2006
Net revenues	$7,741,139	$7,643,712	$1,261,540	$16,646,391
Reimbursements	824,750	637,152	120,073	1,581,975

Revenues	8,565,889	8,280,864	1,381,613	18,228,366
Long-lived assets as of August 31	330,185	247,944	149,563	727,692

(1)	EMEA includes Europe, Middle East and Africa.

The Company conducts business in the following countries that individually comprised more than 10% of consolidated net revenues within the three years ended August 31, 2008:

	Year Ended August 31,
	2008	2007	2006

United States	34%	36%	39%
United Kingdom	12	14	13

The Company conducts business in the following countries that hold more than 10% of its total consolidated long-lived assets, as follows:

	August 31,
	2008	2007	2006

United States	29%	34%	40%
United Kingdom	10	11	13
India	15	15	11

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Net revenues by type of work are as follows:

	Year Ended August 31,
	2008	2007	2006

Consulting	$14,117,186	$11,856,263	$9,892,128
Outsourcing	9,269,616	7,839,551	6,754,263

Net revenues	23,386,802	19,695,814	16,646,391
Reimbursements	1,927,024	1,756,933	1,581,975

Revenues	$25,313,826	$21,452,747	$18,228,366

18.	QUARTERLY DATA (unaudited)

	First	Second	Third	Fourth
Year Ended August 31, 2008	Quarter	Quarter	Quarter	Quarter	Annual

Net revenues	$5,673,913	$5,611,314	$6,102,059	$5,999,516	$23,386,802
Reimbursements	428,044	446,309	491,142	561,529	1,927,024
Revenues	6,101,957	6,057,623	6,593,201	6,561,045	25,313,826
Cost of services before reimbursable expenses	3,968,836	3,958,264	4,179,378	4,094,739	16,201,217
Reimbursable expenses	428,044	446,309	491,142	561,529	1,927,024
Cost of services	4,396,880	4,404,573	4,670,520	4,656,268	18,128,241
Operating income	726,399	638,057	862,154	784,972	3,011,582
Net income	381,285	406,557	469,089	434,820	1,691,751
Weighted average Class A common shares:
— Basic	611,842,254	608,472,725	606,513,399	617,165,786	610,949,205
— Diluted	839,271,348	827,974,896	816,421,753	809,944,127	822,371,710
Earnings per Class A common share:
— Basic	$0.62	$0.67	$0.77	$0.70	$2.77
— Diluted	$0.60	$0.64	$0.74	$0.67	$2.65
Common stock price per share:
— High	$42.32	$38.44	$42.04	$42.00	$42.32
— Low	$33.03	$31.91	$32.42	$38.02	$31.91

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

	First	Second	Third	Fourth
Year Ended August 31, 2007	Quarter	Quarter	Quarter	Quarter	Annual

Net revenues	$4,754,088	$4,749,838	$5,081,804	$5,110,084	$19,695,814
Reimbursements	412,271	419,515	461,880	463,267	1,756,933
Revenues	5,166,359	5,169,353	5,543,684	5,573,351	21,452,747
Cost of services before reimbursable expenses	3,321,844	3,344,772	3,471,962	3,515,763	13,654,341
Reimbursable expenses	412,271	419,515	461,880	463,267	1,756,933
Cost of services	3,734,115	3,764,287	3,933,842	3,979,030	15,411,274
Operating income	609,592	559,392	681,529	642,106	2,492,619
Net income	284,232	296,722	345,400	316,794	1,243,148
Weighted average Class A common shares:
— Basic	598,612,668	604,326,019	607,421,151	606,280,399	604,128,805
— Diluted	875,778,847	867,842,561	859,715,775	847,442,949	862,431,623
Earnings per Class A common share:
— Basic	$0.47	$0.49	$0.57	$0.52	$2.06
— Diluted	$0.46	$0.47	$0.54	$0.50	$1.97
Common stock price per share:
— High	$35.17	$39.25	$41.19	$44.03	$44.03
— Low	$28.28	$33.45	$34.28	$37.25	$28.28